Form 10-Q
period 2004-09-30
GMH Communities Trust
filed 2004-12-15
CIK 1293200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32290

GMH COMMUNITIES TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	201181390
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10 Campus Boulevard, Newtown Square, PA	19073
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code  (610) 355-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

On December 13, 2004, 30,350,989 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

*  The registrant has not been subject to the filing requirements for the past 90 days as it completed its initial public offering on November 2, 2004.  The registrant has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 since it became subject to such filing requirements.

GMH COMMUNITIES TRUST

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures
Part II — OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

Separate financial statements for GMH Communities Trust have not been presented as GMH Communities Trust had no operations from inception to September 30, 2004.  Operations for GMH Communities Trust commenced upon the consummation of the initial public offering of its common shares on October 27, 2004.  Therefore, combined financial statements for GMH Communities Trust’s predecessors entities (“The GMH Predecessor Entities”) have been presented herein as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003.

THE GMH PREDECESSOR ENTITIES

CONDENSED COMBINED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Real estate investments:
Student housing properties	$258,279	$—
Accumulated depreciation	(1,012)	—
	257,267	—
Corporate assets:
Corporate assets	14,598	14,499
Accumulated depreciation	(3,148)	(2,707)
	11,450	11,792
Cash and cash equivalents	3,433	515
Restricted cash	1,966	—
Accounts and other receivables:
Related party	5,388	610
Third party	816	470
Investments in joint ventures	4,377	2,345
Deferred contracts costs, net	5,256	302
Deferred financing costs, net	657	30
Deposits	3,864	—
Lease intangibles, net	2,565	—
Other assets	7,807	82
Total assets	$304,846	$16,146
LIABILITIES AND OWNERS’ EQUITY
Notes payable	$220,801	$10,977
Accounts payable:
Related party	123	—
Third party	6,041	1,507
Accrued expenses	8,017	—
Accrued profits interests	33,180	—
Due to owner	4,375	68
Other liabilities	2,527	—
Total liabilities	275,064	12,552
Owners’ equity	29,782	3,594
Total liabilities and owners’ equity	$304,846	$16,146

See accompanying notes.

THE GMH PREDECESSOR ENTITIES

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Rent and other property income	$6,753	$147	$7,023	$438
Expense reimbursements:
Related party	8,702	213	16,669	310
Third party	1,906	1,651	5,475	5,216
Management fees:
Related party	967	480	2,683	1,557
Third party	752	549	3,430	2,242
Other fee income-related party	2,115	—	4,174	—
Other income	141	86	493	409
Total revenue	21,336	3,126	39,947	10,172
Operating Expenses:
Property operating expenses	5,808	1,176	9,851	5,079
Reimbursed expenses	10,608	1,864	22,144	5,526
Real estate taxes	490	—	490	—
Administrative expenses	2,172	777	4,488	2,695
Profits interests expense	33,180	—	33,180	—
Depreciation and amortization	1,770	220	2,188	630
Interest	1,722	81	1,880	265
Total expenses	55,750	4,118	74,221	14,195
Net loss	$(34,414)	$(992)	$(34,274)	$(4,023)

See accompanying notes.

THE GHM PREDECESSOR ENTITIES

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September, 30
	2004	2003
Cash flows from operating activities:
Net loss	$(34,274)	$(4,023)
Adjustments to reconcile net loss to net cash from operating activities-
Depreciation and amortization	2,188	615
Amortization of deferred loan costs	36	—
Amortization of debt premiums	(266)	—
Equity in income from investment in joint venture properties	(70)	—
Changes in operating assets and liabilities:
Accounts receivable	(346)	(631)
Prepaid expenses and other assets	(1,108)	(38)
Payment of deferred contract costs	(4,954)	(1,070)
Due from related parties	(4,778)	—
Other accounts receivable	—	252
Accounts payable and accrued expenses	14,171	502
Accrued profits interest	33,180	—
Accrued interest payable	907	—
Due to related parties	123	487
Net from operating activities	4,809	(3,906)

Cash flows from investing activities:
Property acquisitions	(120,152)	—
Deposits paid on future acquisitions	(3,864)	—
Capitalized expenditures	(75)	—
Restricted cash	(1,966)	—
Investments in joint ventures	(3)	—
Purchase of management contracts	(1,186)	—
Net cash from investing	(127,246)	—

Cash flows from financing activities:
Owner distributions	(31,652)	(2,622)
Owner contributions	90,688	7,306
Proceeds from mortgage notes payable	69,536	—
Short-term borrowings from owner	3,697	—
Payment of financing costs	(663)	—
Repayment of notes payable	(808)	(621)
Costs related to initial public offering	(5,443)
Net cash from financing activities	125,355	4,063

Net increase in cash and cash equivalents	2,918	157

Cash and cash equivalents, beginning of year	515	96

Cash and cash equivalents, end of period	$3,433	$253

Supplemental information
Real estate acquired by assuming debt	$128,622	$—

Property distributed at net book value	$(381)	$—

Furniture and computers contributed at net book value	$463	$—

See accompanying notes.

The GMH Predecessor Entities

Notes to Condensed Combined Financial Statements

September 30, 2004

(Unaudited)

1. Organization and Basis of Presentation

The management of The GMH Predecessor Entities (defined below) prepared the condensed combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or combined pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not to be misleading. The condensed combined financial statements should be read in conjunction with the audited financial statements and the notes thereto of GMH Communities Trust and the audited financial statements of The GMH Predecessor Entities and the notes thereto, referred to as we or the Company, included in the final prospectus relating to our initial public offering as filed with the SEC on October 29, 2004. In management’s opinion, all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the combined financial position of The GMH Predecessor Entities and the combined results of their operations and their cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.  The historical operations prior to completion of the initial public offering that are described in this report refer to the operations of College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P., Corporate Flight Services, LLC, and GMH Communities, LP which are collectively referred to as The GMH Predecessor Entities.

Organization

GMH Communities Trust intends to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended.  We completed our initial public offering in November 2004, pursuant to which we sold an aggregate of 30,350,989 common shares of beneficial interest at an offering price of $12.00 per share, and raised an aggregate of $330.9 million in net proceeds, after deducting the underwriters’ discount, a structuring fee relating to financial advisory services and other offering related expenses.  We contributed the net proceeds from the offering to GMH Communities, LP, a Delaware limited partnership that we refer to as our operating partnership, in exchange for units of partnership interest.  As of December 13, 2004, we owned 29,769,820 units of limited partnership interest, and through a wholly-owned subsidiary, GMH Communities GP Trust, owned 100% of the general partnership interest in our operating partnership.

Prior to our initial public offering, our operating partnership commenced operations on July 27, 2004, when Gary M. Holloway, our chairman, president and chief executive officer, Vornado Realty Trust, and certain entities affiliated with Mr. Holloway and Vornado entered into a contribution agreement relating to the contribution of various assets to GMH Communities, LP.  Under the terms of the contribution agreement, Mr. Holloway contributed equity interests owned by him and by entities affiliated with him in the The GMH Predecessor Entities and other related assets in exchange for Class A partnership interests in GMH Communities, LP, and Vornado agreed to contribute up to $159.0 million to our operating partnership in exchange for Class B partnership interests.  In connection with its investment in our operating partnership, Vornado also purchased a warrant for $1.0 million to acquire, at its option, a number of units of limited partnership in our operating partnership, common shares in GMH Communities Trust or a combination of both, representing a 38.24% economic interest in our partnership or GMH Communities Trust, as the case may be, immediately prior to completion of our initial public offering.

In accordance with the terms of the partnership agreement between Mr. Holloway and Vornado, and concurrent with the completion of our initial public offering on November 2, 2004, we paid approximately $77.3 million to Vornado relating to the redemption of all of Vornado’s general and limited partnership interests in GMH Communities, LP, based on Vornado’s $113.8 million contribution to our operating partnership as of the date of the offering, plus a preferential return in the amount of $13.5 million, and after giving effect to the surrender by Vornado of $50.0 million in value of its pre-offering partnership interest in our operating partnership, as payment for the portion of its warrant required to be exercised upon completion of our initial public offering under the terms of the warrant.  Our historical results through September 30, 2004 do not reflect the increase in minority interest expense associated with this preferential return that will be recorded in the fourth quarter of 2004.

Prior to our initial public offering, Vornado and Gary M. Holloway were the sole equity holders of our operating partnership and each held, through affiliated entities, general partnership interests in our operating partnership.  Concurrent with the closing of the Company’s initial public offering on November 2, 2004, we became the sole general partner of our operating partnership.  Prior to completion of our initial public offering, the Company had no operations.

We, through our operating partnership, are a self-advised, self-managed, specialty housing company engaged in the ownership, operation, management, leasing, acquisition, expansion and renovation of residential housing units located near major universities and on or near military bases in the United States through direct ownership and through investments in joint ventures. We also provide real estate facility management, construction, development, renovation and other advisory services through subsidiaries of our operating partnership to third parties and to joint ventures in which the Company is invested.

Basis of Presentation

Prior to our initial public offering, Gary M. Holloway sponsored and approved a business combination plan involving certain entities and other assets owned by him, including 353 Associates, L.P., College Park Management, Inc., GMH Military Housing LLC, Corporate Flight Services LLC, and other entities holding a 10% interest in four student housing properties, which we collectively refer to, together with our operating partnership, as our predecessor entities or The GMH Predecessor Entities.  The financial statements of The GMH Predecessor Entities included herein present the combined financial position of our predecessor entities as of September 30, 2004 and December 31, 2003 and the combined results of operations during the three- and nine-month periods ended September 30, 2004 and 2003, and we have described our operations as if the historical operations of our predecessor entities were conducted by the Company during such periods.  Such results of operations also include the operating partnership and the 10% interest in four student housing properties from July 27, 2004 through September 30, 2004.

353 Associates, L.P. owns and operates a 43,866 square foot commercial office building located in Newtown Square, Pennsylvania.  In connection with the completion of our initial public offering, Gary M. Holloway and an entity wholly-owned by him contributed 100% of the equity interests in 353 Associates, L.P. to our operating partnership.  The building is currently used as the Company’s corporate headquarters.  353 Associates, L.P. historically leased the building to certain of The GMH Predecessor

Entities and other entities owned or controlled by Gary M. Holloway.  We will continue to lease a portion of the building to certain other entities owned or controlled by Gary M. Holloway that were not contributed to the Company in connection with our initial public offering.

College Park Management, Inc. performs property management and asset management services for residential apartment properties leased to students at colleges and universities located throughout the United States.  In connection with the formation of our operating partnership on July 27, 2004, Gary M. Holloway consented to the merger of College Park Management, Inc. with and into College Park Management, LLC, a wholly-owned subsidiary of our operating partnership, and contributed 100% of the equity interests in College Park Management, Inc. to our operating partnership.  Gary M. Holloway has retained an ownership interest in certain of the properties that were managed by College Park Management, Inc., and which properties are currently managed by College Park Management, LLC through its wholly-owned subsidiary, College Park Management TRS, Inc.

GMH Military Housing LLC, through its wholly-owned subsidiaries, has engaged in the development, construction, renovation and management of family housing units located on military bases throughout the United States.  On July 27, 2004, Gary M. Holloway contributed 100% of the outstanding equity interests in GMH Military Housing LLC to our operating partnership, which included the contribution of the equity interests in each of the wholly-owned subsidiaries of GMH Military Housing LLC: GMH Military Housing Investments LLC, GMH Military Housing Development, LLC, GMH Military Housing Construction, LLC and GMH Military Housing Management, LLC.  Upon completion of the Company’s initial public offering, GMH Military Housing, LLC transferred 100% of the outstanding membership interests in GMH Military Housing Investments LLC to our operating partnership.  GMH Military Housing, LLC will make an election to be treated as a corporation for federal income tax purposes and as a "taxable REIT subsidiary", as defined in the Internal Revenue Code of 1986, as amended.

As of September 30, 2004, GMH Military Housing, LLC had finalized three projects, encompassing five bases, with the Department of Defense, or DoD, related to the following military housing privatization projects: Fort Stewart and Hunter Army Airfield in Savannah, Georgia; Fort Hamilton in Brooklyn, New York; and Walter Reed Army Medical Center in Washington D.C. and Montgomery County, Maryland and Fort Detrick in Frederick, Maryland. In addition, in November 2003, GMH Military Housing LLC through a joint venture with FW Military Housing LLC, an unrelated third party, we acquired the ownership interests of an unrelated bankrupt entity that was a member of Fort Carson Family Housing LLC. As of September 30, 2004, GMH Military Housing LLC had been awarded the right to enter into exclusive negotiations for the award of three military housing privatization projects, encompassing 14 bases and installations.  In November 2004, GMH Military Housing, LLC finalized the Navy Northeast Region military housing privatization project with the United States Navy, encompassing eight installations located in Maine, New York, Rhode Island, Connecticut and New Jersey.  The two remaining military housing projects, encompassing four bases, for which GMH Military Housing, LLC has been awarded the rights to exclusively negotiate are still in the process of being negotiated with the United States Army.

Corporate Flight Services, LLC owns and operates a corporate aircraft that has been leased to certain of The GMH Predecessor Entities and other entities owned or controlled by Gary M. Holloway that were not contributed to the Company in connection with the initial public offering.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect various amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate Investments and Corporate Assets

Real estate investments are carried at cost, net of accumulated depreciation. Cost for acquired assets includes the purchase price and closing costs.  Such cost is allocated to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Information obtained about each property as a result of due diligence, marketing and leasing activities also is considered.

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and nature of the tenancy. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as real estate taxes, insurance and other operating expenses. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.  Such amortization is included in depreciation and amortization in the accompanying condensed combined statements of operations.

Accumulated amortization related to intangible lease costs totaled $2.6 million as of September 30, 2004.

The exchange of contributed interests has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities including the commercial office building owned by 353 Associates, L.P., the corporate aircraft owned by Corporate Flight Services LLP, and office furniture and equipment contributed by Gary M. Holloway have been recorded at the historical cost of our predecessor entities.

Routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs such as cleaning, interior painting and carpeting of units are expensed as incurred. We capitalize expenditures incurred that improve the value and extend the useful life of an asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is 40 years for buildings including student housing properties and the commercial office building, 10 years for the coporate aircraft and five years for furniture and equipment.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated. The assets and liabilities relating to assets classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits and cash held as collateral to provide credit enhancement for  notes payable, real estate taxes and capital expenditures as required by the terms of various loan agreements.

Allowance for Doubtful Accounts

We estimate the collectibility of receivables generated by rental and other income as a result of the operation of our student housing properties based upon the specific identification of tenants who are delinquent in their payments, as well as a reserve for all other amounts. If we believe that the collectibility of certain amounts is questionable, we record a specific reserve for these amounts to reduce the amount outstanding to an amount we believe will be collectible and a reserve for all other accounts based on a range of percentages applied to aging categories, which is based on historical collection and write-off experience.

We also evaluate the collectibility of fee income generated by the management of student housing properties owned by others and through the provision of development, construction, renovation, and management services to our military housing privatization projects based upon the individual facts and circumstances, including the contractual right to receive such amounts in accordance with the terms of the various contracts and record a reserve for specific amounts, if necessary.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized on a straight-line basis over the term of the loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization related to these costs was $101,000 at September 30, 2004 and $65,000 at December 31, 2003.

Deferred Contract Costs

Deferred contract costs represent costs attributable to specific military housing projects incurred in connection with seeking Congress’ approval of a Community Development and Management Plan, or CDMP, which is obtained upon final award by the DoD to GMH Military Housing LLC of a project after a period of exclusive negotiation, as well as transition and closing costs that are expected to be reimbursed by the military housing project. Such costs are expensed at the time that the expense reimbursement for preparing the CDMP is approved by Congress, with respect to an Army military housing privatization project, or at closing of the military housing project, with respect to a Navy military housing privatization project, at which time the revenue is recognized. Prior to the time that the costs incurred are expensed in connection with the approval of the CDMP by Congress or the closing of the military housing project, such amounts are included in deferred contract costs and are evaluated as to the probable recoverability of such amounts. Costs that are not considered probable of recovery are written off.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued expenses, and other liabilities approximate fair value because of the relatively short-term nature of these instruments.

The carrying value of fixed-rate notes payable assumed in connection with the acquisition of 11 student housing properties is recorded at fair value based on current market rates.

The carrying amounts of variable rate notes payable approximate their fair values. The carrying amount of the fixed-rate note obtained in connection with the refurbishments of the corporate aircraft is approximately its fair value.

Revenue Recognition

Rental revenue is recognized when due over the lease terms, which are generally 12 months or less.  Management fees are generally based on a percentage of cash receipts of the properties managed and are recognized when earned.

Asset management fees are generally based on a percentage of the cost basis of certain assets under management and are recognized by College Park Management, Inc. when earned.

Development, construction/renovation and business development fees are recognized when earned in accordance with the terms of the underlying contracts.

Expense reimbursements primarily include payroll and related expenses, incurred for certain employees engaged in the operation of certain properties under management, and other operating expenses that are reimbursed to College Park Management, Inc. and GMH Military Housing LLC by the owner of the related property.

Rental income earned by 353 Associates, L.P. from entities owned or controlled by Gary M. Holloway that were not contributed to the Company in connection with its initial public offering are recognized on a straight-line basis over the term of the respective leases regardless of when payments are due.  Reimbursements from these tenants for common area charges and utilities are recognized as revenues in the period the associated expense is incurred.

Fees earned from the use of the corporate aircraft owned by Corporate Flight Services LLC and paid by entities owned or controlled by Gary M. Holloway that were not be contributed to the Company in connection with its initial public offering are recognized at the time the related travel occurs.

Income Taxes

In conformity with the Internal Revenue Code of 1986, as amended, and applicable state and local tax statutes, taxable income or loss of The GMH Predecessor Entities was required to be reported in the tax return of Gary M. Holloway, as such entities were treated as pass-through entities for tax purposes. Accordingly, no income tax provision has been reflected in the accompanying combined statements of operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.

3. Investments in Joint Ventures

The following investments are accounted for using the equity method of accounting as the investors have significant influence over the investees’ operating and financial policies. Under the equity method, the investors recognize their share of the earnings or losses of the investees’ and record distributions received from the investees’ as a reduction of their investment.

On July 27, 2004, Gary M. Holloway contributed his 10% ownership interest in four student housing properties to our operating partnership at cost.  In connection with our initial public offering, we acquired the remaining 90% interest in these assets at fair value.

College Park Management, Inc. had a 40% interest in Atrium Pacific Avenue, LLC. College Park Management, Inc. discontinued recording its share of the losses of Atrium Pacific Avenue, LLC prior to 2001 as its investment was reduced to zero. In the third quarter of 2003, the real estate property owned by Atrium Pacific Avenue, LLC was sold and a liquidating distribution was paid to College Park Management, Inc.

In November 2003, GMH Military Housing, LLC and FW Military Housing LLC formed a joint venture known as GMH Military Housing-Fort Carson LLC that acquired the ownership interests of an unrelated bankrupt entity that was a member of Fort Carson Family Housing LLC. GMH Military Housing LLC contributed approximately $2,350,000 to GMH Military Housing-Fort Carson LLC in return for its 10% interest in the joint venture.  As of September 30, 2004, GMH Military Housing-Fort Carson LLC has no liabilities and its primary asset is its investment in Fort Carson Family Housing LLC. The operations of the GMH Military Housing-Fort Carson LLC during the nine-month period ended September 30, 2004 were primarily limited to earning $1.0 million of preferred returns on its investment in Fort Carson Family Housing LLC and incurring approximately $15,000 of administrative expenses.

4. Notes Payable

During the nine-month period ended September 30, 2004, notes payable totaling $128.6 million were assumed relating to the acquisition of 11 properties.  These notes bear interest at fixed rates ranging from 4.92% to 8.18% and mature at various dates through 2004.  In conjunction with the purchase accounting for these assets, the carrying value of these notes was increased by $12.5 million to record them at estimated fair value.  The fair value of the notes was calculated as the difference between the present value of the notes using a current estimated market rate of interest of 4.75% and the outstanding principal amount.

During the nine-month period ended September 30, 2004, variable rate notes payable totaling $69.5 million were obtained relating to the acquisition of four properties.  These notes, requiring payments of interest only at LIBOR plus 2.05% (LIBOR on these loans was 1.69% at September 30, 2004), mature at various dates in 2007.

The note payable owed by 353 Associates, L.P. in the amount of $5.8 million at September 30, 2004, secured by the commercial office building, requires monthly payments of principal and interest. Payments of principal are required in an amount equal to the principal component of a monthly installment that would fully amortize the loan in 300 equal monthly installments at an assumed interest rate of 8.5%. Interest accrues and is paid in arrears based on LIBOR plus 2.25% (LIBOR on this loan was 1.84% at September 30, 2004). The remaining principal balance is due upon maturity in August 2005.  In addition, the office furniture at this property was financed with a note that has a remaining balance of $118,000 at September 30, 2004 and requires monthly principal payments of $13,000 plus interest at LIBOR plus 2.25% (LIBOR on this loan was 1.84% at September 30, 2004).  The remaining principal balance is due upon maturity in August 2005.

Corporate Flight Services LLC financed the acquisition and subsequent refurbishments of the corporate aircraft with two loans. One loan with a principal balance of $4.4 million at September 30, 2004 requires monthly payments of principal and interest at the commercial paper rate plus 1.8% (1.32% at September 30, 2004) in the amount of $72,000 through January 2011. The second loan with a principal balance of

$68,000 at September 30, 2004 requires monthly payments of principal and interest at 9.5% in the amount of $3,000 through August 2006.

The aggregate annual principal payments due on our notes payable for the remainder of this year, the five succeeding years and thereafter are as follows:

Annual Principal Payments
(in thousands)
2004	$767
2005	9,204
2006	3,962
2007	73,687
2008	4,369
2009	4,599
Thereafter	124,213
$220,801

5. Other Transactions With Related Parties

The operating results or financial position of The GMH Predecessor Entities could be significantly different from those that would have been reported if the entities were autonomous.

Through July 27, 2004, common costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Gary M. Holloway, including The GMH Predecessor Entities using assumptions based on headcount that management believed were reasonable and approximated the costs if such services had been received from third parties.  During the three- and nine-month periods ending September 30, 2004 and 2003, such costs totaled $1.4 million and $2.9 million in 2004 and $0.5 million and $1.6 million in 2003 and are included in administrative expenses on the accompanying condensed combined statements of operations.  Subsequent to July 27, 2004, such costs were incurred directly by our operating partnership.  The allocation of such costs to other entities owned or controlled by Gary M. Holloway subsequent to July 27, 2004 is reflected as expense reimbursements from related parties in the accompanying condensed combined statements of operations.

College Park Management, Inc. and GMH Military Housing LLC are reimbursed by the owners of certain rental properties under management, including some in which Gary M. Holloway is an investor, for the cost of certain employees engaged in the daily operation of those properties. The reimbursement of these costs is reflected as expense reimbursements in the accompanying condensed combined statements of operations.

353 Associates, L.P. pays management fees to a management company owned by Gary M. Holloway that was not contributed to the Company in connection with its initial public offering, at a rate of 3% of cash receipts.  During the three- and nine-month periods ending September 30, 2004 and 2003, management fees totaled $5,000 and $23,000 in 2004 and $9,000 and $27,000 in 2003 and are included in administrative expenses in the accompanying condensed combined statements of operations.

353 Associates, L.P. reimburses an entity owned by Gary M. Holloway that was not contributed to the Company in connection with its initial public offering for the cost of services provided by one of its employees who serves as a day porter for the commercial office building.  During the three- and nine-month periods ending September 30, 2004 and 2003, such costs totaled $17,000 and $54,000 in 2004 and $15,000 and $49,000 in 2003 and are included in administrative expenses in the accompanying condensed combined statements of operations.

In addition to management and asset management fees, College Park Management, Inc. earned certain other amounts in connection with the provision of services to properties under management in which Gary M. Holloway is an investor.  During the three- and nine-month periods ending September 30, 2004 and 2003, such income totaled $1,000 and $4,000 in 2004 and $4,000 and $14,000 in 2003 and are included in other income in the accompanying condensed combined statements of operations.

6. Profits Interests

In recognition of past service, certain employees of The GMH Predecessor Entities and other entities affiliated with Gary M. Holloway were awarded profits interests by Gary M. Holloway. These employees were eligible to participate in the net proceeds or value received by Gary M. Holloway upon the sale or disposition of certain student housing properties and the military housing business in excess of Mr. Holloway’s equity investments in such assets.  These employees rendered all services and satisfied all conditions necessary to earn the right to benefit from these profits interests as of the date that such profits interests were awarded.  In accordance with Financial Accounting Standards Statement No.5, Accounting for Contingencies, compensation expense relating to the award of these profits interests is required to be recognized by The GMH Predecessor Entities when the sale or disposition of the assets resulting in proceeds received by Gary M. Holloway in an amount in excess of his equity investment in such assets becomes probable.  This amount became probable during the third quarter of 2004 when, in connection with the contribution of the ownership interests in GMH Military Housing LLC, College Park Management, Inc. and other assets by Mr. Holloway to our operating partnership in anticipation of the initial public offering of the Company, the remaining profits interests awards were amended to fix the value of such awards at $33.2 million to be paid to these employees unconditionally.  Accordingly, this amount was recognized in the third quarter of 2004 and Mr. Holloway’s obligations regarding the profits interests were satisfied upon the transfer of $33.2 million of units of limited partnership in our operating partnership to these employees on November 2, 2004, the closing date of our initial public offering.

7. Commitments and Contingencies

As of September 30, 2004, we had agreements to acquire 16 student housing properties for an aggregate purchase price of $373.8 million and had placed deposits related to such acquisitions totaling $3.9 million.

In connection with finalizing the agreements with the DoD for the military privatization housing projects, GMH Military Housing, LLC committed to contribute equity totaling $5.9 million in 2005, $2.0 million in 2007 and $8.0 million in 2011.

The GMH Predecessor Entities are subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. Management believes that such routine litigation, claims and administrative proceedings would not have a material adverse impact on The GMH Predecessor Entities’ combined financial position or combined results of operations.

8. Segment Reporting

The GMH Predecessor Entities have been managed as individual entities that comprise two reportable segments: (1) student housing and (2) military housing. Corporate reflects the operations of 353 Associates, L.P., Corporate Flight Services LLC, and GMH Communities, LP. The management of The GMH Predecessor Entities evaluates each segment’s performance based upon net operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

12

	Three Months Ended September 30,
	2004				2003
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$6,683	$—	$70	$6,753	$—	$—	$147	$147
Expense reimbursements:
Related party	367	7,697	638	8,702	164	—	49	213
Third party	1,906	—	—	1,906	1,651	—	—	1,651
Management fees:
Related party	348	619	—	967	480	—	—	480
Third party	752	—	—	752	549	—	—	549
Other fee income-related party	—	2,115	—	2,115	—	—	—	—
Other income	14	24	103	141	7	—	79	86
Total revenue	10,070	10,455	811	21,336	2,851	0	275	3,126
Operating Expenses:
Property operating expenses	4,773	1,035	—	5,808	554	622	—	1,176
Reimbursed expenses	2,273	7,697	638	10,608	1,815	—	49	1,864
Real estate taxes	490	—	—	490	—	—	—	—
Administrative expenses		—	2,172	2,172	—	—	777	777
Profits interest expense	—	—	33,180	33,180	—	—	—
Depreciation and amortization	1,526	10	234	1,770	6	—	214	220
Interest	1,627	—	95	1,722	—	—	81	81
Total expenses	10,689	8,742	36,319	55,750	2,375	622	1,121	4,118
Net (loss) income	$(619)	$1,713	$(35,508)	$(34,414)	$476	$(622)	$(846)	$(992)

	Nine Months Ended September 30,
	2004				2003
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$6,683	$—	$340	$7,023	$—	$—	$438	$438
Expense reimbursements:
Related party	1,089	14,845	735	16,669	164	—	146	310
Third party	5,475	—	—	5,475	5,216	—	—	5,216
Management fees:
Related party	1,163	1,520	—	2,683	1,557	—	—	1,557
Third party	3,430	—	—	3,430	2,242	—	—	2,242
Other fee income-related party	—	4,174	—	4,174	—	—	—	—
Other income	58	70	365	493	91	—	318	409

Total revenue	17,898	20,609	1,440	39,947	9,270	—	902	10,172
Operating Expenses:
Property operating expenses	6,683	3,168	—	9,851	2,400	2,679	—	5,079
Reimbursed expenses	6,564	14,845	735	22,144	5,380	—	146	5,526
Real estate taxes	490	—	—	490	—	—	—	—
Administrative expenses	—	—	4,488	4,488	—	—	2,695	2,695
Profits interest expense	—	—	33,180	33,180	—	—	—
Depreciation and amortization	1,537	18	633	2,188	17	—	613	630
Interest	1,627	—	253	1,880	—	—	265	265
Total expenses	16,901	18,031	39,289	74,221	7,797	2,679	3,719	14,195
Net (loss) income	$997	$2,578	$(37,849)	$(34,274)	$1,473	$(2,679)	$(2,817)	$(4,023)

	Student Housing	Military Housing	Corporate	Total
	(in thousands)
As of September 30, 2004:
Total assets	$272,199	$12,592	$20,055	$304,846
As of December 31, 2003:
Total assets	$891	$3,454	$11,801	$16,146

9. Acquisition of Real Estate Investments (Unaudited)

During the three month period ended September 30, 2004, the Company acquired 15 student housing properties containing 8,845 beds for an aggregate purchase price of $263.3 million.  The properties acquired were accounted for by the purchase method.  The results of operations for each of the acquired properties have been included in our statements of operations from the respective purchase dates.  All pro forma financial information presented within this footnote is unaudited and is not necessarily indicative of the results which actually would have occurred if the purchases had been consummated on January 1, 2003, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2004 and 2003 gives effect to the acquisition of the 15 student housing properties as if the transactions had occurred on January 1, 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Pro forma revenue	$9,655	$9,088	$27,507	$23,446
Pro forma net income	3,302	2,142	9,848	6,557

10. Subsequent Events

Subsequent to September 30, 2004, we completed the following transactions in addition to our initial public offering and the redemption of Vornado’s interest in our operating partnership:

•                  acquired 11 student housing properties for an aggregate purchase price of $297.8 million, containing 7,348 beds, including one student housing property containing 544 beds that we previously managed, and one undeveloped parcel of land that will contain, when developed, 534 beds.  These acquisitions were financed by obtaining new loans of $92.1 million, and equity contributions totaling $206.2 million;

•                  acquired the remaining 90% interests in the four student housing properties containing 2,892 beds, for which we previously held a 10% interest for $17.6 million of cash and $8.1 million of partnership units in our operating partnership;

•                  acquired the remaining 90% interest in GMH Military Housing - Fort Carson LLC for $31.0 million of partnership units in our operating partnership;

•                  secured a final agreement for our Navy Northeast Region military privatization project, encompassing eight military bases totaling 4,264 end-state housing units, under which fees will be earned for providing development, construction, renovation and management services; and

•                  secured an interim agreement for our Fort Eustis/Fort Story military housing privatization project, encompassing two military bases totaling 1,124 housing units, for which we previously had obtained rights to exclusively negotiate, under which fees will be earned for providing management services and limited development services, and under which we own, through a subsidiary of our operating partnership, equity interest in the joint venture relating to the project; and

•                  maintain exclusive rights to negotiate agreements under which fees will be earned for development, construction, renovation and managment services for, and invest through a subsidiary of our operating partnership in, the Fort Bliss/White Sands military housing privatization project, encompassing two military bases totaling in the aggregate 2,752 military housing units upon the placement of permanent financing on the project, if such financing is implemented.

•     obtained a revolving credit facility totaling $150 million.  Availability under the credit facility is limited to a borrowing base amount equal to the sum 60% of the value of an unencumbered asset pool  (which in no event may contain fewer than five student housing properties) and 50% of student and military housing management fees for the most recently completed fiscal quarter on an annualized basis.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto of The GMH Predecessor Entities appearing elsewhere herein.  This Quarterly Report on Form 10-Q contains forward-looking statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that these expectations will be realized.  We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.  Factors that could cause actual results to differ materially from our management’s current expectations include, but are not limited to, changes in general economic conditions, including changes in government spending relating to the U.S. military, changes in local real estate conditions (including changes in rental rates and the number of competing properties), our failure to lease unoccupied space in accordance with management’s projections, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our property acquisitions, potential liability under environmental or other laws, the existence of complex regulations relating to the Company’s status as a REIT and the Company’s acquisition, disposition and development activities, the adverse consequences of our failure to qualify as a REIT, and other risks identified in the section entitled “Risk Factors” in the Company’s final prospectus relating to its initial public offering S-11 filed with the Securities and Exchange Commission on October 29, 2004.

Our operating partnership, GMH Communities, LP, commenced operations on July 27, 2004, and, upon completion of our initial public offering on November 2, 2004, GMH Communities Trust, through a wholly-owned subsidiary, became the sole general partner of GMH Communities, LP. GMH Communities Trust did not commence operations until completion of our initial public offering. The historical operations prior to completion of the initial public offering that are described in this report refer to the operations of College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P., and Corporate Flight Services, LLC, which are collectively referred to as, and together with our operating partnership, The GMH Predecessor Entities.

In connection with the formation transactions completed prior to and simultaneously with completion of our initial public offering, the interests in The GMH Predecessor Entities were contributed to our operating partnership as described in Note 1 to the financial statements of The GMH Predecessor Entities included in this report.  We have described our operations in this report as if the historical operations of our predecessor entities were conducted by us. Our operating partnership currently owns and operates the assets we acquired upon becoming its sole general partner upon completion of our initial public offering, and which were owned by The GMH Predecessor Entities prior to our formation transactions as described in Note 1 to the financial statements of The GMH Predecessor Entities included in this report.  Where appropriate, the following discussion includes an analysis of completion of our initial public offering and certain matters that have occurred following the completion of our initial public offering.

Overview

We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. Through our operating partnership, we own and operate our student housing properties, provide property management services to certain other owners of student housing properties, including colleges, universities and other private owners, and own minority interests in joint ventures that own our military housing privatization projects. Additionally, through our taxable REIT subsidiaries subsidiaries, we provide development, construction, renovation and management services to our military housing privatization projects, and property management services to certain other owners of student housing properties, including colleges, universities, and other private owners, as well as certain non-customary services for our student housing properties. In order to comply with the applicable requirements under the REIT provisions of the Internal Revenue Code, we must limit the operations of our military housing business and our student housing management business so that securities issued to us by our taxable REIT subsidiaries do not represent more than 20% of our total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, does not exceed 25% of our gross income for any taxable year.

As a result of the various transactions and acquisitions completed in anticipation of, in connection with, and subsequent to our recent initial public offering, our results of operations in future periods will reflect significantly higher revenues and expenses than those reflected in our predecessor entity financial statements.

Operating Segments

Currently, our operations are managed within two segments: (1) student housing and (2) military housing, which provides an effective platform for maximizing market penetration and optimizing operating economies of scale. In addition, we report the activities of certain of our corporate departments separately because they provide services that support our overall operations.

Student Housing

The student housing segment acquires, owns and manages premium off-campus student housing properties strategically located in close proximity to college or university campuses throughout the United States.  As of September 30, 2004, with regard to our student housing segment, we, through our operating partnership:

•       owned 15 student housing properties containing a total of 8,845 beds;

•       owned a 10% interest in four student housing properties containing 2,892 beds; and

•       managed 19 student housing properties owned by others containing a total of 13,807 beds.

Subsequent to September 30, 2004 and through December 10, 2004, with regard to our student housing segment, we:

•       acquired 11 student housing properties containing 7,348 beds, including one student housing property containing 544 beds that we previously managed, and one undeveloped parcel of land that will contain, when developed, 534 beds; and

•       acquired the remaining 90% interests in the four student housing properties containing 2,892 beds, for which we previously held a 10% interest prior to completion of our initial public offering.

Historically, revenues generated by our student housing segment related primarily to several types of fee income we earned by managing properties for related parties and third parties. We earn management fees as a percentage of cash receipts or gross rental revenues generated by the managed properties, or as a fixed monthly amount, according to the management agreements for the properties we manage.   We also have the ability to earn incentive management fees by achieving specified property-level performance criteria for certain properties we manage for third parties.  In addition, we earn asset management fees, which are a fixed annual amount, for certain managed properties owned by related parties. Further, certain operating expenses incurred related to properties we manage for others are reimbursed by the owners of the properties managed. We expect to continue generating fee income revenue and operating expense reimbursements from the 18 properties containing a total of 13,273 beds that we manage for others.

Through our acquisition of properties, and interests in student housing properties, that we acquired in connection with and subsequent to our initial public offering, our rental revenue has increased substantially. While we manage the properties we own, we do not recognize any fee income from their management. Instead, the rent payments we receive as a result of our ownership of these properties is reflected in our revenue. Additionally, operating expenses, real estate taxes and depreciation and amortization have increased as a result of these acquisitions. Further, interest expense has increased as a result of additional debt assumed or new debt obtained.

Military Housing

Our military housing segment develops, constructs, renovates and manages military housing projects in which we acquired interests. As of September 30, 2004, with regard to our military housing segment, we, through our operating partnership:

•       earned fees for providing development, construction/renovation and management services to four military housing privatization projects currently in operation, encompassing six military bases totaling in the aggregate 7,192 military housing units; and

•       owned, through a subsidiary of our operating partnership, equity interests in the joint ventures that own four military housing projects currently in operation; and

Subsequent to September 30, 2004 and through December 10, 2004, with regard to our military housing segment, we:

•       secured a final agreement for our Navy Northeast Region military housing privatization project, encompassing eight military installations totaling 4,264 end-state housing units, under which fees will be earned for providing development, construction, renovation and management services;

•       secured an interim agreement for our Fort Eustis/Fort Story military housing privatization project encompassing two military bases totaling 1,124 housing units, for which we previously had the right to exclusively negotiate, under which fees will be earned for providing management services and limited development services, and under which we own, through a subsidiary of our operating partnership, equity interest in the joint venture relating to the project, upon placement of permanent financing on the project, if such financing is implemented; and

•       maintain exclusive rights to negotiate agreements under which fees will be earned for development, construction, renovation and management services for, and invest through a subsidiary of our operating partnership in, the Fort Bliss/White Sands military housing privatization project, encompassing two military bases totaling 2,752 military housing units;

Our military housing segment began generating revenue in the fourth quarter of 2003. Revenue from our military housing segment is comprised primarily of fee income for providing development, construction/renovation and management services to our military housing privatization projects and, to a lesser extent, from returns on the equity we invest in a particular project.  In addition, we also receive expense reimbursements, consisting primarily of payroll and related expenses, closing costs and transition costs we incur for the project in the 30 to 90-day period preceding the initiation of our management of the project. Typically, at the time we initiate management, our project reimburses us for these amounts from the proceeds of the debt financing the project raises to finance its operations.

Capital Transaction

Prior to our initial public offering, our operating partnership commenced operations on July 27, 2004, when Gary M. Holloway, our chairman, president and chief executive officer, Vornado Realty Trust, and certain entities affiliated with Mr. Holloway and Vornado entered into a contribution agreement relating to the contribution of various assets to GMH Communities, LP.  Under the terms of the contribution agreement, Mr. Holloway contributed equity interests owned by him and by entities affiliated with him in the The GMH Predecessor Entities and other related assets in exchange for Class A partnership interests in GMH Communities, LP, and Vornado agreed to contribute up to $159.0 million to our operating partnership in exchange for Class B partnership interests.  In connection with its investment in our operating partnership, Vornado also purchased a warrant for $1.0 million to acquire, at its option, a number of units of limited partnership in our operating partnership, common shares in GMH Communities Trust or a combination of both, representing a 38.24% economic interest in our partnership or GMH Communities Trust, as the case may be, immediately prior to completion of our initial public offering.

In accordance with the terms of the partnership agreement between Mr. Holloway and Vornado, and concurrent with the completion of our initial public offering on November 2, 2004, we paid approximately $77.3 million to Vornado relating to the redemption of all of Vornado’s general and limited partnership interests in GMH Communities, LP, based on Vornado’s $113.8 million contribution to our operating partnership as of the offering, plus a preferential return in the amount of $13.5 million, and after giving effect to the surrender by Vornado of $50.0 million in value of its pre-offering partnership interest in our operating partnership, as payment for the portion of its warrant required to be exercised upon completion of our initial public offering under the terms of the warrant.  Our historical results through September 30, 2004 do not reflect the increase in minority interest expense associated with this preferential return that will be recorded in the fourth quarter of 2004.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses The GMH Predecessor Entities’ combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the estimates and judgments associated with the application of these accounting principles may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate under the circumstances in which they were made. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

The following policies require significant judgment and estimates on our part in preparing the combined financial statements of our predecessor entities. Changes in these judgments and estimates could have a material effect on these financial statements.

Revenue Recognition

Student Housing

Student housing revenue includes rental revenue and other property income, standard and incentive management fees, asset management fees and reimbursements of certain operating expenses. These sources of revenue are described in greater detail below:

•       student housing rental revenue is recognized when due over the lease terms, which are generally 12 months or less;

•       standard management fees are based on a percentage of monthly cash receipts or gross monthly rental and other revenues generated by the properties managed for others and are recognized when the revenue is recorded by the property;

•       incentive management fees are earned as a result of the achievement of certain operating performance criteria by the managed properties, including targeted annual debt service coverage ratios and are recognized when the performance criteria has been deemed satisfied;

•       asset management fees are based on a percentage of the gross carrying value of the properties managed and are earned on a monthly basis; and

•       expense reimbursements are comprised primarily of salary and related costs of property-level employees working at certain properties we manage for others, the cost of which is reimbursed by the owners of the related properties. Operating expense reimbursements are accrued as the related expenses are incurred.

Military Housing

Military housing revenues are earned from the provision of services to our military housing privatization projects and include the following:

•       standard and incentive monthly management fees based on a percentage of revenue generated by the military housing privatization projects from the basic allowance for housing provided by the government to service members, referred to as BAH. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. We accrue our estimate of incentive management fees earned on a monthly basis based on our determination that we believe we have satisfied the various criteria stipulated in the management contract.

•       standard and incentive development and construction/renovation fees based on a percentage of development and construction/renovation costs incurred by the military housing privatization projects including hard and soft costs and financing costs. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of houses according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. We accrue our estimate of incentive development and construction/renovation fees to be paid on a quarterly and annual basis based on our determination that we have satisfied the various criteria stipulated in the contract.

•       business development fees paid to us by companies with which we have joint venture relationships in recognition of business development efforts and expenses incurred in connection with pursuing military housing privatization projects, and calculated as a fixed fee component and a component based on a percentage of certain development costs incurred by the military housing projects.

•       expense reimbursements include the reimbursement of expenses incurred in connection with the transition phase of beginning the operations of military housing projects in accordance with an approved budget and closing costs incurred in connection with finalizing agreements for the military housing privatization projects. These amounts are reimbursed by the DoD at the time of closing the project. In addition, salary and related costs of our employees who work at the military housing projects are reimbursed by the projects.  The costs are accrued as reimbursements as the related expenses are incurred.

•       preferred returns on our equity contributions to the military housing privatization projects are recognized as earned.

Real Estate Investments and Corporate Assets

Real estate investments are carried at cost, net of accumulated depreciation. Cost for acquired assets includes the purchase price and closing costs.  Such cost is allocated to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Information obtained about each property as a result of due diligence, marketing and leasing activities also is considered.

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and nature of the tenancy. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as real estate taxes, insurance and other operating expenses. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.

Accumulated amortization related to intangible lease costs totaled $2.6 million as of September 30, 2004.

The exchange of contributed interests has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities including the commercial office building owned by 353 Associates, L.P., the corporate aircraft owned by Corporate Flight Services LLP, and office furniture and equipment contributed by Gary M. Holloway have been recorded at the historical cost of our predecessor entities.

Routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs such as cleaning, interior painting and carpeting of units are expensed as incurred. We capitalize expenditures incurred that improve the value and extend the useful life of an asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is 40 years for buildings including student housing properties and the commercial office building, 10 years for the corporate aircraft and five years for furniture and equipment.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated. The assets and liabilities relating to assets classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Allowance for Doubtful Accounts

We estimate the collectibility of receivables generated by rental and other income as a result of the operation of our student housing properties based upon the specific identification of tenants who are delinquent in their payments, as well as a reserve for all other amounts. If we believe that the collectibility of certain amounts is questionable, we record a specific reserve for these amounts to reduce the amount outstanding to an amount we believe will be collectible and a reserve for all other accounts based on a range of percentages applied to aging categories, which is based on historical collection and write-off experience.

We also evaluate the collectibility of fee income generated by the management of student housing properties owned by others and through the provision of development, construction, renovation, and management services to our military housing privatization projects based upon the individual facts and circumstances, including the contractual right to receive such amounts in accordance with the terms of the various contracts and record a reserve for specific amounts, if necessary.

Notes Payable

Notes payable assumed in connection with the acquisitions of properties are recorded at fair value with the corresponding difference between the estimated fair value and assumed carrying value of the mortgage notes payable as an adjustment to the purchase price of the related property. Fair value of assumed notes payable is determined based on various assumptions related to market conditions including the type, age, and location of the mortgaged building and quoted interest rates for debt with similar terms.

Minority Interest

We will account for distributions to limited partnership unitholders as a reduction in minority interest.

Minority interest as initially reported will represent the net equity of our operating partnership, including the Vornado warrant, after contributions by the holders of limited partnership units and the REIT, multiplied by the ownership percentage of holders of limited partnership units in our operating partnership. If the minority interest’s share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest to make good on those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed.

Joint Ventures

We evaluate each of our joint ventures to determine if the underlying entity is a variable interest entity (“VIE”) as defined under FASB Interpretation No. 46 (“FIN 46”). If an entity is deemed to be a VIE pursuant to FIN 46, the venture partner that absorbs a majority of the expected losses of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, the entity is evaluated for consolidation based on controlling voting interests. If the Company has the majority voting interest with the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs, nor do we have controlling voting interests in any of our joint ventures. Therefore, we account for all our current joint ventures under the equity method of accounting. Under the equity method, the investments are recorded initially at our cost and subsequently adjusted for our net equity in income and cash contributions and distributions.

Income Taxes

We will elect to treat certain subsidiaries of our operating partnership as taxable REIT subsidiaries. In general, a taxable REIT subsidiary may perform real estate and non-real estate-related business, except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates.

We will elect to treat GMH Military Housing, LLC and College Park Management TRS, Inc. as taxable REIT subsidiaries. College Park Management TRS, Inc. is wholly-owned subsidiary of College Park Management, LLC (which is a successor through merger to College Park Management, Inc., one of The GMH Predecessor Entities).  See Note 1 to The GMH Predecessor Entities financial statements included in this report.

Results of Operations

Through 2003, our student housing business focused primarily on providing property management services to related parties and others. A number of the properties managed were disposed of by their owners due to the investment criteria of certain equity partners, resulting in contraction in this segment of our business. In 2003, we redirected our focus in the student housing business and now are an owner/operator of student housing in addition to being a provider of management services. While our student housing segment was managed throughout the periods presented, profitability was declining due to the reduced number of properties. We acquired properties in July 2004 that significantly expanded our portfolio and believe that the improving trend in profitability will continue and improve significantly.

Through 2003, we invested significant resources to pursue military housing contracts. We increased our planning, execution and management teams to address the needs of this segment. While we were awarded numerous contracts, no income was recognized until the fourth quarter of 2003. As of September 30, 2004, four projects are operational and this segment of our business is generating income. While we continued to invest significant resources to pursue military contracts, the net income generated by the operational projects in 2004 exceeded the costs of pursuing new contracts.

Comparison of the Three Months Ended September 30, 2004
to the Three Months Ended September 30, 2003

	Three Months Ended September 30,
	2004				2003
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$6,683	$—	$70	$6,753	$—	$—	$147	$147
Expense reimbursements:
Related party	367	7,697	638	8,702	164	—	49	213
Third party	1,906	—	—	1,906	1,651	—	—	1,651
Management fees:
Related party	348	619	—	967	480	—	—	480
Third party	752	—	—	752	549	—	—	549
Other fee income	—	2,115	—	2,115	—	—	—	—
Other income-related party	14	24	103	141	7	—	79	86
Total revenue	10,070	10,455	811	21,336	2,851	0	275	3,126
Operating Expenses:
Property operating expenses	4,773	1,035	—	5,808	554	622	—	1,176
Reimbursed expenses	2,273	7,697	638	10,608	1,815	—	49	1,864
Real estate taxes	490	—	—	490	—	—	—	—
Administrative expenses	—	—	2,172	2,172	—	—	777	777
Profits interest expense	—	—	33,180	33,180	—	—	—
Depreciation and amortization	1,526	10	234	1,770	6	—	214	220
Interest	1,627	—	95	1,722	—	—	81	81
Total expenses	10,689	8,742	36,319	55,750	2,375	622	1,121	4,118
Net (loss) income	$(619)	$1,713	$(35,508)	$(34,414)	$476	$(622)	$(846)	$(992)

Student Housing

Revenue. We acquired all of the 15 student housing properties owned as of September 30, 2004 during the three-month period ended September 30, 2004.  Rent from these properties totaled $6.7 million for the period. Going forward, we expect rental revenue from the properties we own to contribute more significantly to our operating results.

Historically, fee income has related primarily to management fees. Our standard management fees are typically based on a percentage of monthly cash receipts or gross monthly rental revenues generated by the properties managed for others. In addition, we earn asset management fees based on the historical cost of certain properties we manage for related parties. For certain properties we manage for third parties, we also have the ability to earn incentive management fees, which like our standard management fees, are based on the gross rental revenue of these properties.

Expense reimbursements consist primarily of reimbursements for payroll expenses related to personnel providing on-site management services for certain properties we manage, but do not own, as well as other reimbursable costs relating to specific transactions. We recognize revenue from reimbursements for payroll expenses as incurred and typically receive payments of these amounts currently from the cash receipts or gross rental revenue of the managed properties.

Expense reimbursements from related parties increased to $0.4 million in the three-month period ended September 30, 2004 from $0.2 million in the comparable period of 2003, primarily due to payroll reimbursements attributable to three properties acquired by related parties in February 2004. Expense reimbursements from third parties increased to $1.9 million in the three-month period ended September 30, 2004 from $1.7 million in the comparable period of 2003, primarily due to payroll reimbursements attributable to new management agreements entered into with third parties since September 30, 2003. We expect expense reimbursements, which relate to properties we manage but do not own, to become less significant as rental revenue earned from the properties that we do own increases.

Management fee income from related parties was $0.3 million in the three-month period ended September 30, 2004, consisting of $0.2 million of standard management fees and $0.1 million of asset management fees as compared to $0.5 million in the three-month period ended September 30, 2003, consisting of $0.4 million of the standard management fees and $0.1 million of asset management fees. The decrease in standard management fees was the result of the disposition of three properties owned by related parties during the period from November 2003 through January 2004 due to the investment criteria of certain equity partners in these properties. Management fee income from third parties increased to $0.8 million for the three-month period ended September 30, 2004 from $0.5 million in the comparable period of 2003, primarily due to the commencement of new management agreements with third parties since September 30, 2003.

We expect management and asset management fees to contribute less significantly to total revenues in the future given the expected growth in rental revenue from the operations of properties we own.

Expenses.  Property operating expenses increased to $4.8 million in the three-month period ended September 30, 2004 from $0.6 million in the comparable period of 2003, primarily due to expenses attributable to the 15 properties acquired during the three-month period ended September 30, 2004.

Reimbursed expenses increased to $2.3 million in the three-month period ended September 30, 2004 from $1.8 million in the comparable period in 2003, primarily due to an increase in payroll costs associated with the management of three properties acquired by related parties in February 2004.

Real estate taxes amounted to $0.5 million in the three-month period ended September 30, 2004 due to the acquisition of 15 properties during this period.

Depreciation and amortization increased to $1.5 million in the three-month period ended September 30, 2004 from less than $0.1 million in the comparable period in 2003 as a result of acquiring 15 properties for an aggregate purchase price of $254 million during the three-month period ended September 30, 2004.

Interest expense amounted to $1.6 million in the three-month period ended September 30, 2004 as a result of incurring $206.2 million of debt in connection with the acquisition of 15 properties in the three-month period ended September 30, 2004.

Military Housing

Revenue. We began operating the Fort Stewart and Hunter Army Airfield military housing privatization project in early November 2003 and purchased an ownership interest in the Fort Carson project in late-November 2003. Our Fort Hamilton project began operating in June 2004, and our Walter Reed Army Medical Center and Fort Detrick project began operating in July 2004. We generate revenue from our military housing privatization projects primarily from fees we earn that are paid to us by the projects and, to a lesser extent after the completion of the initial development period, from returns on the equity we invest in a project.

For managing a military housing privatization project, we earn a standard management fee, typically 2% to 3% of the project’s revenues derived from BAH. We have the ability to earn an incentive-based subordinated management fee, typically 2% to 3% of the project’s revenue derived from BAH, if the project satisfies its debt service obligations and achieves certain performance benchmarks. We also earn development fees, typically 4% of total development costs, including architectural, engineering and construction costs. In addition, we earn fees from a project for the construction/renovation services we provide, typically up to 4% of the total construction/renovation costs, respectively.

Expense reimbursements totaled $7.7 million in the three-month period ended September 30, 2004. Of this amount, $0.9 million related to the Fort Stewart and Hunter Army Airfield project and $5.7 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003, $0.1 million related to the Fort Hamilton project, which commenced operations in June 2004, $0.6 million related to the Walter Reed Army Medical Center and Fort Detrick project, which commenced operations in July 2004 and $0.4 million related to costs incurred in the development of the CDMP for the Forts Eustis and Story project.

Management fees from related parties totaled $0.6 million in the three-month period ended September 30, 2004.  Of these fees, $0.2 million related to the Fort Stewart and Hunter Army Airfield project and $0.3 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003, and $0.1 million related to the Fort Hamilton project, which commenced operations in June 2004, and the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in July 2004.

Other fee income of $2.1 million in the three-month period ended September 30, 2004 consisted of $1.8 million of development and construction/renovation fees earned from related parties and $0.3 million of business development fees. Of the development and construction/renovation fees, $0.7 million related to the Fort Stewart and Hunter Army Airfield project and $0.3 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003, $0.1 million related to the Fort Hamilton project, which commenced operations in June 2004, and $0.7 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in July 2004.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business. These costs increased to $1.0 million in the three-month period ended September 30, 2004 from $0.6 million in the comparable period of 2003, primarily due to staffing increases related to expansion of the planning, execution and management teams to address the needs of the military housing segment.

Reimbursed expenses increased to $7.7 million in the three-month period ended September 30, 2004 primarily due to payroll expenses for Fort Stewart and Hunter Army Airfield, Fort Carson, Fort Hamilton, Walter Reed Army Medical Center and Fort Detrick; closing costs and transition expenses for Fort Hamilton and Walter Reed and Fort Detrick, and expenses relating to Fort Carson’s management and renovation contracts.

Corporate

We report the activities of certain of our corporate departments separately because they provide services that support our overall operations. We own our corporate headquarters and lease portions of it to related parties that are not included in our predecessor entities. Accordingly, we report the operations and other elements of our ownership of our corporate headquarters together with our corporate departments. We also include with our corporate departments unallocated portions of the cost of administrative and other personnel; such as senior executives responsible for our overall management, accounting, legal, human resources and information technology; that provide services in support of our overall operations as well as the cost of operating our corporate aircraft.

Rental revenue and expense reimbursements, recognized with respect to the portions of our corporate headquarters leased to related parties and payroll and related expenses reimbursed by related parties for providing common services, increased to $0.7 million in the three-month period ended

September 30, 2004 from $0.2 million in the comparable period of 2003.  The $0.5 million increase is primarily the result of increased payroll and related expenses.  The increase in the reimbursement is in direct correlation to the increase in related expenses.

Other income, consisting primarily of fees earned from related parties for use of our corporate aircraft, totaled $0.1 million in the three-month period ended September 30, 2004 and the comparable period of 2003.

Reimbursed expenses increased from to $0.6 million from less than $0.1 million, due to the inclusion of the corporate departments in overall operations noted above.

Administrative expenses, primarily relating to our corporate office overall management, accounting, legal, human resources and information technology, and corporate aircraft, increased to $2.2 million in the three-month period ended September 30, 2004 from $0.8 million in the comparable period of 2003, primarily due to increased staffing and additional costs incurred in connection with preparation for becoming a public company.

Depreciation, relating primarily to our headquarters and our corporate aircraft, of $0.2 million in the three-month period ended September 30, 2004 was comparable to the three-month period ended September 30, 2003.

Interest expense of $0.1 million in the three-month period ended September 30, 2004 was comparable to the three-month period ended September 30, 2003.

Compensation expense was recorded in the three-month period ended September 30, 2004 related to profits interests awarded to certain employees.  These employees were eligible to participate in the net proceeds or value received in excess of the equity investments in such assets upon their sale or disposition.   These assets included certain student housing properties and the military business included in The GMH Predecessor Entities.  These employees rendered all services and satisfied all conditions necessary to earn the right to benefit from these profits interests prior to September 30, 2004.  In accordance with Financial Accounting Standards Statement No.5, Accounting for Contingencies, compensation expense relating to the award of these profits interests is required to be recognized by The GMH Predecessor Entities when the sale or disposition of the assets resulting in proceeds received by Gary M. Holloway in an amount in excess of his equity investment in such assets becomes probable.  This amount became probable during the third quarter of 2004 when, in connection with the contribution of the ownership interests in GMH Military Housing LLC, College Park Management, Inc. and other assets by Mr. Holloway to our operating partnership in anticipation of the initial public offering of the Company, the remaining profits interests awards were amended to fix the value of such awards at $33.2 million to be paid to these employees unconditionally.  Accordingly, this amount was recognized in the third quarter of 2004 and Mr. Holloway’s obligations regarding the profits interests were satisfied upon the transfer of $33.2 million of units of limited partnership in our operating partnership to these employees on November 2, 2004, the closing date of our initial public offering.

Comparison of the Nine Months Ended September 30, 2004
to the Nine Months Ended September 30, 2003

	Nine Months Ended September 30,
	2004				2003
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$6,683	$—	$340	$7,023	$—	$—	$438	$438
Expense reimbursements:
Related party	1,089	14,845	735	16,669	164	—	146	310
Third party	5,475	—	—	5,475	5,216	—	—	5,216
Management fees:
Related party	1,163	1,520	—	2,683	1,557	—	—	1,557
Third party	3,430	—	—	3,430	2,242	—	—	2,242
Other fee income-related party	—	4,174	—	4,174	—	—	—	—
Other income	58	70	365	493	91	—	318	409
Total revenue	17,898	20,609	1,440	39,947	9,270	—	902	10,172
Operating Expenses:
Property operating expenses	6,683	3,168	—	9,851	2,400	2,679	—	5,079
Reimbursed expenses	6,564	14,845	735	22,144	5,380	—	146	5,526
Real estate taxes	490	—	—	490	—	—	—	—
Administrative expenses	—	—	4,488	4,488	—	—	2,695	2,695
Profits interest expense	—	—	33,180	33,180	—	—	—
Depreciation and amortization	1,537	18	633	2,188	17	—	613	630
Interest	1,627	—	253	1,880	—	—	265	265
Total expenses	16,901	18,031	39,289	74,221	7,797	2,679	3,719	14,195
Net (loss) income	$997	$2,578	$(37,849)	$(34,274)	$1,473	$(2,679)	$(2,817)	$(4,023)

Student Housing

Revenue. We acquired all of the 15 student housing properties owned as of September 30, 2004 during the nine-month period ended September 30, 2004.  Rent from these properties totaled $6.7 million for the period.

Expense reimbursements from related parties increased to $1.1 million in the nine-month period ended September 30, 2004 from $0.2 million in the comparable period of 2003, primarily due to payroll reimbursements attributable to the properties acquired by related parties during the period from May 2003 through February 2004.  Expense reimbursements from third parties increased to $5.5 million in the nine-month period ended September 30, 2004 from $5.2 million in the comparable period in 2003, primarily due to new management agreements entered into since September 30, 2003.

Management fee income from related parties was $1.2 million in the nine-month period ended September 30, 2004, consisting of $0.9 million of standard management fees and $0.3 million of asset management fees, as compared to $1.6 million in the comparable period of 2003, consisting of $1.1 million of standard management fees and $0.5 million of asset management fees. The $0.2 million decrease in standard management fees and the $0.2 million decrease in asset management fees resulted primarily from the disposition of three properties owned by related parties during the period from February 2003 through January 2004 due to the investment criteria of certain equity partners in these properties. Management fee income from third parties increased to $3.4 million for the nine-month period ended September 30, 2004 from $2.2 million in the comparable period of 2003, primarily due to a successful property tax appeal by a certain third party owner. The successful outcome of this appeal enabled us to collect $1.1 million in fees related to prior periods for which recovery was previously deemed uncertain.

Expenses.  Property operating expenses increased to $6.7 million in the nine-month period ended September 30, 2004 from $2.4 million in the comparable period of 2003, primarily due to expenses attributable to the 15 properties acquired during the nine-month period ended September 30, 2004.

Reimbursed expenses increased to $6.6 million in the nine-month period ended September 30, 2004 from $5.4 million in the comparable period in 2003, primarily due to an increase in payroll costs associated with the acquisition of the properties by related parties during the period from May 2003 to February 2004.

Real estate taxes amounted to $0.5 million in the nine-month period ended September 30, 2004 due to the acquisition of 15 properties during this period.

Depreciation and amortization increased to $1.5 million in the nine-month period ended September 30, 2004 from less than $.1 million in the comparable period in 2003 as a result of acquiring 15 properties for an aggregate purchase price of approximately $254 million during the nine-month period ended September 30, 2004.

Interest expense amounted to $1.7 million in the nine-month period ended September 30, 2004 as a result of incurring $206.2 million of debt in connection with the acquisition of 15 properties in the nine-month period ended September 30, 2004.

Military Housing

Revenue.  Expense reimbursements totaled $14.8 million in the nine-month period ended September 30, 2004. Of this amount, $2.0 million related to the Fort Stewart and Hunter Army Airfield project and $10.5 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003, $0.7 million related to the Fort Hamilton project, which commenced operations in June 2004, $0.6 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in July 2004 and $1.0 million related to reimbursement of costs incurred in the development of the CDMP for the Fort Hamilton Project, Walter Reed Army Medical Center/Fort Detrick project and the Fort Eustis/Fort Story project.

Management fees from related parties totaled $1.5 million in the nine-month period ended September 30, 2004.  Of these fees, $0.7 million related to the Fort Stewart and Hunter Army Airfield project and $0.7 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003, and $0.1 million related to the Fort Hamilton project, which commenced operations in June 2004, and the Walter Reed Army Medical Center and Fort Detrick project, which commenced operations in July 2004.

Other fee income of $4.2 million in the nine-month period ended September 30, 2004 consisted of $3.2 million of development and construction/renovation fees earned from related parties and $1.0 million of business development fees. Of the development and construction/renovation fees, $1.5 million related to the Fort Stewart and Hunter Army Airfield project, $0.5 million related to the Fort Carson project, $0.5 million related to the Fort Hamilton project and $0.7 million related to the Walter Reed Army Medical Center and Fort Detrick project.

Expenses.  Property operating expenses increased to $3.2 million in the nine-month period ended September 30, 2004 from $2.7 million in the comparable period of 2003, primarily due to staffing increases related to expansion of the planning, execution and management teams to address the needs of the military housing segment.

Reimbursed expenses increased to $14.8 million in the nine-month period ended September 30, 2004, primarily due to payroll expenses for Fort Stewart and Hunter Army Airfield, Fort Carson, Fort Hamilton, Walter Reed Army Medical Center and Fort Detrick; closing costs and transition expenses for Fort Hamilton and Walter Reed and Fort Detrick, and expenses for Fort Carson’s management and renovation contracts.

Corporate

Rental revenue and expense reimbursements increased to $1.1 million in the nine-month period ended September 30, 2004 from $0.6 million in the comparable period of 2003.  The $0.5 million increase is primarily the result of increased payroll and related expenses.  The increase in the reimbursement is in direct correlation to the increase in related expenses.

Other income increased slightly to $0.4 million in the nine-month period ended September 30, 2004 from $0.3 million in the nine-month period ended September 30, 2003.

Reimbursed expenses increased to $0.7 million from $0.1 million, due to the inclusion of the corporate departments in overall operations noted above.

Administrative expenses increased to $4.5 million in the nine-month period ended September 30, 2004 from $2.7 million in the comparable to period of 2003, primarily due to increased staffing and additional costs incurred in connection with becoming a public company.

Depreciation, relating primarily to our headquarters and corporate aircraft, of $0.6 million in the nine-month period ended September 30, 2004 was comparable to the nine-month period ended September 30, 2003.

Interest expense of $0.3 million in the nine-month period ended September 30, 2004 was comparable to the nine-month period ended September 30, 2003.

Compensation expense was recorded in the nine-month period ended September 30, 2004, relating to profits interests awarded by Gary M. Holloway to certain employees of The GMH Predecessor Entities and other entities affiliated with Gary M. Holloway in recognition of past services. These employees were eligible to participate in the net proceeds or value received by Gary M. Holloway upon the sale or disposition of certain student housing properties and the military housing business in excess of Mr. Holloway’s equity investments in such assets.  These employees rendered all services and satisfied all conditions necessary to earn the right to benefit from these profits interests as of the date that such profits interests were awarded.  In accordance with Financial Accounting Standards Statement No.5, Accounting for Contingencies, compensation expense relating to the award of these profits interests is required to be recognized by The GMH Predecessor Entities when the sale or disposition of the assets resulting in proceeds received by Gary M. Holloway in an amount in excess of his equity investment in such assets becomes probable.  This amount became probable during the third quarter of 2004 when, in connection with the contribution of the ownership interests in GMH Military Housing LLC, College Park Management Inc. and other assets by Mr. Holloway to our operating partnership in anticipation of the initial public offering of the Company, the remaining profits interests awards were amended to fix the value of such awards at $33.2 million to be paid to these employees unconditionally.  Accordingly, this amount was recognized in the third quarter of 2004 and Mr. Holloway’s obligations regarding the profits interests were satisfied upon the transfer of $33.2 million of units of limited partnership in our operating partnership to these employees on November 2, 2004, the closing date of our initial public offering.

Liquidity and Capital Resources

Historically, short-term liquidity requirements had been satisfied through existing working capital, cash provided by operations and contributions from Gary M. Holloway.  Subsequent to our initial public offering, our existing working capital and cash provided by operations, together with amounts available to us under a new $150 million revolving credit facility obtained by our operating partnership on November 8, 2004, are expected to be sufficient to meet our short-term liquidity requirements. Availability under the credit facility is limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool (which in no event may contain fewer than five student housing properties) and 50% of student and military housing management fees for the most recently completed fiscal quarter on an annualized basis.  GMH Communities Trust serves as guarantor for the credit facility.  Advances under the credit facility bear interest, at the election of the borrower, at a Eurodollar rate based on LIBOR or a base rate based on the prime rate announced by Bank of America, N.A., as the administrative agent of the facility, plus an “Applicable Rate,” ranging from 1.50% to 2.00% for Eurodollar rate loans or 0.625% to 1.375% for base rate loans.  The Applicable Rate is determined by the leverage ratio of all liabilities to total asset value of the Company.  In connection with this new revolving credit facility, we have certain corporate level financial covenants.  As of December 10, 2004, we have not drawn any funds on this facility and are in compliance with all applicable financial covenants.  As of December 10, 2004, $135.0 million in funds were available to be drawn under the facility based on our then current borrowing base.

We will elect to be treated as a REIT for federal income tax purposes.  As a REIT, we will be required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis. Therefore, except as discussed below, as a general matter, a substantial portion of cash generated by our operations will be used to fund distributions to shareholders and holders of limited partnership interests in our operating partnership, and will not be available to satisfy our liquidity needs.

Future distributions will be declared at the discretion of our board of trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our board of trustees deems relevant. We anticipate paying quarterly distributions to our shareholders commencing with the quarter ending December 31, 2004. We expect that our quarterly distribution, which will be prorated for the initial partial quarter as a public company, will be $9.3 million. On an annualized basis, this would be $0.91 per share. We expect that for some period following our initial public offering, our cash flow from operations will be insufficient to fund this distribution and distributions in the future. Therefore, we expect to rely on third party debt financing in order to fund these distributions and other capital needs or our board of trustees may choose to pay a lower distribution. Any indebtedness we incur will increase our leverage and decrease our ability to borrow money for other needs, such as acquisition or development of properties.

As of September 30, 2004, 15 of our properties, our corporate headquarters, our corporate aircraft, and our corporate furniture, are encumbered by notes payable aggregating $220.8 million and secured by first liens on the individual assets with an aggregate cost basis of approximately $272.8 million before accumulated depreciation.  Our notes payable mature at various dates between July 2007 and September 2014 and require monthly payments of principal and interest or monthly payments of interest only. The table below sets forth for the remainder of this year, the five succeeding years and thereafter the aggregate annual principal payments due and the weighted-average interest rate of our notes payable due in each period.

	Annual Principal Payments	Weighted average Interest Rate
	(in thousands)
2004	$767	4.38%
2005	9,204	4.39
2006	3,962	4.39
2007	73,687	4.72
2008	4,369	4.73
2009	4,599	4.74
Thereafter	124,213	4.75
	$220,801	4.57%

Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs may include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real property taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses and (v) future distributions to shareholders and partners of our operating partnership. With regard to our military housing privatization projects, we made a $9.5 million equity contribution in November 2004 relating to our Navy Northeast project and have contractually committed to contribute an aggregate of $5.9 million in 2005 and 2006 to our Walter Reed Army Medical Center/Fort Detrick project. These equity contributions fund the development, construction and renovation of housing units at these bases during their respective initial development periods. With regard to our currently owned student housing properties, we do not have any short-term capital expenditure plans or commitments.

Typically, we are reimbursed for certain payroll expenses relating to the student housing properties we manage for third parties, for certain costs we incur after we are awarded a military housing privatization project until we enter into agreements for the project, and for transition costs we incur shortly before initiation of our management of a military housing privatization project. However, we are required to fund these costs prior to the time we receive the reimbursements. Typically, Army and Navy projects require approximately $1.0 million to $7.0 million in costs associated with transition and exclusive negotiations, depending on the size of the project. The expenditures typically begin 12 months prior to closing the joint venture project. Accordingly, these timing differences add to our short-term liquidity needs.

Long-term liquidity requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically at our properties, and the costs associated with acquisitions of student housing properties and awards or acquisitions of military housing privatization projects that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including existing working capital, cash provided by operations, long-term mortgage indebtedness, owner contributions and sales of properties. We now expect our long-term liquidity requirements to be satisfied through cash generated by operations that is not used to fund distributions and external sources of debt and equity capital, including public capital markets as well as private sources of capital.

Our fee income, primarily management fees, related to student housing projects is generally recognized as the fees are earned. We also earn management, construction/renovation and development fees related to military housing projects. The standard management, construction/renovation and development fees related to military housing projects are generally recognized as the fees are earned. We also earn incentive management fees, which are subordinate to debt service and are expected to be paid as earned, subject to achieving required debt service coverage ratios, certain incentive benchmarks and the receipt of cash flows from the projects. The initial development period incentive construction/renovation and development fees are expected to be paid as earned, subject to achieving the incentive benchmarks. Subsequent to the initial development period, standard and incentive construction/renovation and development fees generally are expected to be paid as earned and are dependent upon the deposit of funds into the reinvestment account which will be the source of funding for future renovations and project improvements. If the cash flows from any project are insufficient to meet the coverage ratios or benchmarks entitling us to receive fee payments, any unpaid fees will accumulate and be subsequently paid from operations or upon dissolution of the projects to the extent that funds are available and the applicable thresholds are met. If these thresholds are not met, we will not have access to certain of the fees we have earned. The unavailability of these funds would increase our short-term and long-term liquidity needs.

We will be required to make equity contributions at the beginning of the initial development period for typical Navy transactions and at the end of the initial development period for typical Army transactions. If cash flow is insufficient, any unpaid equity returns will accumulate per the modified internal rate-of-return calculation and subsequently be paid from operations or upon dissolution of the projects to the extent the funds are available. Based on our current expectations regarding the terms of the debt funding for our military projects, we expect that the projects will generate sufficient cash flows to fund the reinvestment account and pay anticipated equity returns.

Cash Distribution Policy

We expect to qualify as a REIT under the Code commencing with the taxable year ending on December 31, 2004. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute our REIT taxable income to our shareholders, but the taxable income generated by our taxable REIT subsidiaries will be subject to regular corporate income tax. We intend to make at least the minimum distributions required to maintain our REIT qualifications under the Code. Holders of units of limited partnership interest in our operating partnership will also be entitled to distributions of cash equivalent to dividends per share paid to our common shareholders.

Inflation

Typical student housing leases are for 12 month periods or less. Accordingly, we have the ability to seek to enter into new leases with terms designed to recover expense increases annually and thus expect to be able to mitigate our exposure to inflation with regard to our student housing properties.

With respect to our military housing privatization projects, the amount of rental revenue received in connection with the leasing of military housing properties is based on the amount of BAH paid to members of the U.S. military.  Under current law, Congress must appropriate an aggregate budget for BAH for all of the military branches, and the DoD must annually adjust the BAH stipend to be received by each individual member of the U.S. military to reflect changes in the profile of particular service members. A U.S. military branch considers the cost of comparable housing in the particular geographic area surrounding a military base in determining the appropriate amount of the BAH stipend; however, we cannot guarantee that annual BAH amounts to be received by members of the U.S. military will appropriately reflect the levels of inflation experienced in these particular geographic areas and that, correspondingly, we will not have any exposure to inflation with respect to rental revenues received for military housing properties.

Item 3.                                   Quantitative and Qualitative Disclosure About Market Risk

Given current market conditions, our strategy favors fixed-rate, secured debt over variable-rate debt to minimize our exposure to increases in short-term interest rates. As of September 30, 2004, 63.8% of the outstanding principal amount of our notes payable on properties we owned as of such date have fixed interest rates with a weighted-average rate of 4.75%. The remaining 36.2% of outstanding principal amount of our notes payable have variable interest rates primarily equal to LIBOR plus 2.05% to 2.25%. Based on our variable-rate debt balance, if interest rates were to increase by 1.0%, our interest expense would increase by approximately $0.8 million on an annual basis.

Item 4.                                   Controls and Procedures

(a)                               Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                               Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2004, the Securities and Exchange Commission simultaneously declared effective our Registration Statement on Form S-11 (File No. 333-116343) (the “Registration Statement”) as filed under the Securities Act of 1933, as amended, and our registration statement on Form 8-A (File No. 001-32290), as filed under the Securities Exchange Act of 1934, as amended, in connection with the initial public offering of our common shares of beneficial interest. On November 2, 2004, we completed our initial public offering and sold 28,571,429 of our common shares at an initial public offering price of $12.00 per share.  In addition, on November 15, 2004, we completed the sale of an additional 1,779,560 common shares in connection with the exercise of a portion of the over-allotment option by the underwriters of our initial public offering.  The managing underwriters of our initial public offering were Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Under the Registration Statement, we registered a total of $460,000,000 of our common shares for sale in connection with our initial public offering, and have sold an aggregate dollar amount of common shares under the Registration Statement equal to $364.2 as of December 13, 2004, based on the initial offering price per share of $12.00.  Since the effective date of the Registration Statement through December 13, 2004, we have incurred an aggregate of approximately $33.3 in expenses relating to our initial public offering, including: approximately $25.5 million relating to the underwriters’ discount of 6% per share and financial advisory fees payable to the managing underwriters relating to the structuring of our initial public offering equal to 1% of the gross proceeds of the offering; $.8 million relating to reimbursements to the underwriters for a portion of their reasonable out-of-pocket expenses; and approximately $7.0 million in other offering related expenses.  From the effective date of the Registration Statement through December 10, 2004, we have used an aggregate of $293.5 million of the $330.9 million in total net proceeds from our initial public offering for the following:

•                  approximately $77.3 million to redeem all of Vornado Realty Trust’s general and limited partnership interests in our operating partnership that were outstanding immediately prior to completion of our initial public offering;

•                  approximately $161.9 million to fund the equity portion of the purchase price of eight student housing properties;

•                  approximately $17.7 million to fund the purchase price for the remaining 90% interest in three student housing properties in which we owned a 10% interest immediately prior to our initial public offering;

•                  approximately $32.6 million to repay indebtedness incurred by Gary M. Holloway in connection with his purchase of a student housing property, which was contributed to our operating partnership upon completion of our initial public offering;

•                  approximately $4.0 million to fund the cash portion of the aggregate consideration payable to Gary M. Holloway in exchange for his contribution of assets to our operating partnership; and

We expect to use the remaining net proceeds from our initial public offering to fund our working capital needs, the acquisition of additional student housing assets, including acquisitions that we have under contract or under a non-binding letter of intent, military housing privatization projects that we may identify in the future, and for other general corporate purposes.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit	Description of Document
10.1

Contribution Agreement, dated July 27, 2004, by and among GMH Communities, LP, GMH Communities GP, LLC and GMH LP LLC. (Incorporated by reference from the Registrant’s Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 11, 2004, as amended (Filed No. 333-116343).

10.2

Warrant, dated July 27, 2004, as amended on October 26, 2004, issued to Vornado Realty LP, by GMH Communities Trust and GMH Communities, LP. (Incorporated by reference from the Registrant’s Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (Filed No. 333-116343).

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith)
31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
32.1

Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2

Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(b)           Reports on Form 8-K

GMH Communities Trust was not subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, during the three-month periood ended September 30, 2004, and therefore did not file any Current Reports on Form 8-K during such period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GMH COMMUNITIES TRUST

Date: December 15, 2004	/s/ Gary M. Holloway, Sr.
Gary M. Holloway, Sr.
President and Chief Executive Officer

/s/ Bradley W. Harris
Bradley W. Harris
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Document
10.1

Contribution Agreement, dated July 27, 2004, by and among GMH Communities, LP, GMH Communities GP, LLC and GMH LP LLC. (Incorporated by reference from the Registrant’s Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 11, 2004, as amended (Filed No. 333-116343).

10.2

Warrant, dated July 27, 2004, as amended on October 26, 2004, issued to Vornado Realty LP, by GMH Communities Trust and GMH Communities, LP. (Incorporated by reference from the Registrant’s Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (Filed No. 333-116343).

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith)
31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
32.1

Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2

Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)