Form 10-K
period 2004-12-31
GMH Communities Trust
filed 2005-03-31
CIK 1293200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32290

GMH Communities Trust
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	201181390 (I.R.S. Employer Identification No.)
10 Campus Boulevard Newtown Square, Pennsylvania (Address of principal executive offices)	19073 (Zip Code)
Registrant's telephone number, including area code: (610) 355-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1933). Yes ☐    No ☒

        The registrant completed its initial public offering of common shares of beneficial interest, par value $0.001 per share ("common shares"), on November 2, 2004 and did not initiate trading of its common shares on the New York Stock Exchange until the fourth fiscal quarter of 2004. As a result, the aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004), cannot be computed.

        The number of common shares of beneficial interest of the registrant outstanding as of March 23, 2005 was 30,371,989 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2005 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

GMH COMMUNITIES TRUST
INDEX TO FORM 10-K

i

Cautionary Note Regarding Forward-Looking Statements

        Our disclosure and analysis in this document and in the documents that are or will be incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, operating or financial performance, strategic plans and objectives, or regulatory or competitive environments. Statements regarding the following subjects are forward-looking by their nature:

  •
  our ability to successfully implement our business strategy;

  •
  our projected operating results and financial condition;

  •
  our ability to acquire and manage student housing properties and to secure and operate military housing privatization projects;

  •
  completion of any of our targeted acquisitions or developments within our expected timeframe or at all;

  •
  our ability to obtain future financing arrangements on terms acceptable to us, or at all;

  •
  estimates relating to, and our ability to pay, future dividends;

  •
  our ability to qualify as a REIT for federal income tax purposes;

  •
  our understanding of our competition;

  •
  market opportunities and trends;

  •
  projected capital expenditures; and

  •
  the impact of technology on our properties, operations and business.

        The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our management's current expectations include, but are not limited to:

  •
  the factors referenced in this Form 10-K, including those set forth under the sections captioned "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Our Business;"

  •
  changes in our business strategy, including acquisition activities;

  •
  availability, terms and deployment of capital, including equity and debt financing;

  •
  availability of qualified personnel;

  •
  unanticipated costs associated with the acquisition and integration of our student housing property acquisitions and military housing privatization projects;

  •
  the possibility of military base realignment and closures;

  •
  high leverage on the joint ventures that own our military housing privatization projects;

  •
  reductions in government military spending;

  •
  changes in student population enrollment at colleges and universities or adverse trends in the off-campus student housing market;

  •
  changes in the student and military housing industry, interest rates or the general economy;

  •
  changes in local real estate conditions (including changes in rental rates and the number of competing properties) and the degree and nature of our competition;

  •
  our failure to lease unoccupied space in accordance with management's projections;

  •
  potential liability under environmental or other laws; and

  •
  the existence of complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT.

        When we use the words "believe," "expect," "may," "potential," "anticipate," "estimate," "plan," "will," "could," "intend" or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent otherwise required by law.

PART I

Item 1.    Business.

        GMH Communities Trust commenced operations on November 2, 2004, upon completion of its initial public offering and the simultaneous acquisition of the sole general partnership interest in GMH Communities, LP, referred to throughout this report as our operating partnership. The historical operations prior to completion of our initial public offering that are described in this report refer to the operations of College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P., and Corporate Flight Services, LLC, which are collectively referred to, together with our operating partnership, as the GMH Predecessor Entities or our predecessor entities.

        In connection with our formation transactions completed prior to and simultaneously with completion of our initial public offering, the interests in the GMH Predecessor Entities were contributed to our operating partnership as described in Note 1 of the financial statements included in this report and the section below titled "Our Business—Our Formation Transactions." We have described our operations in this report as if the historical operations of our predecessor entities were conducted by us for the full fiscal year ended December 31, 2004.

Our Company

        We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. Through our operating partnership, we own and operate our student housing properties and own interests in joint ventures that own our military housing privatization projects. Additionally, through our taxable REIT subsidiaries, we provide development, construction, renovation and management services for our military housing privatization projects and property management services to third party owners of student housing properties, including colleges, universities and other private owners, as well as certain noncustomary services for our student housing properties. We are a leading provider of housing, lifestyle and community solutions for students and members of the U.S. military and their families.

        GMH Communities Trust was formed in May 2004 to continue and expand upon the student and military housing businesses of our predecessor entities and other affiliated entities, collectively referred to as GMH Associates. GMH Associates was founded in 1985 principally to acquire, develop and manage commercial and residential real estate, while focusing on student housing; and since 1999, GMH Associates also had competed for the award of military housing privatization projects to develop, construct, renovate and manage housing units for members of the U.S. military and their families, referred to as military housing privatization projects.

        We completed our initial public offering in November 2004, pursuant to which we sold an aggregate of 30,350,989 common shares at an initial public offering price of $12.00 per share. We intend to make an election to be taxed as a REIT under the Code with respect to our taxable year ended December 31, 2004. We also currently perform, and expect to continue to perform, certain management and other services relating to student and military housing that would not be permitted to be performed by a REIT through our taxable REIT subsidiaries, GMH Military Housing, LLC and College Park Management TRS, Inc.

        We seek to capitalize on the highly fragmented student housing market at colleges and universities in the U.S. and the related need for quality and affordable off-campus, privately owned student housing. Focusing on this opportunity, we have, and prior to our formation, GMH Associates had, acquired or entered into joint ventures that acquired properties strategically located near college or university campuses. In addition, we have continued to expand upon the military housing business developed by GMH Associates and to seek the award of additional military housing privatization projects granted by the Department of Defense, or DoD, under the 1996 National Defense Authorization Act. Our management team has won more than 40% of the privatization projects on which it has bid (including those projects for which exclusive negotiations have been awarded) and GMH Communities Trust is currently the top winner of military housing privatization projects that have been awarded ranked by number of bases awarded to date.

STUDENT HOUSING BUSINESS

Overview

        Through its development, redevelopment and strategic acquisitions of student housing properties, directly and indirectly through joint ventures, our management team has led GMH Communities Trust, based upon our internal competitive analysis estimates, to become one of the largest private operators of off-campus housing for college and university students in the United States. As of December 31, 2004, we:

  •
  owned 30 student housing properties, containing a total of 5,529 units with 19,085 beds. These properties collectively were approximately 94.2% occupied as of December 31, 2004; and

  •
  managed, or provided management consulting services for, 25 student housing properties owned by others, containing a total of 5,905 units and 16,752 beds.

        In addition, since December 31, 2004 and through March 23, 2005, we:

  •
  acquired an additional eight student housing properties, containing a total of 1,607 units with 4,795 beds;

  •
  entered into agreements to acquire an additional three student housing properties, containing a total of 579 units with 1,858 beds, and two undeveloped parcels of land; and

  •
  entered into non-binding letters of intent to acquire an additional five student housing properties, containing a total of 942 units with 2,574 beds, and one undeveloped parcel of land.

        The acquisition of each of the properties under agreement or letter of intent is subject to certain conditions, including our completion of satisfactory due diligence with respect to each property, and in the case of acquisitions where we will assume existing debt, consent of lenders to our assumption of such debt. Also, our proposed acquisitions of properties subject to letters of intent are non-binding arrangements, which are subject to completion of binding purchase agreements and the parties may decide not to pursue these proposed acquisitions for any reason.

        We seek to acquire and manage high quality student housing strategically located near college or university campuses and other points of interest, such as restaurants or other nightlife destinations that cater to students. The properties we seek to acquire and manage include townhomes, high-rise, mid-rise and garden-style apartment complexes. The amenities we offer residents vary by property, but include many of those commonly sought by students, such as private bedrooms and bathrooms, high quality student furnishings, cable television, wired and wireless high speed Internet access, a washer and dryer in each unit, fitness centers, swimming pools, computer centers, study rooms and game rooms. Additionally, we strive to create safe environments for our residents by providing, among other things, well-lit parking lots, student housing employees living on-site as well as 24-hour maintenance and emergency services. Although we target student residents, a small percentage of our residents are non-students.

        We believe there are substantial opportunities to acquire and manage off-campus student housing. According to the Rosen Consulting Group, LLC, a California-based real estate and regional economics research and consulting firm that provides expert viewpoints and forecasts on the economy, the capital markets and the real estate markets for banks, insurance companies and real estate investors, the off-campus student housing market contains approximately 5.3 million beds of an estimated 7.5 million total student housing beds. Based on our experience acquiring and operating student housing properties, we estimate that the aggregate value of all student housing properties is approximately $159 billion, based on an assumed average asset value of $30,000 per bed. We also estimate annual aggregate student housing rental revenues of approximately $23 billion, assuming an average monthly rental rate of $360 per bed. We base these asset value and rental rate assumptions on our own experience acquiring and operating student housing properties. Currently, the student housing market is highly fragmented and primarily served by local property owners. In addition, a significant number of existing student housing properties are obsolete, creating demand by students for high quality housing and premium services. Further, the U.S. Department of Education's National Center for Educational Statistics, or NCES, has projected that enrollment at four-year institutions of higher education in the U.S. will increase from the 15.3 million students that were enrolled in 2000 to 17.5 million students in 2010. This growth in students is projected to impact particular geographic regions of the country disproportionately, highlighting the importance of our acquisition of targeted investment properties in select markets. We further believe that due to budgetary constraints, colleges and universities have not sufficiently expanded, renovated or modernized existing on-campus student housing to meet this increasing demand for student housing. According to the Center for the Study of Education Policy, colleges and universities may be faced with tighter budgets and increasing competition for students, and have less funding available to develop and manage student housing properties themselves.

        According to the Rosen Consulting Group, the combination of higher enrollments of full-time students attending four-year programs and the lack of attractive on-campus housing properties available for students will cause a significant increase in demand for high quality off-campus student housing in those regions experiencing high levels of student growth. The NCES data also indicates an increase in the number of students desiring to live off-campus. Currently, 5.3 million of the estimated 7.5 million beds in the student housing market are located in off-campus student housing, compared to 2.2 million beds located on-campus. According to the publication College Planning and Management, in 2003, of 118 colleges and universities surveyed, on-campus student housing capacity was, on average, 23.7% of the total student population. We believe that this demand for high quality, off-campus student housing will afford private owners opportunities to capitalize on the off-campus student housing market.

        Furthermore, according to information provided by the Association of College and University Housing Officers—International, or ACUHO, many college and university students favor a distinctive student housing product, unlike that which is typically offered by colleges and universities today, that provides functional housing units with amenities and services designed specifically to meet their particular lifestyles and needs. We also believe that, because of the structural and functional obsolescence of many existing on-campus and off-campus student housing properties, future opportunities may exist to establish joint ventures with colleges and universities to manage, lease, renovate or develop on- and off-campus student housing, although we have not yet entered into any such arrangements. Opportunities may exist for us to participate in these arrangements through the ownership or leasing of properties or otherwise.

        Based upon NCES data and our internal analysis of the current student housing marketplace, we believe that the student housing industry has been undermanaged to date, and that the key factors to the successful execution of our business plan include, among other things, the provision of high quality student housing with a high degree of customer interaction, the implementation of well-managed marketing, leasing, maintenance, retention and collection programs for our properties and the ability to incentivize our management by empowering them to achieve specific objectives.

Strategy

        From a growth perspective, our strategy in the student housing business is to acquire, own and effectively manage a diverse portfolio of attractive and high quality off-campus student housing properties located near college and university campuses throughout the United States. We focus on owning and operating townhome, high-rise, mid-rise and garden-style apartment complexes. Our operational strategy is to manage our student housing properties, as well as those we manage for colleges, universities and private owners, with a focus on catering to the college and university student, whose needs and lifestyle differ greatly from the needs and lifestyle of a typical apartment resident. We implement these strategies as follows:

        Target select properties/markets.    We seek to acquire and manage high quality student housing strategically located near college or university campuses and other points of interest, such as restaurants or other nightlife destinations that cater to students. We specifically target those acquisition sites that are located near colleges or universities with a student enrollment of at least 5,000, where the college or university is the primary driver of the local economy and where there is a shortage of existing modern student housing. We typically target sites within approximately two miles of the college or university campus. Our management team has found that most students prefer to live within a narrowly-defined geographic radius around a particular college or university campus because it provides students with the feeling of being a part of the campus community and also eases students' commutes to and from classes. We also believe that we have identified a recent trend that students, particularly upperclassmen, want to live near entertainment venues near campus, such as restaurants or nightlife destinations. In order to capitalize on this growing trend in the market, we intend not only to seek to acquire and manage premium student housing properties strategically located near college or university campuses, but also those properties close to other points of interest close to campus.

        We believe that many of the local satellite campuses of large, state-funded colleges and universities have significant growth potential as the main campuses of these institutions, according to NCES data, have begun to cap the number of students accepted. These caps on student enrollment at large, state-funded institutions have also had a positive effect on campus enrollment at competing colleges and universities located near these institutions. For example, the main campus of the University of Georgia in Athens, Georgia, has experienced and is projected to continue to experience minimal enrollment growth because its current enrollment is at or near its capacity. This has produced opportunities at traditionally smaller campuses such as Georgia Southern University, in Statesboro, Georgia, where enrollment has grown on average at an annual rate of 3% to 4% to its enrollment as of Fall 2004 of 15,704 students. We believe that our size and financial strength gives us a competitive advantage over smaller, less established competitors in our target areas.

        Given our management team's experience in and knowledge of the student housing market, we believe that we have developed a solid foundation upon which to identify, evaluate and acquire high quality properties in the future. Our management team's identification efforts of prospective properties is enhanced by its affiliations with and active membership in leading university-related organizations such as the National Association of College and University Business Officers, ACUHO and the National Association of College Personnel Administration. We believe we have the opportunity to acquire additional student housing properties, typically with a combination of cash, common shares and/or units of limited partnership interest in our operating partnership, thereby creating the opportunity for tax-deferred transactions for a seller.

        Deliver full range of high quality product.    We seek to acquire and manage modern, state-of-the-art townhome, high-rise, mid-rise and garden-style apartments that are tailored to the "student lifestyle." The typical design layout of a housing unit consists of one to four bedrooms, with a complementary number of bathrooms, centered around a common area consisting of a living room, a dining area and a kitchen. In addition to functionality and appearance, we have found that students want to be offered a variety of amenities, similar to those found at typical luxury apartment communities. Amenities such as private bedrooms and high quality furnishings, cable television, wired and wireless high-speed Internet access, a washer and dryer in each unit, fitness centers, swimming pools, computer centers, study rooms and game rooms are found in some combination at all of our properties. We also strive to create a safe environment for our residents by providing well-lit parking lots, student housing employees living on-site and 24-hour maintenance and emergency services.

        Our message to prospective student residents is that our properties provide a home-like environment with state-of-the-art technological capabilities and amenities and services designed to maximize their college or university experience. In our marketing efforts, we convey the message that living at one of our properties, unlike a typical apartment property, is like becoming a part of a small community within the larger college or university. To this end, we offer regular "events" at our properties, such as athletic competitions, including volleyball and basketball tournaments, "battle of the bands" nights and non-alcoholic social events. We also offer prospective residents a roommate matching program, where students wishing to find roommates provide us with their background information, including their likes and dislikes, so that our property staff may attempt to match these individuals with compatible roommates.

        Each of our properties is managed, leased and maintained by an experienced staff of on-site employees. These employees are available to our student residents around the clock to provide routine maintenance service or to assist in emergencies. We also employ four regional managers who are responsible for coordinating the operations of our properties within each of their respective regions. Our management team works closely with the neighboring college and university housing and development staffs near our properties to ensure that the needs of students, parents and the institutions are being met throughout the year. For example, our management team coordinates with colleges and universities to provide students with access, where available, to the college or university computer network from each property's computer room or from student apartment units, and to become an approved provider of student housing for the local college or university.

        We have developed specific management systems that are designed to optimize student housing operations and to maintain the value of our properties. These systems include the implementation of standard lease terms that generally require parental guarantees, making frequent and regular apartment inspections conducted during the course of the lease term, and maintaining and distributing a "price list" to our residents for any property damages incurred during the lease term and thereby incentivizing students to maintain their units. During 2004, we received parental guarantees on more than 90% of the student leases in our portfolio, and we intend to match or exceed this rate of parental guarantees for 2005. Two exceptions for which we generally do not seek parental guarantees include leases with international students due to the high burden of obtaining or collecting on guarantees from parents of students who are not located in the U.S. and leases with residents who provide evidence of satisfactory personal income.

        Superior execution of operations.    We utilize dynamic, professional marketing services primarily to create web- and Internet-based applications to market and make information about us and our properties easily accessible to students, and initiate word of mouth campaigns to attract student residents. Recognizing the importance of the Internet, we have an individualized web site dedicated for each of our student housing properties containing information about each property, amenities and services available at each property and pricing and leasing information. To a lesser degree, we also advertise through more traditional media, such as radio, print and television, particularly focusing on media such as student-run newspapers that target the student market. We also maintain informal "high school feeder programs," through which our local leasing and marketing representatives visit the high schools that send a majority of students to the colleges and universities in our target markets and meet with students and their guidance counselors to inform them of the housing options that we offer.

        The support of colleges and universities is beneficial to the continued success of our off-campus properties and, to this end, we actively seek to have these institutions recommend our properties to their students. Specifically, we attempt to enter into informal arrangements with colleges and universities to have them include information about certain off-campus properties that we manage on their home pages and to have them provide direct hyperlinks to these properties' websites, in addition to distributing brochures relating to these properties. We currently have arrangements with several educational institutions that provide their students with informational materials directing them to our properties. In cases where colleges and universities do not offer active recommendations for our off-campus housing, most nonetheless provide lists of suitable off-campus properties to their students. We continually work to ensure that our properties are on these lists in each of the markets that we serve.

        We simplify the bill-paying process by including all costs associated with living at our properties, including water, electricity, gas, cable services and Internet services, in one monthly rental check to be paid to us by students or their parents. Most of the properties that we operate implement this billing feature. We limit our exposure to excessive utility bills from residents by setting a reasonable limit on how much we will pay per resident per month for a particular utility, such as water or electricity. If a resident's monthly bill for a utility exceeds the set limit, the excess cost is charged to the resident on the subsequent month's bill.

        In addition to our streamlined bill-payment system, we believe that our method of leasing is attractive to student residents and their parents. Under a traditional apartment lease, housing units are leased by the unit and, therefore, all residents living in a particular unit are responsible for any liabilities of their roommates. We circumvent this situation by typically leasing our housing units by the bed, not the unit. As a result, students in our properties are contractually responsible for making only payments associated with their individual or pro-rata use of the properties.

        We seek to maximize income by operating at a high level of efficiency through intensive management and prudent capital expenditures. In addition, property acquisitions in our target markets should permit us to increase student awareness of our properties through our cross-marketing programs, gain economies of scale by enabling us to consolidate management and leasing services and reduce costs of capital goods, supplies, furniture and other goods and services bought in bulk.

Student Leases

        Our property leases typically contain the following terms:

  •
  a 12 month lease term (rent payable in equal monthly installments);

  •
  rent payments monthly, and typically includes charges for all amenities provided at the property, such as basic cable, a fitness center, a swimming pool and usually parking;

  •
  require a guarantee by parents or legal guardians, relating to, among other things, the amounts payable under the lease, unless a student resident can provide evidence of satisfactory personal income under fair housing laws, or international residence status;

  •
  require that student residents pay a security deposit or a redecorating fee. The deposit is applied against any damages to the unit caused by the student (including furnishings and household items in the unit). Students and their lease guarantors also are required to assume personal responsibility for any damages caused to a unit's or property's common areas;

  •
  restrictions on the subletting of units without our prior written consent; and

  •
  lease default provisions in the event of failure to pay rent when due, breach of any covenant contained in the lease or abandonment of the unit.

Lease Administration and Marketing Systems

        We believe we are an industry leader in identifying and implementing e-business solutions to improve the on-site decision-making processes of local management at each of the college and university communities where we either own or manage properties. We continue to focus on student housing information technology innovations, including customizing web-based applications designed to reduce operating costs, reacting quickly to frequent leasing and market changes and improving real-time operating information and services to student residents.

        We implement state-of-the-art, real time systems that provide for on-line resident applications, on-line work orders and facilities management and occupancy reporting. We are also testing an on-line payment system at several of our student housing properties, and expect to implement this system at all of our student housing properties in the second half of 2005. These exclusive systems have dramatically improved the efficiency of our operations and have improved services to an increasingly tech-savvy student market.

        Additionally, we have created a web-based infrastructure designed to standardize systems and procedures to improve data tracking at all levels within our student housing business. These systems provide us with real-time access to customized data management tools that track leasing, occupancy, cash flows, expenditures and purchases through national accounts, and with other e-business solutions designed to improve the speed and accuracy of our property management services.

Market Opportunity

  The Student Housing Market

        Demographic patterns and trends in education over the past several years suggest that there is an increasing number of college-aged individuals and an increasing number of students enrolling in colleges and universities in the United States. According to a report dated October 2003 by the NCES, enrollment at four-year institutions of higher education in the U.S. is expected to increase from the 15.3 million students that were enrolled in 2000 to 17.5 million in 2010.

        The major catalyst for projected enrollment increases, and subsequent student housing demand in the near future, will be the growth in the college-aged population represented by the "Echo Boom" generation, which is made up of the sons and daughters of the "Baby Boomer" generation, and is equal in size to the Baby Boomer generation. While the Baby Boomers are nearing retirement, much of the Echo Boom generation, which was born between 1977 and 1997 is entering, or has yet to enter, adulthood. According to the U.S. Census Bureau, in 2003, 4.0 million Americans turned 18; by 2010, that number will peak at 4.4 million and remain above 4.0 million annually for some time.

        The impact of demographic changes on college enrollment levels will not be felt equally across all states. During the past decade, the fastest growth of post-secondary enrollment has been concentrated primarily in the Rocky Mountain States and the Sunbelt, which consists of the Southeast and Southwest portions of the United States. The Sunbelt, Pacific and Northeast regions of the U.S. are projected to be the fastest growing regions in college enrollment between 2000 and 2010, fueled by above average growth projections, in the young adult population in these regions. According to the U.S. Census Bureau, the top four states projected to have the largest populations of 18 to 24 year-olds during the next decade are California, Texas, New York and Florida.

        We believe that these projected increases in the 18-24 year-old population and in college student enrollment will place a greater demand on off-campus student housing. While both on-and off-campus student housing markets will compete for these additional students, we believe that existing on-campus properties will be at a disadvantage because, according to NCES data, those properties tend to be older units that have not been sufficiently expanded, renovated or modernized to meet students' increasing needs and expectations.

  Highly Fragmented Ownership of Student Housing Properties

        The student housing market is highly fragmented, and consolidation in the industry has been limited. Based upon our internal competitive analysis estimates, we believe that there are fewer than 12 firms that own a multi-regional network of off-campus student housing properties and have the ability to offer an integrated range of specialized student housing services, including design, construction and financing.

        Our management experience suggests that none of the specialized student housing firms dominates a particular region. Instead, they each seek to maintain a presence in multiple markets with large student populations. Therefore, most are active in the same markets, particularly Texas, California, Florida, Georgia, North Carolina and Pennsylvania, due primarily to the presence of large state university systems that allow developers and operators to take advantage of economies of scale. In contrast, the Northeast, Southwest and Pacific Northwest are three regions in which small, local owner-operators have significant market share.

  Status of the On-Campus Student Housing Market

        As student enrollment increases, we believe that one of the biggest challenges facing many colleges and universities is an antiquated student housing infrastructure. According to Rosen Consulting Group, LLC, at 20 of the largest universities in the U.S. the average age of student housing dormitories found on campus is over 36 years old. In addition to the need for additional housing to accommodate an expanding student population, universities must also deal with the problems of maintaining, refurbishing and marketing their existing aging inventory. Many schools have undertaken large-scale renovations and others are under pressure to follow suit to stay competitive. In addition to significant cosmetic upgrades, outdated heating and plumbing systems and roofs and windows are being replaced in many on-campus housing facilities. In some cases, institutions are finding that the costs of renovations are often prohibitive and are opting to take existing facilities out of service, thereby creating a greater demand for off-campus student housing.

        In addition, various amenities that used to be considered rare luxuries in the student housing industry, such as kitchens, private bedrooms and bathrooms, Internet connectivity and cable television systems, and a washer and dryer in each unit, are now more common and increasingly becoming a factor in a student's housing and university selection. According to Rosen Consulting Group, LLC, in 20 of the largest universities in the country, private bedrooms accounted for only 23% of total on-campus capacity; only 33% of students living in on-campus facilities had a bathroom shared with less than four people; and only 17% had a kitchen in their housing units. Student housing that includes these amenities is more expensive to build. According to a survey by the magazine American School and University, the cost per square foot to construct a new residence hall has nearly doubled over the past 10 years, from $82 in 1993 to $150 in 2002.

        In addition to increasing costs associated with the renovation of existing on-campus student housing by colleges and universities, budget deficits or budget restrictions are affecting the amount of funds available to colleges and universities for education, thereby limiting states' abilities to increase funding for student housing projects. According to the Center for the Study of Education Policy, state appropriations for higher education have decreased for a second consecutive year. Each state's ability to boost post-secondary education spending, while simultaneously handling the strain on health care budgets from a rapidly aging population and increasing funding to primary and secondary education, remains to be seen. Traditionally, both health care and primary education have taken precedence over higher education. Based on information provided by the Association of Governing Boards of Colleges and Universities, we believe it is unlikely that states will have enough money to fund all programs completely.

        As a result of these trends in state budget deficits, we believe public universities' finances are worsening or threatening their capacity to fund significant capital projects such as student housing. A recent survey by the Common Fund for Nonprofit Organizations found that approximately 1,260 colleges and universities in the U.S. plan to make across-the-board cuts in all academic programs. The same number of colleges and universities plan to trim building and maintenance expenditures, including new construction projects. The majority of facilities-related budget cuts have been for maintenance spending, though many new construction projects also have been postponed.

  Supply of Student Housing

        According to the publication College Planning and Management, of 118 colleges and universities surveyed, on-campus student housing capacity was, on average, 23.7% of the total student population. The remaining percentage of students must look for housing elsewhere. Based upon current projections of enrollment growth, we believe that colleges and universities will be unable to meet the increase in student housing demand with traditional on-campus housing, thereby creating incremental demand for off-campus student housing. Furthermore, our management experience suggests that college and university students increasingly prefer to live in modern, off-campus housing that provides greater privacy and modern amenities, rather than live in on-campus dormitories. Consequently, we believe colleges and universities are turning to private sector developers to bridge the gap between demand for on- and off-campus housing and their ability to provide additional on-campus housing from their own capital resources.

        We expect new construction and development by colleges and universities, various commercial developers, real estate companies and other owners of real estate that are engaged in the construction and development of student housing to compete with us in meeting the anticipated increased demand in student housing over the next 10 years. The development and construction of new student housing properties is extremely capital intensive. Since leases are typically executed for an August or September delivery, construction delays can cause late completion and jeopardize rents for an entire year. As a result, we seek to acquire existing properties or acquire newly constructed properties from third party developers in our target markets. In addition, we are also reviewing potential joint venture projects with third party developers to construct new student housing properties that we would operate.

        We believe that we are well-positioned to capitalize on the projected shortage of student housing in the U.S. due to our management's experience in the student housing industry, the economies of scale afforded by our size, our access to capital for the acquisition of additional student housing, our high quality student housing product and our systems designed to optimize student housing operations.

Management Services

        As of December 31, 2004, we managed all of the student housing properties owned by us and managed, or provided consulting services for, 25 student housing properties not owned by us. We manage the student housing properties not owned by us through our taxable REIT subsidiary. Our operating partnership has entered into a consulting agreement to provide consulting services to GMH Capital Partners, LP, an affiliate of our chairman, president and chief executive officer, relating to property management consulting services that are provided by the affiliate for five student housing properties, as of December 31, 2004, in exchange for consulting fees equal to 80% of the amount of net management fee income the affiliate receives from the property owners. Additionally, we will manage each of the student housing properties that we acquire in the future.

Investment Criteria

        In analyzing proposed student housing acquisitions, we consider various factors including, among others, the following:

  •
  the ability to increase rent and maximize cash flow from the student housing properties under consideration;

  •
  whether the student housing properties are accretive to our per share financial performance measures;

  •
  the terms of existing or proposed leases, including a comparison of current or proposed rents and market rents;

  •
  the creditworthiness of the student residents and/or parent guarantors;

  •
  local demographics and college and university enrollment trends, and the occupancy of and demand for similar properties in the market area, specifically population and rental trends;

  •
  the ability to efficiently lease or sublease any unoccupied space;

  •
  the ability of the student housing property to achieve long-term capital appreciation;

  •
  the ability of the student housing property to produce free cash flow for distribution to our shareholders;

  •
  the age, location and projected residual value of the student housing property; and

  •
  the opportunity to expand our network of relationships with colleges and universities as well as other strategic firms.

Underwriting Process

        We have designed our underwriting strategy to enable us to deliver attractive risk-adjusted returns to our shareholders. Our acquisition selection process includes several factors, including a comprehensive analysis of the proposed property's cash flows, financial trends in a property's revenues and expenses, barriers to competition, the need in the property's market for the type of student housing services provided by a particular property, the strength of the location of a property and the underlying value of the property. We also analyze the operating history of a specific property, including the property's earnings, cash flow, occupancy and student mix, to evaluate its financial and operating strength.

        In addition, as part of our due diligence process, we obtain and evaluate title, environmental and other customary third-party reports. Our acquisition policy requires the approval of our board of trustees for any student housing acquisition with a total purchase price of $25 million or greater.

Competition

        We compete with other regional or national owners and operators of off-campus student housing in a number of markets, including Education Realty Trust (EDR) and American Campus Communities, Inc. (ACC). Each of EDR and ACC has recently completed initial public offerings and, in connection therewith, has publicly disclosed its intention to grow its student housing business. We also compete in a number of markets with smaller local owner-operators. Currently, the industry is fragmented with no participant holding a dominant market share. We believe that a number of other large national companies with substantial financial resources may be potential entrants in the student housing business. The entry of one or more of these companies could increase competition for students and for the acquisition, management and development of student housing properties.

        There also are various on- and off-campus student housing complexes that compete directly with us located near or in the same general vicinity of many of our current and targeted properties. We also are subject to competition for students from on-campus housing operated by colleges and universities, other public authorities and privately-held firms. We also are subject to competition for the acquisition of off-campus student housing with other existing local and national owners and operators of student housing. Further, we generally believe that the pace and size of acquisitions in the real estate industry have increased significantly since 1995. Consequently, prices have generally increased while return on invested capital has fallen.

MILITARY HOUSING BUSINESS

Overview

        In order to address poor housing quality, a significant backlog of repairs and rehabilitations to its military housing units on and near bases, and a shortage of affordable, quality private housing available to members of the U.S. military and their families, Congress included the Military Housing Privatization Initiative, or MHPI, in the 1996 National Defense Authorization Act. Under the MHPI, the DoD was granted the authority to award projects to private owners to develop, construct, renovate and manage military housing. According to statistics released by the DoD as of March 11, 2005, since 1996, the U.S. military has awarded to private owners long-term agreements and rights to exclusively negotiate agreements with the U.S. military for 56 domestic projects containing, in the aggregate, a total of 115,610 end-state housing units. End-state housing units are the number of housing units that are approved for completion by the end of the initial development period for a project, or IDP, which is described in greater detail below. The DoD has targeted another 56 domestic projects containing an additional 76,345 housing units that have yet to be awarded by Congress, and agreements for the related development, construction, renovation and management services for these additional projects. According to the DoD, the previously awarded privatization projects and projects under exclusive negotiations, together with these additional targeted projects, reflect the opportunity to develop, construct, renovate and manage a total of 191,955 end-state housing units.

        In 1999, GMH Associates recognized the opportunity to leverage the core competencies that it had developed in its student housing and conventional multi-family housing businesses and assembled a highly coordinated, full service, professional team to focus on the procurement of military housing privatization projects. Our management team has won more than 40% of the privatization projects on which it has bid (including those projects for which exclusive negotiations have been awarded) and GMH Communities Trust is currently the top winner of military privatization projects that have been awarded ranked by number of bases awarded to date.

        As of December 31, 2004, our operating partnership held an ownership interest in, and operated, through various wholly owned subsidiaries, the privatized military housing projects at the Department of the Army's Fort Carson, Fort Stewart and Hunter Army Airfield, Fort Hamilton and the Walter Reed Army Medical Center/Fort Detrick, and the Department of Navy's Northeast Region. In addition, as of December 31, 2004, we had an interim agreement to provide management and limited development services for the Department of the Army's Fort Eustis and Fort Story bases, which project began operating on December 1, 2004 and for which we obtained final award on March 1, 2005. We refer to these six projects as the Fort Carson project, the Stewart Hunter project, the Fort Hamilton project, the Walter Reed/Fort Detrick project, the Navy Northeast Region project, and the Fort Eustis/Story project, respectively. In addition to these projects, as of March 1, 2005, we were in the exclusive negotiation process for one additional privatization project, Fort Bliss/White Sands Missile Range, from the Army. Exclusive negotiations typically last six to 12 months and culminate in final approval from Congress and the applicable U.S. military branch and the execution of a definitive agreement relating to the terms of the project. Collectively, the Army's Fort Carson project, the Stewart Hunter project, the Fort Hamilton project, the Walter Reed/Fort Detrick project, the Fort Eustis/Story project and the

Navy Northeast Region project cover 16 domestic bases and, once full development, construction and renovation have been completed for these projects, the DoD has estimated that they will contain approximately 12,580 end-state housing units. The Fort Bliss/ White Sands Missile Range privatization project that we are currently negotiating covers two domestic bases and, once full development, construction and renovation have been completed for this project, the DoD has estimated that it will contain an aggregate of 3,277 end-state housing units.

        Each of these military housing projects includes the renovation and management of existing housing units, as well as the development, construction, renovation and management of new units over a 50-year period, which, in the case of the Army, potentially could extend for up to an additional 25 years. The 50-year duration of each project calls for continuing renovation, rehabilitation, demolition and reconstruction of housing units through various predetermined project phases. Including the final approval of the Fort Bliss/White Sands Missile Range project that is currently under exclusive negotiations, we expect that our management agreements for all seven privatization projects will provide us with the opportunity to manage 15,857 end-state housing units on bases in 11 states and Washington, D.C., including 7,161 units we plan to construct and 6,497 units we plan to renovate.

        We believe that we are one of the largest private-sector managers of military housing units in the U.S., based on the number of military bases awarded to date. At each of the projects we managed as of March 11, 2005, the following numbers of units were in operation: Fort Carson—2,663 units, Fort Stewart and Hunter Army Airfield—2,905 units, Fort Hamilton—259 units, Walter Reed/Fort Detrick—284 units, Fort Eustis/Story—1,115 units, and Navy Northeast Region—5,465 units.

        We operate our military development, construction/renovation and management services through a taxable REIT subsidiary. As a REIT, we generally are not subject to federal income tax to the extent that we distribute our REIT taxable income to our shareholders, but the taxable income generated by a taxable REIT subsidiary is subject to regular corporate income tax.

Military Housing Privatization Initiative

        The MHPI is a program authorized under the 1996 National Defense Authorization Act that allows the DoD to award military housing privatization projects to private owners. Under the MHPI, private-sector developers may own, operate, maintain, improve and assume responsibility for housing on U.S. military bases. According to the authority granted to it by the MHPI, the DoD can work with the private-sector to revitalize military housing over a 50-year ground lease period by employing a variety of financial tools to obtain private capital to leverage government dollars; make efficient use of limited resources; and use a variety of private-sector approaches to build and renovate military housing faster and at a lower cost to U.S. taxpayers.

        The MHPI is designed to remedy both the poor condition and shortage of current military housing. According to the DoD, it owned approximately 257,000 family housing units, on and off U.S. military bases, and estimated that more than 50% of these units required renovation or replacement as a result of insufficient maintenance or modernization over the previous 30 years. The DoD believes that improving the poor housing condition as well as the shortage of quality, affordable private housing on military bases will significantly improve the morale and quality of life for members of the U.S. military and their families, thereby boosting retention and enrollment in today's voluntary military forces. The majority of members of the U.S. military and their families live in local communities near U.S. military bases. Most of these members of the U.S. military are enlisted personnel whose salaries are at the lower end of the military pay scale. Their salaries make it difficult for them to find quality, affordable housing within a reasonable commuting distance. Furthermore, many of these communities do not have enough affordable, quality rental housing to accommodate members of the U.S. military and their families. The MHPI provides a creative and effective solution to address the quality housing shortage, and will result in the construction of more housing built to market standards for less money than through the military's own construction process. Furthermore, traditional military construction requires contractors to adhere to stringent military specifications, which make projects significantly more costly than building to market standard. Commercial construction is both faster and less costly than military construction, but private-sector funds significantly stretch and leverage the DoD's limited housing funds and, at the same time, open the military construction market to a greater number of development firms and stimulate the economy through increased building activity.

Competitive Bidding Process for Military Housing Privatization Projects

        In order to implement the MHPI and foster a coordinated approach by the military branches, the DoD created the Housing and Competitive Sourcing Office to develop the legal, financial and operational aspects of the MHPI. Each military branch assesses its own current and future housing requirements, and determines the best course of action necessary for revitalizing inadequate housing units and keeping its housing inventory in good condition. Each military branch also individually assesses the viability of a privatization project and makes the final decision whether to privatize housing on a particular installation, taking into consideration housing needs and available resources of that branch. Once the military branch and the Office of the Secretary of Defense approve site development, they will conduct an industry forum to obtain private-sector input. Though each military branch must follow certain general DoD policy guidelines, each branch has its own privatization project award program. The solicitation process differs slightly among the various military branches; however, in all cases, a competitive bidding process is the method by which projects are awarded to private owners. Projects are introduced to the private-sector through the use of a request for proposal or a request for qualifications. Contractors that satisfy the respective military branch's requirements respond with detailed project proposals, and a selection is made from among them. The project winner is awarded the exclusive right to negotiate the final plan, and assuming approval of such final plan, to develop, construct, renovate and manage family housing at a military base, which, based on our experience, is typically for a 50-year period and, in the case of the Army, contains certain extension rights.

        Based on our experience, during the exclusivity period for an Army project, which typically lasts between six and 12 months, the project winner initially enters into a contract with the Army pursuant to which it will create a community development and management plan, or CDMP, relating to the planned development of the awarded project. If the CDMP is approved by Congress, the project winner enters a transition period, ranging from 30 to 90 days, during which it prepares to implement its CDMP, finalizes documentation relating to the implementation of the CDMP, including arranging and negotiating necessary financing and negotiating final documents and agreements with the Army, and prepares to take over the base housing operations on the date of closing. Closing occurs after the transition period when all the documentation and negotiations with the Army have been finalized, at which point the project winner may commence its operation of the project.

        Based on our experience, during the period of exclusive negotiations with the Navy, the project winner will work towards finalization of required project and environmental documentation; pursue local approvals; develop design plans and working drawings; reach an agreement with the Navy officials regarding all aspects of the project; and arrange and negotiate necessary financing.

        The result of these exclusive negotiations will be a business agreement that describes all relevant characteristics of the development, and defines all business terms and conditions, schedules and financial arrangements between the parties. This process generally takes approximately nine to 12 months to complete from the time of the award to the execution of the business agreement.

Organizational Structure of Our Military Housing Projects

        The operations of our military housing privatization projects are conducted through an organizational structure that involves a wholly owned subsidiary of our operating partnership, GMH

Military Housing Investments, LLC, and our taxable REIT subsidiary, GMH Military Housing, LLC, which develops, manages and sometimes constructs/renovates the military housing in the projects through two of its subsidiaries: GMH Military Housing Development LLC and GMH Military Housing Management LLC, each of which are referred to as GMH Development and GMH Management, respectively, throughout this report. This organizational structure is described as follows:

        The Project Entity.    We typically create a project-specific limited liability company, the Project LLC, to serve as the manager for a project. The Project LLC is a joint venture between GMH Military Housing Investments LLC and a joint venture partner. The joint venture partner typically is a third-party architectural and design company or construction company with whom we have an existing relationship. GMH Military Housing Investments, LLC is the managing member of the Project LLC, which, in the case of Navy projects, typically contracts with GMH Development for project development services, GMH Management for project management and construction/renovation services, and a third-party joint venture partner for project architectural and design or construction services. At the closing on a Navy project, the Project LLC assigns all of its contractual rights and obligations to the Project Owner, the members of which consist of the Project LLC and the Navy. In the case of Army projects, the Project Owner, the members of which consist of the Project LLC and the Army, directly contracts with GMH Development, GMH Management and a third-party joint venture partner for architectural and design and construction services. The Project Owner is created for the purpose of owning the project. The Project Owner also is the ground lessee of the land upon which the project is situated. The Project LLC is the managing member of the Project Owner. A project is financed through a combination of equity, provided by the Project LLC and the U.S. military branch (which typically approximates up to 10% of the total project value), and debt, provided through the issuance of taxable bonds initially for the benefit of the Project LLC (which is typically up to 90% of the total project value).

        Debt Financing for the Project.    Debt financing for each project is provided by a third party, which could include a government agency, through the issuance of taxable bonds for the benefit of the project. Debt financing is typically obtained at the project closing, which occurs on the date that the relevant branch of the U.S. military transfers operation and management of those housing units at the project to the Project LLC. Based on our management's experience, we believe the terms of the debt are consistent with the terms typically used for conventional multifamily housing projects. In each instance, the debt generally is non-recourse to us and is secured by a first priority lien on the project and requires the assignment of all of the Project Owner's rights for the benefit of the bondholders or the lender, as applicable. The security therefore includes the Project Owner's interest in the ground lease. Based on our experience, the repayment terms require payments of interest only during the first three to seven years of the loan and, thereafter, payments of interest and principal, amortized over a 35- to 45-year period, for the remaining term of the loan. While the Project LLC is able to obtain debt financing for up to 90% of the total value of each project, based on our management's experience, lenders typically will not lend in excess of a specified debt service coverage ratio projected for the first stabilized year following the end of the initial development period (typically ranging from three to eight years, out of the 50-year project term). Accordingly, if interest rates increase, the Project LLC may be required to finance a greater portion of the project cost with equity. In addition, if the minimum debt service coverage is not met, we may not have access to cash flows from the project, other than for project operating expenses, until the coverage is restored.

        The following diagram shows our typical Project LLC structure:

        As its contribution to the project, the U.S. military branch contributes the existing houses and related improvements and may also contribute cash. The Project LLC also contributes cash, typically at the end of the initial development period, but in certain instances at the outset of the initial development period, for the project. Neither the Project LLC nor the U.S. military branch is required to make additional capital contributions to the project, and neither is permitted to make any additional contribution to the project without the approval of the other. The Project LLC's return on investment is dependent on both the structure of the transaction and the U.S. military branch involved.

        The Development Company.    GMH Development provides development services for a privatization project. These services are provided through development agreements typically having 50-year terms, which extend automatically upon any renewal of the ground lease. GMH Development generally assists the Project Owner by coordinating and monitoring the planning, design, demolition, renovation and construction activities on the Project Owner's behalf, including the evaluation of project sites and requirements for each project, assisting the Project Owner with the development of the project schedule and budget, establishing coordination between the government and primary contractors, reviewing completed construction and renovation work, and certifying payments or primary contractors for such work. GMH Development also establishes and implements administrative and financial controls for the design and construction of the project and assists the Project Owner in obtaining and maintaining general liability insurance and other types of insurance.

        The Project Owner pays GMH Development a base fee of approximately 2.5% of the total development costs for the project, from the beginning of the initial development period throughout the life of the project. Additionally, GMH Development typically is entitled to receive incentive development fees from the Project Owner upon the satisfaction of designated milestones. During the initial development period, GMH Development's incentive fee generally does not exceed 1.5% of the total development costs during the period. After the initial development period of a project, the incentive development fees typically are a percentage of total development costs for the remainder of the project term ranging from 0.5% to 1.5%. Milestones for payment of incentive development fees include completing a specified number of homes according to schedule, performing within an approved development budget and delivering homes with a limited number of correctable errors, based upon property management inspections.

        The Construction/Renovation Company and Property Manager.    GMH Management provides construction/renovation and management services for a privatization project. With regard to project construction/renovation, the Project Owner pays GMH Management a base fee of approximately 3.0% of the total construction/renovation costs for the project, from the beginning of the initial development period throughout the life of the project. Additionally, GMH Management typically is entitled to receive construction/renovation incentive fees from the Project Owner upon the satisfaction of designated milestones. During the initial development period, GMH Management's incentive fee generally does not exceed 1.0% of the total construction/renovation costs during the period. After the initial development period of a project, the construction/renovation incentive fees are a percentage of total construction/renovation costs for the remainder of the project term, ranging from 0.5% to 1.0%. Milestones for payment of construction/renovation incentive fees typically include achieving specific safety records, maintaining financial control of project construction/renovation costs and implementing small business or minority subcontracting plans.

        With regard to project management, the Project Owner contracts with GMH Management for GMH Management to provide management services for the project. These services are provided through management agreements, typically having 50-year terms, which extend automatically upon any renewal of the ground lease. GMH Management oversees the leasing of housing units in accordance with the requirements of the ground lease, day-to-day operations of the project, collection of revenues and depositing the revenues into appropriate accounts, day-to-day maintenance of the project, ordinary repairs, decorations, alterations and improvements, completion of backlogged maintenance and repairs, payment of taxes imposed on the project, and compliance with applicable laws and regulations.

        GMH Management typically is required to prepare and submit an operating budget for the project to the Project Owner on an annual basis. The management agreement typically grants GMH Management the authority to make expenditures and incur obligations provided for in the operating budget. GMH Management also has the authority to make certain emergency expenditures.

        As standard compensation for the services it provides, GMH Management is paid a base fee, typically 2% to 3% of effective gross revenue for the project. In addition, GMH Management is entitled to receive an additional incentive fee from the Project Owner, typically 2% to 3%, upon the satisfaction of designated benchmarks relating to emergency work order response, routine work order completion, occupancy rates, home turnover, resident satisfaction surveys, execution of community service programs and timely delivery of required reports and budgets.

        The Project Owner generally may terminate the management agreement upon written notice to GMH Management if it breaches any of its material obligations under the management agreement and fails to cure such breach within 30 days.

        The Ground Lease.    Based on our experience, the Project Owner and the Army or the Navy enter into a ground lease pursuant to which the U.S. military branch leases to the Project Owner the real property upon which a privatization project is located. We expect future-awarded Army and Navy privatization projects to operate in a similar fashion. Typically, the initial term of a ground lease is 50 years. With respect to Army privatization projects, the ground lease may be renewable for an additional period of up to 25 years upon request by the Army and acceptance by the Project Owner. As partial consideration for the execution of a ground lease and performance of its obligations thereunder, the Project Owner agrees to design, develop, manage, rehabilitate, renovate and maintain the privatization project. At all times during the term of a ground lease, the U.S. military branch provides the Project Owner access to the privatization project. The use and occupancy of the privatization project is subject to the general supervision and approval of the Army or the Navy, as the case may be, and to such rules and regulations as the U.S. military branch prescribes. The Project Owner has the right to lease housing units to non-military or non-DoD tenants if vacancy rates hit certain levels.

        Most of the Army ground leases provide that in the event an applicable base is subject to base closure under the U.S. military's Base Realignment and Closure, or BRAC, regulations, the Project LLC has, subject to then-existing applicable law, the option to acquire fee simple title to the real property pursuant to a purchase option agreement by and between the Army and the applicable Project LLC. In the event of a base closure, as to all or a portion of the property, the Project Owner may terminate the ground lease with respect to all or such portion of the property, subject to restrictions and limitations imposed by holder(s) of the debt used to finance the project. There is no guarantee that any purchase option agreement will be enforceable or that any corresponding purchase option will be exercisable in the event of a base closure under BRAC. The Navy's ground leases, unlike the Army's, typically do not provide the Project LLC with a purchase option upon a base closure under BRAC.

Basic Allowance for Housing

        The U.S. military's Basic Allowance for Housing, or BAH, is the primary source of operating revenues under our military housing projects. BAH is a cost of living stipend distributed monthly by the DoD to members of the U.S. military to cover their and their families' costs of living (i.e., rent and utility expenses) in privately-owned housing, on or near bases. The intent of BAH is to provide members of the U.S. military equivalent and equitable housing compensation based upon the market prices of rental housing in the local housing markets surrounding the U.S. military bases. Each year, Congress must appropriate an aggregate budget for BAH for all of the military branches.

        The DoD adjusts, on an annual basis, the BAH stipend to be received by each individual member of the U.S. military to reflect changes in the profile of that particular individual member of the U.S. military. Specifically, a BAH stipend is currently computed by estimating the market price of housing that the member of the U.S. military would be expected to rent, based upon his or her geographic area, pay grade and number of dependents, adding in average utilities and insurance. The particular geographic area surrounding a military base is called a Military Housing Area, or MHA. In computing a BAH, MHA price data for rentals, average utilities and insurance is collected annually in the spring and summer months when housing markets are most active. Pricing information is surveyed from local apartments, townhouses and duplexes, as well as from single-family rental units of various bedroom sizes. Although BAH rates can decrease for a geographic duty location, members of the U.S. military that collect BAH cannot have the amount of their BAH decreased unless a change in status occurs (except that promotions are specifically excluded in the definition of a change in status), such as a base transfer, a decrease in pay grade or a change in the number of dependents.

Revenue Stream

        Typically, a member of the U.S. military who is leasing a housing unit on one of our project bases will elect for his or her monthly BAH to be directly deposited by the government, via wire transfer, into an operating revenue fund controlled by the Project Owner, subject to certain restrictive covenants required by any outstanding construction finance bonds. Rental revenues derived from BAH are subsequently paid out of the operating revenue fund by the Project Owner according to a distributive "waterfall" plan set forth in the Project Owner operating agreement. Based on our experience, the BAH revenues associated with each privatization project generally "flow out" of the operating revenue fund on a monthly basis as follows:

Funds Flow During Initial Development Period

Funds Flow Post-Initial Development Period

  •
  Operating and other expenses. Operating activities include normal administrative, leasing, marketing and maintenance functions consistent with a typical conventional multi-family project. Expenses relating to these operating activities are financed through equity contributions from the DoD and GMH, debt financing and other operating cash flow derived from BAH. Revenues first are applied to pay operating expenses, including GMH Management's standard management fee, typically 2% to 3% of project revenues derived from BAH, ground lease payments, monthly utilities, insurance premiums, real estate taxes, if any, and other routine maintenance expenses, such as landscaping and preventative maintenance, associated with the housing units.

  •
  Debt Service (including amortization) and Capital Reserves and Replacements. The Project Owner then uses remaining revenues to pay down principal and interest on any outstanding indebtedness that was issued to finance a portion of the costs of design, demolition, construction, replacement and renovation of housing on a particular military base. Taxable bonds typically cover up to 90% of total project costs. The indebtedness is fully funded at the time we enter into definitive agreements for the project. This indebtedness typically requires payments of interest only during the first three to seven years and is amortized over the remainder of its 35 to 45 year term. The Project LLC allocates revenues to make capital repairs or replacements on any of the existing housing units, such as roofing or siding repairs.

  •
  Incentive-based Subordinated Management Fee. GMH Management next receives its incentive management fee, typically 2% to 3% of project revenues, derived from any excess rental revenues from BAH, upon satisfying debt service and certain benchmarks.

  •
  Construction/Renovation Fees and Development Fees. At the start of a project's initial development period, which typically ranges from three to eight years and continues throughout the term of the project as we renovate existing housing and develop and construct additional housing on a particular military base, GMH Management and GMH Development are entitled to receive standard and incentive construction/renovation and development fees, respectively. Construction/renovation fees are typically up to 4% of the total construction/renovation costs, and development fees are typically up to 4% of the total development costs. During the initial development period these costs are paid out of a construction account, which is funded by excess cash flow from rental revenues and proceeds from equity contributions and debt offerings. Excess cash flow, for purposes of funding the construction account, includes cash flow available from BAH rental revenues after payment of operating expenses, debt service and subordinated management fees. The construction account may have an equity sub-account to the extent of equity contributed to the Project LLC. Subsequent to the initial development period, all remaining funds are transferred to a reinvestment account and the construction account is closed. Construction, development and renovation costs will be paid out of the reinvestment account to continuously construct, renovate and rebuild a project. The payment of construction/renovation fees and development fees to us during the life of a project is not subordinate to the payment of any other fees.

  •
  Preferred Return. The Project LLC will typically receive, to the extent that adequate funds are available, an annual, minimum preferred rate of return. This annual minimum preferred rate of return is typically 10% of the Project LLC's initial equity contribution to the project. It should be noted, however, that during the initial development period, the Project Owner is precluded from distributing funds to pay the Project LLC the minimum preferred rates of return. The unpaid amounts will generally accrue and accumulate, and can be used to fund renovation and construction costs, if necessary. If the accumulated funds are not needed to fund renovation and construction costs, they would, at the end of the initial development period, be distributed to pay accrued preferred returns to the Project LLC.

  •
  Split of Remaining Revenues. Subsequent to the initial development period, any revenues remaining after the annual, minimum preferred rate of return is paid, as described above, are split between the Project LLC and the reinvestment account owned by the Project Owner. The amount to which the Project LLC is entitled to receive is generally capped at an annual, modified rate of return of between 15% and 17% (depending on the particular project) on its initial equity contribution to the project. The total capital return generally will include the annual, minimum preferred return discussed above. The reinvestment account is an account owned by the Project Owner, but funds may be withdrawn for ongoing construction, development and renovation costs during the remaining life of a privatization project only upon approval of the Army or Navy, as applicable.

  •
  Return of Equity. At the end of a project term, any monies remaining in the reinvestment account are distributed to the Project LLC and the Army or Navy, as applicable, in a predetermined order of priority. Typically these distributions will have the effect of providing the Project LLC with sufficient funds to provide a minimum annual return over the life of the project and to result in a complete return of its initial capital contribution. After payment to the Project LLC of the minimum annual return and the return of its initial contribution, all remaining funds will typically be distributed to the Army or Navy, as applicable.

        In addition, we receive fees from the joint venture partners that provide architectural and design or construction services for our military housing privatization projects. These fees go to reimburse us for our efforts and expenses incurred while competing for a privatization project award from one of the U.S. military branches, with such a project award not just benefiting us, but our joint venture partners as well. Some examples of the business development services provided by us for the benefit of our joint venture partners include acting as the point of contact for, coordinating discussions with, and preparing and making presentations to, the DoD. Additionally, we take the lead in preparing and drafting the transaction documents for a potential privatization project, evaluating and communicating potential privatization project requirements, coordinating marketing efforts, providing information technology and temporary on-site offices, and facilitating potential pilot programs and other development activities. Typically, our joint venture partners pay these fees for our business development services to GMH Management, GMH Development and GMH Military Housing Construction LLC, or GMH Construction, another wholly owned subsidiary of our taxable REIT subsidiary, GMH Military Housing, LLC.

Strategy

        Selective Growth.    By leveraging the substantial industry experience of our management team, we intend to focus on winning military housing privatization projects on which we selectively choose to bid, based on the strategic importance of the base, and the prime location and profit potential for these projects.

        Acquire Existing Military Housing Privatization Projects.    We plan to use our financial strength and management's experience to acquire competitors or the military housing privatization projects that have been awarded to them. For example, in November 2003, GMH Associates acquired the military housing privatization project for Fort Carson in Colorado Springs, Colorado out of unrelated bankruptcy proceedings instituted by an entity affiliated with the J.A. Jones Corporation. The military housing privatization projects are typically very large and complex. As a result, they require experienced and committed larger scale operators who have the financial strength to develop, construct, renovate and manage housing units during the initial development period of a project, which typically ranges from three to eight years, and then administer the continuing development, construction, renovation and management of housing for the remainder of the 50-year project term. The obligations to be performed under these projects are extremely difficult for smaller, regionalized companies to meet, and we believe our experience in the military housing market provides us with a material competitive advantage in this regard. As the number of new privatization projects grows, we believe our potential to acquire such projects for additional bases will grow correspondingly.

        Committed to Superior Management.    In the performance of our obligations under existing military housing privatization projects, our management team has been, and will be fully committed to ensuring that members of the U.S. military and their families have high quality, safe, attractive and affordable housing.

        Capitalize on Industry Relations.    Our management team has developed relationships with nationally recognized firms, notably The Benham Companies and Centex Construction Company, Inc., that specialize in residential and military residence community formation and construction. On October 22, 2003, our subsidiary, GMH Military Housing Investments, LLC, entered into a joint venture agreement with a subsidiary of The Benham Companies, Benham Military Communities, LLC, which sets forth the terms by which Benham will participate in the equity structure on certain of our privatization projects and provide architectural, engineering and design services on those military privatization projects awarded to us. We team with Benham because it has a long history of providing architectural, engineering and design services to the U.S. military on projects throughout the country, and because our company does not perform these functions. In our relationship with Centex, which is not based upon a written agreement, Centex provides construction services on our awarded military projects. We team with Centex because it, as the nation's second largest home builder, has the size and strength to undertake and to bond construction work on the large, complex military housing projects. Additionally, both Benham and Centex pay fees to GMH Management, GMH Development or GMH Construction, that reimburse us for a portion of the business pursuit costs associated with attracting and winning military privatization projects. We believe that the retention of highly experienced and nationally recognized companies will provide us with significant competitive advantages in pursuing and winning new privatization projects.

Market Opportunity

        According to the latest information made available by the DoD, as of March 11, 2005, the remaining military family housing privatization market contains 76,345 housing units to be privatized through 56 additional projects. These remaining 76,345 units are expected to generate approximately $940 million in total annual rental revenue based on the 2004 average BAH for military family housing of approximately $12,400 per year. As of March 11, 2005, awarded projects and exclusive negotiations represent 115,610 units through 56 projects.

        Although the DoD's program has focused its efforts almost exclusively on the privatization of family housing, we believe, based on discussions between our senior management team and representatives of the DoD, the next stage of development will include the privatization of unaccompanied housing. We believe the potential market for unaccompanied personnel housing is significantly larger than that of family housing. According to an audit report of the DoD Inspector General, approximately 556,000 military housing units constitute unaccompanied housing units. We estimate that these unaccompanied housing units will, upon completion, generate approximately $4 billion in total annual rental revenue, based on the 2004 average BAH for unaccompanied personnel of approximately $7,800 per year. Given our management's experience in bidding on military housing privatization projects, coupled with their extensive student housing experience, we believe that we will have significant competitive advantages in bidding for privatization projects in the unaccompanied housing market, which should translate into our ability to be awarded a higher percentage of future privatization projects; however, we cannot assure you that the DoD will privatize all of these unaccompanied military personnel housing units.

        Our military housing strategy includes the pursuit of already privatized bases from competitors who have been awarded targeted projects. As the number of new privatization projects grows, the potential for our targeted acquisition of already privatized bases will grow correspondingly.

Military Housing Privatization Projects

        We currently have an ownership interest in and operate six privatized military housing projects, the Fort Carson project, the Stewart Hunter project, the Fort Hamilton project, the Walter Reed/Fort Detrick project, the Fort Eustis/Story project and the Navy Northeast Region project. In addition to these projects, we have been selected for an additional military housing privatization project, the Fort Bliss/White Sands Missile Range project, which is in the process of exclusive negotiations with the U.S. military. Each project, including Fort Carson, Stewart Hunter, Fort Hamilton, Walter Reed/Fort Detrick, Fort Eustis/Story and Navy Northeast Region, includes the renovation of existing housing units and the construction of new units. The 50-year duration of each project calls for continued renovation, rehabilitation, demolition and reconstruction of the project. The following table provides a summary of the terms of each of our military housing privatization projects:

Military Housing Privatization Projects

Project Name	Location	IDP(1)	IDP Completion Date	IDP Project Costs(2)		IDP Project Costs Expended(3)		Expected End-State Housing Units at IDP Completion Date
In Operation(4):
Fort Stewart and Hunter Army Airfield	Hinesville, GA Savannah, GA	8 years	October 2011	$353.4	million	$102.0	million	1,868 1,597 237	new units renovated units existing units(5)

								3,702
Fort Carson(6)	Colorado Springs, CO	5 years	December 2004	234.7	million	$234.7	million	840 1,823	new units renovated units

								2,663
Fort Hamilton	Brooklyn, NY	3 years	May 2007	59.8	million	$11.2	million	185 43	new units renovated units

								228
Walter Reed Army Medical Center/Fort Detrick(7)	Washington, DC Frederick, MD	4 years	June 2008	96.0	million	$18.8	million	407 156 36	new units renovated units existing units(5)

								599
Fort Eustis/Story(8)	Newport News, VA Virginia Beach, VA	6 years	February 2011	165.0	million	—		651 473	new units renovated units

								1,124
Navy Northeast Region	ME, NY, RI, CT, NJ	6 years	October 2010	613.0	million	$44.5	million	1,251 1,227 1,786	new units renovated units existing units(5)

								4,264
Under Exclusive Negotiation:
Fort Bliss/White Sands Missile Range	El Paso, TX White Sands, NM	6 years	June 2011	$417.0	million	N/A		1,959 1,178 140	new units renovated units existing units(5)

								3,277

(1)
The first phase of the project, known as the initial development period, or the IDP, covers the period of initial construction or renovation of military housing on a base, typically lasting three to eight years.

(2)
Represents estimated total project costs for the IDP, including closing, development, construction, financing and related costs.

(3)
As of December 31, 2004.

(4)
In operation as of the date of filing of this report.

(5)
These units will not be renovated during the IDP.

(6)
The Fort Carson project was purchased out of unrelated bankruptcy proceedings instituted by an affiliate of the J.A. Jones Corporation.

(7)
These two bases were awarded separately and subsequently combined into one privatization project.

(8)
The IDP began in the first quarter of 2005.

Projects in Operation

  Fort Stewart and Hunter Army Airfield, Hinesville/Savannah, Georgia—3,702 End-State Housing Units

        Fort Stewart and Hunter Army Airfield are two Army bases located in Hinesville and Savannah, Georgia, respectively, and presently contain 2,905 housing units collectively. Fort Stewart is the home to the Army's Third Infantry Division, which was the first Army unit deployed into Baghdad during the war in Iraq in 2003. These strategically located East Coast bases have access to both rail and water transportation. Hunter Army Airfield has the second longest runway in the U.S. east of the Mississippi River.

        We and our predecessor entities have been operating this project since November 2003. Over the course of an eight-year initial development period for this privatization project, we plan to demolish 1,092 units and construct a total of 1,868 units consisting of new and replacement units. The amenities we offer at this base include sports courts, playgrounds, multipurpose community centers with business centers, computers and copiers, swimming pools with water spray grounds and a walking trail system.

        Other notable information regarding this project includes:

    •
    An eight-year initial development period which, which commenced November 2003 and ends October 2011.

    •
    Construction services provided by Centex Construction Company, Inc. Architectural, engineering and design services provided by The Benham Companies.

    •
    $8.9 million in equity financing to be provided by the Project LLC, anticipated to be contributed at the end of the initial development period, and $246.5 million in senior, taxable, credit enhanced bonds underwritten by GMAC Commercial Holding.

  Fort Carson, Colorado Springs, Colorado—2,663 End-State Housing Units

        Fort Carson is an Army base located in Colorado Springs, Colorado, and presently consists of 2,663 housing units. Fort Carson is the primary location for the deployment of military personnel to the Far East and to Europe. It is located next to North American Aerospace Defense Command, or NORAD, and Peterson Air Force Base, which provides air deployment, as well as joint training. It is also home to the Army's only Armored Cavalry Regiment, and the Army's Fourth Infantry Division.

        On November 29, 1999, affiliates of the J.A. Jones Corporation, or J.A. Jones, signed the original privatization contract with the Army for the development, construction, renovation and management of this base. The scope of the awarded project included the complete renovation and modernization of 1,823 existing units and the concurrent construction of 840 new units during the initial development period of five years. Unlike the other Army privatization projects that we own, the Fort Carson project is structured similar to a traditional government contract. We are not in a joint venture with the Army. Rather, the Army is the sole beneficiary of a trust that in turn beneficially owns a majority interest in the Fort Carson Project owner.

        In 2003, an affiliate of the J.A. Jones filed for bankruptcy protection. As a result, J.A. Jones began the process of selling components of its company, including its interest in the Fort Carson military privatization project. GMH Associates purchased J.A. Jones' interest in the project and assumed ownership and operation of the Fort Carson project on November 28, 2003. Over the course of the five-year initial development period, which ended in December 2004, 840 homes were constructed and 1,823 homes were renovated. The amenities offered at this base include a sports courts, playgrounds, a multipurpose community center (to be constructed in 2005) and a walking trail system.

        Other notable information regarding this project includes:

    •
    A five-year initial development period, which commenced November 1999 and ended in December 2004.

    •
    $23.4 million in equity financing (including initial equity, bond insurance fee and closing costs) and $147.0 million in senior, taxable, credit enhanced bonds underwritten by Societe Generale.

  Fort Hamilton, Brooklyn, New York—228 End-State Housing Units

        Fort Hamilton is an Army base located on the waterfront in Brooklyn, New York, and presently contains 259 housing units. New York City is the largest Army recruitment center in the U.S., and Fort Hamilton is home to those military recruiters. Over the course of a three-year initial development period, we plan to construct a total of 185 new units and renovate 43 existing townhouses and single family homes. We and our predecessor entities have been operating this project since June 1, 2004. In addition to the housing units, the project includes family-oriented community amenities, including a new resident center that will be constructed during a secondary development period following the initial development period, tot lots and a walking/fitness trail. It is anticipated that the resident center will feature a spacious facility with rooms for social gatherings, a big screen television, an internet cafe, picnic areas, and a covered patio with tables and chairs.

        Other notable information regarding this project includes:

    •
    A three-year initial development period, which commenced in June 2004 and ends May 2007.

    •
    Construction services provided by Jeffrey M. Brown Associates Inc.

    •
    $2.2 million in equity financing to be provided by the Project LLC, anticipated to be contributed at the end of the initial development period, and approximately $52.4 million in senior and subordinate taxable bonds underwritten by Lehman Brothers and issued by the New York City Housing Development Corporation.

  Walter Reed Army Medical Center, Washington, D.C. and Fort Detrick, Frederick, Maryland—599 End-State Housing Units

        Walter Reed Army Medical Center, or WRAMC, is a major medical care, research and teaching center of international importance. This facility, which is under the command jurisdiction of the U.S. Army Medical Command, or MEDCOM, provides the nation's most effective population-based primary and specialty military health care for soldiers, other members of the U.S. military, families and retirees in the Washington, DC area. WRAMC also is the pre-eminent federal medical center for worldwide referral care, clinical education and clinical research. Fort Detrick, also operated under MEDCOM, provides operational support services to the WRAMC base residents.

        During the four-year initial development period for this privatization project, we will create a new community, New Glen Haven, consisting of 240 junior enlisted apartments and junior officer townhouses, as well as renovate three historical units. Additionally, during this initial development period, we expect to create and renovate communities at Fort Detrick containing, in the aggregate, a junior enlisted housing area, a senior enlisted community, a junior officer community for company grade officers, field grade officers and above, consisting of 167 new units, 156 renovated units and 36 existing units, respectively. The amenities we will offer at this base will include sports courts, playgrounds, multipurpose community centers, large interior storage areas and garages or off-street parking.

        Other notable information regarding this project includes:

    •
    A four-year initial development period, which commenced in July 2004 and ends June 2008.

    •
    Construction services provided by Centex Construction Company, Inc. Architectural, engineering and design services provided by The Benham Companies.

    •
    $6.5 million in equity financing to be provided by the Project LLC, to be contributed at the end of the initial development period, and approximately $83.2 million in senior, taxable, credit enhanced bonds underwritten by GMAC Commercial Holding.

  Fort Eustis and Fort Story, Newport News and Virginia Beach, Virginia—1,124 End-State Housing Units

        Fort Eustis and Fort Story are Army bases located in Newport News and Virginia Beach, Virginia, respectively, and presently consist of 1,115 housing units in the aggregate. These strategically located bases on the Atlantic Ocean are home to the Army's Transportation Command. Fort Story is the only Army training area that can do joint training on watercraft landings. Over the course of a six-year initial development period for this privatization project, we plan to construct a total of 651 new and replacement units and renovate 473 existing units. The amenities we expect to offer at these bases will include playgrounds, new appliances, sports courts and multipurpose community centers.

        Other notable information regarding this project includes:

    •
    A six-year initial development period, which commenced in March 2005 and ends February 2011.

    •
    Construction services provided by Centex Construction Company, Inc. Architectural, engineering and design services provided by The Lessard Architectural Group and Huitt-Zollars.

    •
    $3.6 million in equity financing provided by the Project LLC, anticipated to be contributed at the end of the initial development period, and approximately $125.0 million in senior, taxable, bonds underwritten by Raymond James & Associates, Inc.

  Navy Northeast Region Project—Brunswick, Maine; Kittery, Maine; Newport, Rhode Island; Groton, Connecticut; Saratoga Springs, New York; Long Island, New York; Colts Neck, New Jersey; Lakehurst, New Jersey—4,264 End-State Housing Units

        On November 1, 2004, we closed on this military housing privatization project awarded by the Department of the Navy, which covered all Navy-owned housing in the Northeast region of the U.S. with a total of 4,264 end-state housing units. This privatization project involves the construction of high-quality homes, targeted renovation of other homes, the addition of community enhancing facilities and services and community management of these properties. The amenities we will offer at these bases will include community centers, swimming pools/spraygrounds, sports courts, cross country ski trails, a skating rink, RV/boat storage, pavilions and multi-purpose ball fields. The targeted bases, their geographic locations, and the number of units involved per base in this project are as follows:

Base	Housing Units
NAS Brunswick (Brunswick, Maine)	723
NSY Portsmouth (Kittery, Maine)	223
NAVSTA Newport (Newport, Rhode Island)	869
NSB New London (Groton, Connecticut)	1,796
NSU Saratoga Springs (Saratoga Springs, New York)	200
Mitchel Manor (Long Island, New York)	250
NWS Earle (Colts Neck, New Jersey)	89
NAES Lakehurst (Lakehurst, New Jersey)	114

Total	4,264

        Other notable information regarding this project includes:

    •
    A six-year initial development period, which commenced in November 2004 and ends October 2010.

    •
    Construction services provided by Centex Construction Company, Inc. Architectural, and engineering and design services provided by The Benham Companies.

    •
    $10.6 million in equity financing provided by the Project LLC, and approximately $517.8 million in senior, taxable bonds underwritten by Raymond James & Associates, Inc.

Projects in Exclusive Negotiation

  Fort Bliss and White Sands Missile Range, El Paso, Texas and White Sands, New Mexico—3,277 End-State Housing Units

        Fort Bliss is an Army base located in El Paso, Texas and White Sands Missile Range is located in White Sands, New Mexico, which together presently contain 3,120 family housing units. Fort Bliss' mission is to train Army soldiers in air defense. One of the oldest Army posts, Fort Bliss is the home of the 32nd Army Air & Missile Defense Command. White Sands Missile Range provides quality test, evaluation and research services to the Army, and is designated as a DoD major range and test facility. White Sands is the largest overland test range in the United States.

        GMH was awarded the project by DoD in May 2004 with an expected close in the third quarter of 2005. During the six-year initial development period, we expect to deliver 1,959 new homes and renovate 1,178 family housing units across the Fort Bliss and White Sands Missile Range bases.

        The project at Fort Bliss includes multiple community centers, swimming pools/spraygrounds, sports courts and playgrounds. There will also be a walking and fitness trail throughout the communities.

        Other notable information regarding this project includes:

    •
    A six-year initial development period expected to commence in July 2005 and end in June 2011.

    •
    Construction services expected to be provided by Centex Construction Company, Inc. Architectural, engineering and design services to be provided by The Benham Companies.

    •
    $7.0 million in equity to be provided by the Project LLC, anticipated to be contributed at the end of the initial development period, and approximately $322.0 million in debt financing expected to be provided by GMAC Commercial Holding.

Additional Military Housing Privatization Projects and Development Opportunities under Review

        In addition to the military housing privatization projects for which we have been selected, in March 2005, our management team had under review 11 additional potential privatization projects. These projects span multiple bases and total, in the aggregate, approximately 19,000 housing units. Individual projects identified as opportunities range from approximately 430 units to 4,400 units per project. We consider a project as "under review" once a base has been identified by the U.S. military for privatization and our management begins initial due diligence and evaluation of the economic and strategic value of a project. After further due diligence, we may decide not to pursue any of these potential privatization projects.

Competition

        Competition pursuing this business has evolved from a select number of local and regional development firms in 1996, to a distinguished group of national and international developers, owners and operators of commercial and residential real estate.

Profile of Competitors

Company Name	Awarded Projects(1)	Number of Units
Actus Lend Lease	7	26,923
Clark Realty	8	23,036
Picerne Military Housing	4	14,087
American Eagle Communities, LLC	6	8,258
C.E.I Investment Corp.	1	606
Hunt Building Corporation	12	12,811
Equity Residential Properties Trust	1	3,982
Forest City Enterprises	1	1,948

Source: Information reported by the DoD as of March 11, 2005, except that information with respect to American Eagle Communities, LLC and C.E.I. Investment Corp. has been provided by American Eagle Communities, LLC. C.E.I. Investment Corp. is a member of American Eagle Communities, LLC.

(1)
Includes projects for which exclusive rights of negotiation have been awarded.

Financing Strategy

        Our targeted leverage ratio is in the range of 45% to 60%. As of December 31, 2004, our debt-to-assets ratio was approximately 47.9%. Neither our declaration of trust nor our bylaws requires us to maintain a specific leverage ratio and we may determine to exceed the maximum range of our target ratio depending on the circumstances. If we determine to exceed the maximum range of our target ratio, we may do so without shareholder approval. We will generally decide whether to use debt or equity financing to acquire a property by considering the most attractive interest rates, repayment terms and maturity dates available in the marketplace at the time, and customize our financing strategy for each individual transaction. We intend to obtain unsecured and/or secured financing through public and private markets. We will access various sources of capital including banks, financial institutions and institutional investors through lines of credit, bridge loans and other arrangements. We may also finance the acquisition of properties through additional equity securities offerings, including offerings of preferred or common stock or units of our operating partnership. We currently have a three-year unsecured $150.0 million revolving line of credit from a consortium of lenders led by Bank of America, N.A. As of December 31, 2004, we had not drawn any funds from this credit facility; and as of March 23, 2005, we had approximately $60.0 million in funds drawn from this credit facility, which funds are intended to be used as interim financing for acquisitions and for working capital and other general corporate purposes. The amount of funds available for future draws under this facility are subject to a borrowing base calculation. See "Dividend Policy and Distributions" under Part II, Item 5 of this report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part II, Item 7 of this report.

        Our indebtedness may be recourse, non-recourse, unsecured, secured or cross-collateralized. If the indebtedness is recourse, general assets of the debtor may be included in the collateral. If the indebtedness is non-recourse, the collateral will be limited to the particular property to which the indebtedness relates. In addition, we may invest in properties subject to existing loans secured by mortgages or similar liens on the properties or refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to finance acquisitions or the redevelopment of existing properties, for general working capital or to purchase interests in partnerships or joint ventures.

Our Formation Transactions

        We were organized as a Maryland real estate investment trust on May 28, 2004 to succeed to the student and military housing businesses of GMH Associates. Gary M. Holloway, Sr. owned directly or indirectly 100% of the equity interests in GMH Associates, other than certain profits interests that Mr. Holloway previously awarded to certain officers and key employees, which entitled such persons to a percentage of Mr. Holloway's gain on the sale of the student and military housing businesses owned by him and that were contributed to our operating partnership. Upon completion of our initial public offering, we became, through a wholly owned subsidiary, the sole general partner of GMH Communities, LP, our operating partnership.

        Our operating partnership was initially formed on May 21, 2004, commenced operations on July 27, 2004 and, prior to completion of our initial public offering, operated as a joint venture between entities directly and indirectly owned by Mr. Holloway and entities indirectly owned by Vornado Realty L.P., the operating partnership of Vornado Realty Trust. In connection with our acquisition of limited partnership interests and all of the general partnership interests in our operating partnership upon completion of our initial public offering, we used a portion of the net proceeds from the initial public offering to redeem all of Vornado's outstanding general and limited partnership interests in our operating partnership. As part of the joint venture between our operating partnership and Vornado, our operating partnership (i) entered into a contribution agreement pursuant to which it acquired from entities owned by Mr. Holloway equity interests in various entities that operated the student and military housing businesses of GMH Associates, and various contracts and other tangible and intangible assets related to the student and military housing businesses of GMH Associates, and (ii) received from Vornado an initial cash investment, and commitment to contribute additional cash to our operating partnership prior to our initial public offering, to be used in connection with the acquisition of additional student housing properties, costs incurred in connection with our student housing properties and military housing projects and working capital. The contribution of these assets to our operating partnership by Mr. Holloway, and the cash investment from Vornado, are referred to throughout this report as our formation transactions and are described in more detail below.

        Structure of our Operating Partnership.    Simultaneous with the closing of our initial public offering, we acquired, through a wholly owned subsidiary, the general partnership interests in our operating partnership; however, prior to November 2, 2004, our operating partnership was structured as follows:

  •
  GMH Communities GP, LLC, an entity wholly owned by Mr. Holloway, held a general partnership interest in, and was the managing general partner of, our operating partnership. GMH LP LLC, an entity wholly owned by Mr. Holloway, held limited partnership interests in our operating partnership. Immediately prior to our initial public offering, our operating partnership had 100,000 common units of limited partnership interest outstanding, of which 66,000 Class A common units were owned indirectly by Mr. Holloway;

  •
  Vornado Realty L.P. indirectly owned 34,000 Class B common units of limited partnership interest in our operating partnership, and controlled the non-managing general partner of our operating partnership. The Class B common units, which represented the Class B partnership interests in our operating partnership, were purchased by Vornado pursuant to its commitment to fund its investment of up to $159.0 million in our operating partnership prior to our initial public offering, of which $113.8 million had been funded as of the closing of our initial public offering. Through Vornado's ownership of the Class B partnership interests, our operating partnership was required to pay to Vornado, out of available cash, an 8% preferential return, compounded monthly, on the amount of the $159.0 million commitment actually funded by Vornado. In addition, in order to redeem Vornado's partnership interests, our operating partnership had agreed to pay Vornado a 16.27% preferential return on the entire $159.0 million commitment for the agreed upon initial period of approximately six months, irrespective of the amount actually funded by Vornado, net of the 8% preferential return paid monthly to Vornado to the extent the operating partnership had available funds. Upon completion of our initial public offering, our operating partnership used a portion of the net proceeds from the offering to redeem all of Vornado's outstanding Class B partnership interests, including Vornado's non-managing general partnership interest and limited partnership interests.

        Initial Contribution of Assets to our Operating Partnership by Gary M. Holloway, Sr. In connection with the contribution agreement between our operating partnership and Mr. Holloway entered into on July 27, 2004, our operating partnership or its subsidiaries acquired its initial assets as follows:

  •
  College Park Investments LLC, a subsidiary of our operating partnership, acquired from entities owned by Mr. Holloway 10% of the outstanding membership interests in New Towmed, LLC, the owner of a student housing property referred to as Campus Club Apartments in Gainesville, Florida. Upon completion of our initial public offering, we acquired, through College Park Investments LLC, the remaining 90% interest in New Towmed, LLC from an entity indirectly owned by Vornado Realty Trust in exchange for the issuance by our operating partnership of 671,190 units of limited partnership interest having a value of $8.1 million, based on the offering price of our common shares in the initial public offering;

  •
  College Park Investments LLC, a subsidiary of our operating partnership, acquired from Gary M. Holloway, Sr. 10% of the outstanding membership interests in an entity that owned and operated, through its subsidiaries, the student housing properties known as the Campus Walk Apartments in Oxford, Mississippi, the Pirate's Cove in Greenville, North Carolina and the University Walk in Charlotte, North Carolina. Upon completion of our initial public offering, we acquired, through College Park Investments LLC, the remaining 90% ownership interest from an entity that is indirectly owned by Fidelity Real Estate Growth Fund II in exchange for $17.7 million;

  •
  College Park Investments LLC assumed the rights and obligations of GMH Associates under agreements to acquire 27 student housing properties, and three undeveloped parcels of land for student housing properties, and rights and obligations under a non-binding letter of intent to acquire one student housing property;

  •
  Our operating partnership directly acquired 100% of the outstanding membership interests in GMH Military Housing, LLC from Mr. Holloway. By acquiring GMH Military Housing, LLC,

    our operating partnership acquired GMH Military Housing Investments, LLC, a wholly owned subsidiary of GMH Military Housing, LLC, which owned the following:

•
10% of the outstanding membership interests in GMH Military Housing—Fort Carson LLC from entities owned by Mr. Holloway. Upon completion of our initial public offering, we acquired, through GMH Military Housing Investments, LLC, the remaining 90% interest in GMH Military Housing—Fort Carson LLC, through GMH Military Housing Investments, LLC, in exchange for the issuance to FW Military Housing LLC of 2,583,334 units of limited partnership interest in our operating partnership having a value of $31.0 million. GMH Military Housing—Fort Carson LLC, through its subsidiaries, is a 10% owner in a joint venture with the U.S. Army that holds a ground lease in, and operates the military housing properties at, our Fort Carson military housing project.; and

•
90% of the outstanding membership interests in GMH/Benham Military Communities LLC. GMH/Benham Military Communities LLC is a joint venture with an affiliate of The Benham Companies that acquires, develops, manages and renovates military housing properties. This joint venture, through its subsidiaries, is a 15% owner in a joint venture with the U.S. Army that holds ground leases in, and operates the military housing properties at our Fort Stewart and Hunter Army Airfield project, our Fort Hamilton project, our Walter Reed Army Medical Center/Fort Detrick project, and our Navy Northeast Region project.

        Upon completion of our initial public offering, GMH Military Housing, LLC transferred 100% of the outstanding membership interests in GMH Military Housing Investments, LLC to our operating partnership, and made an election to be treated as a corporation for federal income tax purposes and as a taxable REIT subsidiary. By acquiring GMH Military Housing, LLC, our operating partnership also acquired the following:

  •
  three other wholly owned subsidiaries of GMH Military Housing, LLC: GMH Military Housing Development LLC, GMH Military Housing Construction LLC and GMH Military Housing Management LLC, which operate our military housing development, construction, renovation and management businesses, and continue to be wholly owned by GMH Military Housing, LLC, one of our taxable REIT subsidiaries.

  •
  the rights and obligations of GMH Military Housing, LLC under awards of the exclusive right to negotiate agreements for military housing privatization projects.

        Our operating partnership acquired 100% of the outstanding membership interests in College Park Management, Inc., an entity wholly owned by Mr. Holloway, through the merger of College Park Management, Inc. with and into College Park Management LLC. College Park Management LLC, through its wholly owned subsidiary College Park Management TRS, Inc., is currently party to the management agreements through which we provided, as of December 31, 2004, property management with respect to 20 student housing properties owned by third parties.

        Our operating partnership acquired certain other tangible and intangible assets used in connection with the student and military housing businesses, including furniture, fixtures and equipment. In exchange for Mr. Holloway's contribution of initial assets on July 27, 2004 in connection with our formation transactions, and his contribution of additional assets upon completion of our initial public offering, Mr. Holloway received 66,000 Class A partnership units in our operating partnership. These 66,000 Class A partnership units were reclassified upon the closing of the initial public offering in connection with the reorganization of our operating partnership as described below.

        Issuance of Warrant to Vornado.    In connection with its investment in the Class B partnership interests in our operating partnership as it existed prior to our initial public offering, Vornado also purchased for $1.0 million a warrant to acquire, at its option:

  •
  a number of units of limited partnership interest representing a 38.264% economic interest in our operating partnership immediately prior to our initial public offering;

  •
  a number of our common shares representing a 38.264% economic interest in GMH Communities Trust immediately prior to our initial public offering; or

  •
  a combination of such units of limited partnership and common shares.

        Upon closing of our initial public offering, Vornado exercised the warrant to purchase 6,666,667 units of limited partnership interest in our operating partnership at a price of $7.50 per unit, which represented a 20.972% economic interest in our operating partnership immediately prior to our initial public offering. As of March 23, 2005, the remaining portion of the warrant was exercisable for up to 5,496,724 units of limited partnership interest of our operating partnership or common shares, at an exercise price of $8.99 per unit or common share, at any time during the 18 months following the closing of our initial public offering. The warrant is transferable, and we have agreed to register for resale the common shares issuable upon exercise of the warrant.

        During the period in which it may be exercised, Vornado is entitled to broad anti-dilution rights under the terms of the warrant. Among other things, these rights entitle Vornado, or any other permitted transferees of the warrant, to anti-dilution protection in the case of issuances by GMH Communities Trust or our operating partnership of equity securities at a price below the greater of (i) the fair market value of such securities, and (ii) the then applicable exercise price of the warrant, as well as in the case of payments by GMH Communities Trust or our operating partnership of distributions on equity securities, in cash or otherwise, including our regular quarterly distributions; however, certain limited issuances of equity securities under our equity incentive plan will be excluded from this anti-dilution protection. In the event that the anti-dilution provisions of the warrant are triggered, the then effective exercise price of the warrant, and in certain circumstances the number of common shares or units of limited partnership interest in our operating partnership for which it may be exercised, will be adjusted for the dilution to the warrant holder as a result of these issuances and distributions.

Our Operating Partnership

        We own our properties and conduct substantially all of our business through our operating partnership, GMH Communities, LP, and its subsidiaries. In connection with the closing of our initial public offering in November 2004, the partnership became our operating partnership as a result of the following transactions and structural changes:

  •
  our operating partnership redeemed all of Vornado's Class B limited partnership interest and non-managing general partnership interest, including a preferential return payable with respect to the Class B limited partnership interest and the unfunded portion of Vornado's $159.0 million equity commitment, using proceeds from the initial public offering;

  •
  our operating partnership exchanged the Class A limited partnership interest and managing general partnership interest held by Mr. Holloway for 19,624,294 limited partnership units, representing a 34% limited partnership interest, to Mr. Holloway; and Mr. Holloway contributed additional assets to our operating partnership, including interests in entities that own our corporate headquarters and aircraft and interests in an additional student housing property;

  •
  our operating partnership issued 29,769,820 limited partnership interests, representing a 49.7% limited partnership interest, to us in exchange for our contribution to the partnership of the net proceeds of the initial public offering, including the net proceeds from the closing of the exercise of a portion of the underwriters' over-allotment option;

  •
  our operating partnership issued to GMH Communities GP Trust, our qualified REIT subsidiary, a 1.0% general partnership interest, which is the sole general partnership interest in our operating partnership;

  •
  our operating partnership issued 2,583,334 limited partnership interests, representing a 4% limited partnership interest, to FW Military Housing LLC in exchange for the contribution by this entity of the remaining membership interests in the joint venture that owned the Fort Carson project;

  •
  our operating partnership issued 671,190 limited partnership interests, representing a 1% limited partnership interest, to an affiliate of Vornado in exchange for the contribution by Vornado of its 90% in New Towmed, LLC, an entity that owned one student housing property; and

  •
  an aggregate of 2,765,000 of the limited partnership interests were transferred to specified employees of GMH Associates, certain of whom are our executive officers and other employees, in satisfaction of a commitment regarding profits interests previously awarded by Mr. Holloway to these employees with respect to student housing properties and the military housing business contributed by Mr. Holloway's affiliates.

        Holders of limited partnership units of our operating partnership, other than us, will, after a one-year holding period, subject to earlier redemption in certain circumstances, be able to redeem their limited partnership units for our common shares on a one-for-one basis, subject to adjustments for share splits, dividends, recapitalizations and similar events. At our option, in lieu of issuing common shares upon redemption of limited partnership units, we will be able to pay holders of units a cash amount equal to the then-current value of our common shares, except that Gary M. Holloway, Sr. will have the right to direct us to issue common shares upon redemption of limited partnership units that he or his affiliates own. These redemption rights generally may be exercised by the limited partners at any time after one year. We have agreed, however, that any limited partnership units that Vornado receives as a result of exercise of its warrant and in consideration for its 90% interest in one student housing property that was contributed upon completion of our initial public offering, may be redeemed by our operating partnership for common shares after a six-month holding period. Holders of limited partnership units will receive distributions equivalent to the dividends we pay to holders of our common shares, but holders of limited partnership units will have no voting rights, except in certain limited circumstances. As the sole owner of the general partner of our operating partnership, we have the exclusive power to manage and conduct our operating partnership's business, subject to the limitations described in the partnership agreement of our limited partnership. In connection with the investment by affiliates of Vornado Realty L.P. in our operating partnership and the issuance of the warrant, we and our operating partnership have, however, agreed to certain restrictions regarding our activities and assets and the activities and assets of our operating partnership, a violation of which could expose us and our operating partnership to substantial liability for damages. See "Our Business—Our Agreements with Vornado Realty L.P. and its Affiliates Restrict our Activities."

Our Agreements with Vornado Realty Trust and its Affiliates Restrict our Activities

        In connection with Vornado's investment in our operating partnership, we agreed with Vornado to restrict our activities and investments and those of our operating partnership in a manner intended to facilitate our qualification as a REIT and to prevent our direct and indirect activities and assets, and those of our operating partnership, from having adverse tax consequences to Vornado and its affiliates and transferees. Among other things, these restrictions require that neither we nor our operating partnership, without Vornado's consent, hold, directly or indirectly:

  •
  securities other than:

  (i)
  equity interests in entities that are treated as partnerships or disregarded entities for federal income tax purposes;

  (ii)
  stock of corporations for which an election to be a taxable REIT subsidiary will be made, or of entities qualifying as real estate investment trusts for federal income tax purposes; and

  (iii)
  securities that are treated as qualifying assets for purposes of the REIT 75% asset test;

  •
  assets that are treated as inventory for federal income tax purposes; or

  •
  REMIC residual interests.

        In addition, these restrictions require that neither we nor our operating partnership, without Vornado's consent, directly or indirectly:

  •
  provide services other than specified services to tenants of our properties other than through an independent contractor or through a taxable REIT subsidiary; or

  •
  operate or manage a health care facility or a hotel or similar facility.

        If we breach these restrictions and, as a result, Vornado or certain of its affiliates or transferees fails to qualify as a REIT or otherwise incurs liability for taxes, penalties or similar charges, we and the operating partnership will be required to indemnify such person for all losses, liabilities, costs and expenses attributable to the breach, which may be substantial.

        These restrictions were modified in connection with the redemption of Vornado's former Class B limited partnership interests in our operating partnership to permit us to provide consulting services to an affiliate of Gary M. Holloway, Sr. in connection with property management services the affiliate provides for student housing properties.

Taxable REIT Subsidiaries

        In connection with our formation transactions, the outstanding interests of GMH Military Housing, LLC were transferred to our operating partnership and, upon completion of our initial public offering, we made an election to treat the entity as a corporation and as a taxable REIT subsidiary. We formed College Park Management TRS, Inc. on September 15, 2004, and made an election on October 28, 2004 to have the entity treated as a taxable REIT subsidiary. GMH Military Housing, LLC manages the development, construction and operation of the properties in our military housing business, among other services that neither we nor our operating partnership can undertake directly under applicable REIT tax rules. College Park Management TRS, Inc. provides property management services to certain third party owners of student housing properties, including colleges, universities and other private owners, as well as certain noncustomary services for our student housing properties. These taxable REIT subsidiaries pay income taxes at regular corporate rates on their taxable income.

Regulatory Matters

        Many laws and governmental regulations are applicable to the properties we own or will own, and changes in the laws and regulations, or their interpretation by agencies and the courts, occur frequently. Our current properties and any additional acquired properties must comply with the Americans with Disabilities Act of 1990, or the ADA, and the Fair Housing Amendments Act of 1988, or the FHAA. Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. In order to comply with the ADA requirements, we may be required to make improvements at our properties in order to remove barriers to access.

        The FHAA, its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development, prohibit discrimination in the sale, rental and financing of dwellings, and in other housing-related transactions based on race, color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18) and handicap or disability, and in some states, on financial capability. Violation of these laws can result in significant damage awards to victims. We have a strong policy against any kind of discriminatory behavior and train our employees to avoid discrimination or the appearance of discrimination. In addition, the FHAA requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. The FHAA further requires that we allow residents, at their own expense and subject to our review, to make private facilities within our properties accessible to people with disabilities. When requested by residents, we will attempt to make the appropriate and required accommodations to enable them to make the improvements.

        Non-compliance with either the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants. We believe that our current properties are, and properties to be acquired will be, in compliance in all material respects with present ADA and FHAA requirements.

Insurance

        We maintain general liability insurance that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the properties that are leased and occupied. We believe that our properties are covered adequately by insurance.

Employees

        As of March 23, 2005, the student housing business employed 571 full-time employees and 286 part-time employees, the military housing business employed 296 full-time employees and we employed in our corporate staff 87 full-time employees and no part-time employees. Employees include those at the property level providing services as well as regional and corporate staff directly providing services to both the student housing and military housing properties. Part-time employees are primarily located at the property level in various student housing resident assistance programs. We believe that our relations with our employees are good. As of March 23, 2005, six of our student housing employees were members of an organized labor union, and we were in the process of negotiating a collective bargaining agreement with 35 of our military housing employees, which if agreed upon, could lead to the unionization of these employees.

Environmental Matters

        Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial and can exceed the value of the property.

The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow funds using such property as collateral and may adversely impact the value of our investment in that property.

        Federal regulations require building owners and those exercising control over a building's management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real property for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

        Prior to closing any property acquisition, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. As of December 31, 2004, none of our owned properties had any material environmental issues.

        While we may purchase many of our properties on an "as is" basis, all of our purchase contracts contain a due diligence contingency clause, which permits us to reject a property because of any due diligence issues discovered at the property.

Item 2.    Properties.

        Properties we own.    The 30 student housing properties that we owned as of December 31, 2004 consisted of 5,529 units containing 19,085 beds that were located near 25 colleges and universities in 19 states, and had an average occupancy level of 94.2%. The following table presents information regarding the 30 student housing properties and one undeveloped parcel of land that we owned as of December 31, 2004:

Property Name	Year Built	Primary University Served	Occupancy Rate(1)	Number of Units(1)	Number of Beds(1)	Revenues(2)
						(in thousands)
Campus Club Apartments	1997	University of Florida	92.5%	252	924	$709
Campus Club—Statesboro	2003	Georgia Southern University	99.3	276	984	1,732
Campus Edge Apartments	2003	University of Southern Mississippi	92.0	156	552	331
Campus Walk	2001	University of Mississippi	98.4	108	432	323
Chapel Ridge	2003	University of North Carolina—Chapel Hill	98.9	180	544	869
Collegiate Hall	2001	University of Alabama—Birmingham	96.0	176	528	1,017
Campus Connection(3)	1998	University of Illinois—Urbana/Champaign	97.9	270	864	1,064
Campus Connection—Phase II(3)	N/A	University of Illinois—Urbana/Champaign	N/A	N/A	N/A	N/A
Grandmarc at University Village	2001	University of California—Riverside	96.7	212	824	1,001
Pirate's Cove	2000	East Carolina University	99.3	264	1,056	709
University Centre	2004	Western Michigan University	95.0	232	700	544
University Court	2001	Michigan State University	87.4	138	516	980
University Courtyard	2003	Minnesota State University—Mankato	78.0	192	672	445
University Crescent	1999	Louisiana State University	97.9	216	660	1,313
University Estates	2001	Ball State University	83.2	144	552	716
University Fields	1999	University of Illinois—Urbana/Champaign	92.9	192	588	460
University Gables	2001	Middle Tennessee State University	96.9	180	648	1,234
University Glades	2000	University of Florida	88.4	120	432	800
University Greens	1999	University of Oklahoma	91.5	156	516	885
University Heights	1999	University of Tennessee	89.0	228	684	1,079
University Lodge	2002	University of Wyoming	87.7	121	481	1,013
University Manor	2002	East Carolina University	89.7	168	600	927
University Mills	2002	University of Northern Iowa	97.1	120	480	830
University Oaks	2004	University of South Carolina	99.1	180	660	572
University Pines	2001	Georgia Southern University	98.2	144	552	1,085
University Place	2003	University of Virginia	90.9	144	528	985
University Pointe	2004	Texas Tech University	98.2	204	684	562
University Highlands	2004	University of Nevada—Reno	96.2	216	732	551
University Trails	2003	Texas Tech University	94.9	240	684	1,681
University Uptown	2004	North Texas University	93.6	180	528	497
University Walk	2002	University of North Carolina—Charlotte	99.8	120	480	337

Total				5,529	19,085	$25,251

(1)
As of, or for the year ended, December 31, 2004.

(2)
For the period from the date of our acquisition of the property through December 31, 2004.

(3)
Campus Connection (formerly referred to by us as Melrose Apartments—Phase I) consists of a land parcel containing an existing student housing building that is contiguous to a 13.1 acre undeveloped parcel of land. The undeveloped parcel of land is referred to as Campus Connection—Phase II (formerly referred to by us as Melrose Apartments—Phase II). When developed, Campus Connection—Phase II is expected to contain 168 units and 534 beds.

        In addition to the student housing properties that we owned as of December 31, 2004, as listed above, we also acquired an additional eight student housing properties from January 1, 2005 through March 23, 2005. These properties included two student housing properties located near the University of Michigan in Ann Arbor, Michigan; a student housing property located near the California State University, Sacramento; a portfolio of three student housing properties located near the University of Nebraska in Lincoln, Nebraska, Bowling Green State University in Bowling Green, Ohio and West Virginia University in Morgantown, West Virginia; and two student housing properties located near Penn State University in State College, Pennsylvania.

        Properties we have under contract and a non-binding letter of intent.    As of March 23, 2005, we had agreements to purchase three additional student housing properties containing a total of 579 units and 1,858 beds, and two undeveloped parcels of land for future student housing. We also have entered into a non-binding letter of intent to acquire five student housing properties consisting of a total of 942 units and 2,574 beds, and one undeveloped parcel of land. In the aggregate, these properties are located near six colleges and universities in six states. These acquisitions are subject to certain conditions, and we cannot assure you that we will be successful in acquiring these properties.

        Properties we manage for others.    As of December 31, 2004, we provided management services for 20 student housing properties owned by others, and management consulting services for an additional five student housing properties owned by GMH Capital Partner, LP, an affiliate of Gary. Holloway, our chairman, president, chief executive officer. Our management services typically include full responsibility for all aspects of operations, including marketing, leasing administration, facilities maintenance, business administration, accounts payable, accounts receivable, financial reporting, capital projects, and residence life student development. These 25 properties consisted of an aggregate of 5,905 units and 16,752 beds as of December 31, 2004. For the year ended December 31, 2004, we earned an aggregate of approximately $2.7 million in management and management consulting fee income from these 25 student housing properties owned by others.

        As of March 23, 2005, we no longer provided management services for one of the managed properties as a result of its sale to a third party, and we acquired two of the managed properties from entities in which Gary M. Holloway, Sr., our chairman, president and chief executive officer, and two of our executive officers held minority interests.

        Our corporate headquarters and other leased space.    We own our corporate headquarters building, which is located in Newtown Square, Pennsylvania and consists of approximately 44,721 square feet of administrative offices. As of December 31, 2004, we leased approximately 9,697 square feet of our headquarters building to several entities affiliated with Gary M. Holloway, Sr. We believe that our current facilities are adequate for our present purposes.

Item 3.    Legal Proceedings.

        We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We did not submit any matters to the vote of security holders during the fourth quarter of our fiscal year ended December 31, 2004.

Executive Officers of the Registrant

        The names, ages and positions held by our executive officers as of December 31, 2004 are as follows:

Name	Age	Title
Gary M. Holloway, Sr.	49	Chairman, President and Chief Executive Officer
Bruce F. Robinson	49	President of Military Housing Business and Trustee
Joseph M. Coyle	50	President of Student Housing Business
John DeRiggi	37	Senior Vice President and Chief Investment Officer
Bradley W. Harris	45	Senior Vice President and Chief Financial Officer
Joseph M. Macchione	38	Senior Vice President, General Counsel and Secretary

        All executive officers are elected by the Board of Trustees to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

        Gary M. Holloway, Sr. is our chairman, president and chief executive officer. Since 1985 and prior to our initial public offering, Mr. Holloway founded and operated GMH Associates, our predecessor entities and other affiliated entities, as a fully integrated and diverse real estate company with divisions specializing in the student and military housing industries, as well as the commercial real estate and investment services sectors. Under Mr. Holloway's direction, GMH Associates has acquired, built, managed and expanded residential and commercial properties throughout the U.S. since its inception. Prior to the formation of GMH Associates, Mr. Holloway was involved in various aspects of the real estate industry. He served as chief financial officer for the Holloway Corporation, a closely held business that specialized in residential and senior housing developments, and began his career with Touche Ross & Co., Certified Public Accountants where he provided accounting and tax services to real estate clients.

        Bruce F. Robinson is president of our military housing division, GMH Military Housing, a military housing company which provides development, management, and construction/renovation services for family housing located on military bases throughout the United States. In addition, he manages our military joint venture and partner relationships. Prior to joining the military division, Mr. Robinson directed GMH Capital Partners, LP, an international corporate real estate company. During his tenure at the firm, which began in 1986, he has been a key participant in the formation and operation of all entity structures as well as financing issues, due diligence and global planning. Prior to joining GMH Associates, he was a senior tax manager for Touche Ross & Co., Certified Public Accountants where he specialized in real estate syndication, partnerships and corporate acquisitions.

        Joseph M. Coyle is president of our student housing division, College Park Communities, a national student housing company. Mr. Coyle has responsibility for a staff that provides management, maintenance, housekeeping, leasing, food service, telecommunications and residential life services for the student housing properties we own or manage for third party owners. He also oversees all aspects of the development and construction operations for the student housing division. Mr. Coyle has over 20 years experience in real estate management, budgeting, development, construction, acquisitions, sales and marketing, international finance, securities and syndications. He joined GMH Associates in 1995 as vice president of operations.

        John DeRiggi is senior vice president and chief investment officer. Mr. DeRiggi is responsible for acquisition of student housing assets and for capital markets activity, including asset level financing, for

GMH Communities Trust. Previously, Mr. DeRiggi was senior vice president of GMH Capital Partners, with direct oversight of the Corporate Services Group, the Investment Services Group, and portfolio/data administration. Previously, Mr. DeRiggi was a member of GMH Associates' Investment Acquisition Group, where he was responsible for structuring the acquisition of residential and commercial properties for the Company's investment accounts. Prior to joining GMH Associates in 1997, Mr. DeRiggi was an investment property specialist with the Tampa, Florida office of the Grubb & Ellis Company. He holds a Bachelors of Science degree in Business from the State University of New York and an MBA with distinction from Hofstra University.

        Bradley W. Harris is senior vice president and chief financial officer. Mr. Harris is responsible for financial reporting, accounting, information technology and human resources. From April 2004 through July 2004, Mr. Harris served as a consultant for GMH Associates and GMH Communities Trust on accounting matters. In July 2004, Mr. Harris was appointed senior vice president and chief accounting officer of GMH Communities Trust, and, in August 2004, was appointed chief financial officer. From September 1999 through March 2004, Mr. Harris served as vice president and chief accounting officer of Brandywine Realty Trust, an office property REIT. Prior to that time, Mr. Harris served as the Controller of Envirosource, Inc., a service provider to the steel industry, from 1996 through 1999, and as an Audit Senior Manager for Ernst & Young LLP, specializing in real estate, from 1981 through 1996. Mr. Harris received a Bachelor of Science in Accounting in 1981 and an MBA in 1986, both from Lehigh University. Mr. Harris became a certified public accountant in 1983.

        Joseph M. Macchione is senior vice president, general counsel and secretary. Mr. Macchione oversees all legal matters for GMH Communities Trust, including its student housing and military housing divisions. Before joining GMH Associates in 2001, Mr. Macchione practiced at the law firms of Morgan, Lewis & Bockius LLP and Ballard, Spahr, Andrews & Ingersoll LLP, where his legal practice focused on commercial real estate, construction, environmental and telecommunications law matters. Mr. Macchione is an Executive Committee Member of the Real Property Section of the Philadelphia Bar Association, and is licensed to practice law in Pennsylvania and New Jersey. Mr. Macchione received his Juris Doctor degree, cum laude, from Temple University School of Law, and his undergraduate degree, summa cum laude, from Temple University.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares of beneficial interest trade on the New York Stock Exchange under the symbol "GCT." The following table sets forth the high and low sales prices as quoted on the New York Stock Exchange for the fourth quarter of our fiscal year ended December 31, 2004, which was the quarter during which we completed our initial public offering.

Fiscal Year 2004	Low	High
Fourth Quarter(1)	$12.00	$14.15

(1)
Our common shares began trading on the New York Stock Exchange on October 28, 2004 in connection with our initial public offering.

        The number of holders of record of our shares was 22 as of March 23, 2005. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

Dividend Policy and Distributions

        We intend to pay regular quarterly distributions to our shareholders. Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income, including capital gains. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs. However, under some circumstances, we may be required to pay distributions in excess of cash available for distribution in order to meet these distribution requirements and we may need to borrow funds to pay some distributions.

        Our ability to fund these distributions will depend, in part, upon our receipt of cash flow from our student housing properties, our management contracts regarding student housing properties owned by others, from management, construction/renovation and development fees and preferred equity returns under our military housing projects, and the continued successful leasing of our student housing portfolio and the acquisition of additional student housing properties and military housing projects. The timing and amount of our anticipated cash flows is inherently uncertain. To the extent these sources are insufficient, we intend to fund these distributions with our working capital or borrowings under our three-year $150.0 million revolving line of credit with a consortium of lenders. Availability under this credit facility is limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool (which in no event may contain fewer than five student housing properties) and 50% of student and military housing management fees for the most recently completed fiscal quarter on an annualized basis. As of December 31, 2004, we had not drawn any funds from this credit facility; and as of March 23, 2005, we had approximately $60.0 million in funds drawn from the credit facility to use for interim acquisition financing and for working capital and other general corporate purposes. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Part II, Item 7 of this report. In addition, our revolving credit facility contains covenants that restrict our ability to pay distributions or other amounts to our shareholders unless certain tests are satisfied and also contains certain provisions restricting or limiting our ability to draw funds under the facility, including, among other things:

  •
  maintaining of a total leverage against the unencumbered asset pool equal to or less than 60%;

  •
  compliance with the following ratios: (i) fixed charge coverage ratio equal to or greater than 1.75x; (ii) interest coverage ratio equal to or greater than 2.00x; and (iii) unsecured interest coverage ratio equal to or greater than 2.25x; and

  •
  incurring no more than $25.0 million in recourse debt, exclusive of amounts borrowed under the credit facility, and must maintain a consolidated tangible net worth of at least $275.0 million plus an amount equal to 75% of the net proceeds from any equity issuances subsequent to the closing date of the facility.

        Distributions made by us will be authorized and determined by our board of trustees out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law or contained in our debt instruments or agreements or any future preferred shares. We anticipate that, at least initially, our distributions will exceed our then current and accumulated earnings and profits as determined for federal income tax purposes due to non-cash expenses, primarily depreciation and amortization charges that we expect to incur. Therefore, a portion of these distributions will represent a return of capital for federal income tax purposes. Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a taxable U.S. shareholder under current federal income tax law to the extent those distributions do not exceed the shareholder's adjusted tax basis in his or her common shares, but rather will reduce the adjusted basis of the common shares. Therefore, the gain (or loss) recognized on the sale of the common shares or upon our liquidation will be increased (or decreased) accordingly. To the extent those distributions exceed a taxable U.S. shareholder's adjusted tax basis in his or her common shares, they generally will be treated as a capital gain realized from the taxable disposition of those shares.

        We expect that approximately 35% of our estimated distributions for the year ending December 31, 2005 will represent a return of capital for federal income tax purposes. To the extent not inconsistent with maintaining our REIT status, we may retain accumulated earnings of our taxable REIT subsidiaries in such subsidiary. The percentage of our shareholder distributions that exceeds our current and accumulated earnings and profits may vary substantially from year to year. For the period from October 28, 2004 through December 31, 2004, we declared our initial partial quarterly dividend of $0.16 per common share, payable to shareholders of record on December 31, 2004. We distributed this dividend on January 14, 2005. At the same time, our operating partnership paid a distribution of $0.16 per unit to holders of limited partnership interests in our operating partnership. With respect to this distribution, $0.109319 of the $0.16 per common share represented a return of capital for federal income tax purposes.

        We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our student housing, revenues from management and consulting fees in connection with management services that we will provide for student housing properties owned by others, revenues from our military housing projects, our operating expenses, interest expense and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see the section entitled "Risk Factors" in Item 7, Part II of this report.

Use of Proceeds from Registered Offerings

        On October 27, 2004, the Securities and Exchange Commission simultaneously declared effective our Registration Statement on Form S-11 (File No. 333-116343) (the "Registration Statement") as filed under the Securities Act of 1933, as amended, and our registration statement on Form 8-A (File

No. 001-32290), as filed under the Securities Exchange Act of 1934, as amended, in connection with the initial public offering of our common shares of beneficial interest. On November 2, 2004, we completed our initial public offering and sold 28,571,429 of our common shares at an initial public offering price of $12.00 per share. In addition, on November 15, 2004, we completed the sale of an additional 1,779,560 common shares in connection with the exercise of a portion of the over-allotment option by the underwriters of our initial public offering. The managing underwriters of our initial public offering were Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

        Under the Registration Statement, we registered a total of $460.0 million of our common shares for sale in connection with our initial public offering, and sold an aggregate dollar amount of common shares under the Registration Statement equal to $364.2 million, based on the initial offering price per share of $12.00. We incurred an aggregate of approximately $32.5 million in expenses relating to our initial public offering, including: approximately $25.5 million relating to the underwriters' discount of 6% per share and financial advisory fees payable to the managing underwriters relating to the structuring of our initial public offering equal to 1% of the gross proceeds of the offering; approximately $0.8 million relating to reimbursements to the underwriters for a portion of their reasonable out-of-pocket expenses; and approximately $6.2 million in other offering related expenses. From the effective date of the Registration Statement through February 2005, we used all of the net proceeds from our initial public offering for the following:

  •
  approximately $77.3 million to redeem all of Vornado Realty Trust's general and limited partnership interests in our operating partnership that were outstanding immediately prior to completion of our initial public offering, which redemption amount was net of the surrender by Vornado of $50.0 million in value of its pre-offering partnership interest in our operating partnership as payment for the portion of its warrant required to be exercised upon completion of our initial public offering under the terms of the warrant;

  •
  approximately $200.1 million to fund the equity portion of the purchase price of student housing properties;

  •
  approximately $17.7 million to fund the purchase price for the remaining 90% interest in three student housing properties in which we owned a 10% interest immediately prior to our initial public offering;

  •
  approximately $32.6 million to repay indebtedness incurred by Gary M. Holloway, Sr. in connection with his purchase of a student housing property, which was contributed to our operating partnership upon completion of our initial public offering; and

  •
  approximately $4.0 million to fund the cash portion of the aggregate consideration payable to Gary M. Holloway, Sr. in exchange for his contribution of assets to our operating partnership.

Item 6.    Selected Financial Data.

	For the Year Ended December 31,
	The Company(1)	The GMH Predecessor Entities
	2004	2003	2002	2001	2000
	(in thousands except per share data)
Operating Data:
Revenue
Rental revenue	$25,650	$636	$736	$725	$732
Operating expense reimbursements	40,512	10,591	3,711	2,992	36
Fee income:
Related parties	4,355	3,892	6,578	7,426	5,521
Third parties	3,986	2,624	1,983	1,291	440
Other fee income—related party	8,460	842	372	—	—
Other income	915	230	295	634	69

Total revenue	83,878	18,815	13,675	13,068	6,798
Expenses:
Property operating expenses	22,755	9,218	7,799	2,614	165
Reimbursed expenses	40,512	10,591	3,711	2,992	36
Real estate taxes	1,887	83	79	—	—
Administrative expenses	4,439	1,405	295	3,276	324
Profits interest and employee initial public offering bonus expense	37,502	—	—	—	—
Depreciation and amortization	7,154	822	821	814	83
Interest	6,072	396	542	814	365

Total expenses	120,321	22,515	13,247	10,510	973
(Loss) income before equity in earnings of unconsolidated entities, minority interest, and income taxes	(36,443)	(3,700)	428	2,558	5,825
Equity in earnings of unconsolidated entities	—	751	—	—	—

(Loss) income before minority interest and income taxes	(36,443)	(2,949)	428	2,558	5,825
Minority interest	247	—	—	—	—

(Loss) income before income taxes	(36,690)	(2,949)	428	2,558	5,825
Income taxes	312	—	—	—	—

Net (loss) income	$(37,002)	$(2,949)	$428	$2,558	$5,825

Basic earnings per share(2)	$.01
Diluted earnings per share(2)	$.01

(1)
The results of operations for the year ended December 31, 2004 reflect the results of operations of the GMH Predecessor Entities for the period from January 1, 2004 through November 1, 2004, and the results of operations for the company, after completion of our initial public offering, for the period from November 2, 2004 through December 31, 2004.

(2)
Basic and diluted earnings per share for the period from the initial public offering on November 2, 2004 through December 31, 2004.

	As of December 31,
	The Company(1)	The GMH Predecessor Entities
	2004	2003	2002	2001	2000
Balance Sheet Data
Real estate investments, net	$638,635	$—	$—	$—	$—
Corporate office, net	6,826	6,963	7,100	7,210	7,268
Cash and cash equivalents	60,926	515	96	837	755
Total assets	773,061	16,146	13,536	15,390	15,205
Notes payable	370,007	10,977	11,806	12,552	12,588
Total liabilities	395,242	12,552	13,099	13,791	12,818
Minority interest	182,118	—	—	—	—
Equity	195,701	3,594	437	1,599	2,387

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        GMH Communities Trust commenced operations on November 2, 2004, upon completion of its initial public offering and the simultaneous acquisition of the sole general partnership interest in GMH Communities, LP, referred to throughout this report as our operating partnership. The historical operations prior to completion of our initial public offering that are described in this report refer to the operations of College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P., and Corporate Flight Services, LLC, which are collectively referred to, together with our operating partnership, as the GMH Predecessor Entities or our predecessor entities.

        In connection with our formation transactions completed prior to and simultaneously with the completion of our initial public offering, the ownership interests in the GMH Predecessor Entities were contributed to our operating partnership as described in Note 1 of the financial statements included in this report and the section below titled "Our Business—Our Formation Transactions." We have described our operations in this report as if the historical operations of our predecessor entities were conducted by us for the full fiscal year ended December 31, 2004.

Overview

        We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. Through our operating partnership, we own and operate our student housing properties and own interests in joint ventures that own our military housing privatization projects. Additionally, through our taxable REIT subsidiaries, we provide development, construction, renovation and management services to our military housing privatization projects, and property management services to certain third party owners of student housing properties, including colleges, universities, and other private owners, as well as certain non-customary services for our student housing properties. In order to comply with the applicable requirements under the REIT provisions of the Internal Revenue Code, we must limit the operations of our taxable REIT subsidiaries so that securities issued to us by our taxable REIT subsidiaries do not represent more than 20% of our total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, do not exceed 25% of our gross income for any taxable year.

        As a result of the various transactions and acquisitions completed in anticipation of, in connection with and subsequent to our initial public offering, we expect our future results of operations to include significantly higher revenues and expenses than those reflected in our predecessor entity financial statements, as partially evidenced by our results of operations for the last two months of 2004.

Formation Transactions

        Prior to our initial public offering, our operating partnership commenced operations on July 27, 2004, when Gary M. Holloway, Sr., our chairman, president and chief executive officer, Vornado Realty Trust, and certain entities affiliated with Mr. Holloway and Vornado entered into a contribution agreement relating to the contribution of various assets to our operating partnership. Under the terms of the contribution agreement, Mr. Holloway contributed equity interests owned by him and by entities affiliated with him in certain of the GMH Predecessor Entities and other assets in exchange for 66,000 Class A partnership interests in our operating partnership and Vornado agreed to contribute up to $159.0 million to our operating partnership in exchange for 34,000 Class B partnership interests.

        In connection with its investment in our operating partnership, Vornado also purchased for $1.0 million a warrant to acquire, at its option, a number of units of limited partnership in our operating partnership, common shares in GMH Communities Trust or a combination of both representing up to a 38.264% economic interest in our partnership or GMH Communities Trust, as the case may be, immediately prior to completion of our initial public offering.

        The exchange of contributed interests has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities, including the commercial office building owned by 353 Associates, L.P., the corporate aircraft owned by Corporate Flight Services LLP, and office furniture and equipment contributed by Gary M. Holloway, Sr., have been recorded at the historical cost of our predecessor entities. In February 2005, we sold our interests in Corporate Flight Services, LLC back to Mr. Holloway.

        In accordance with the terms of the limited partnership agreement between Mr. Holloway and Vornado, and concurrent with the completion of our initial public offering on November 2, 2004, we paid approximately $77.3 million to Vornado relating to the redemption of all of Vornado's general and limited partnership interests in our operating partnership, based on Vornado's $113.8 million contribution to our operating partnership as of the date of the initial public offering. This amount also included a preferential return in the amount of $13.5 million, and gave effect to the surrender by Vornado of $50.0 million in value of its pre-offering partnership interest in our operating partnership, as payment for the portion of its warrant required to be exercised upon completion of our initial public offering under the terms of the warrant.

Operating Segments

        Currently, our operations are managed within two operating segments: (1) student housing and (2) military housing. This segmentation provides an effective platform for maximizing market penetration and optimizing operating economies of scale. In addition, we separately report the activities of certain departments from a corporate level, which includes personnel that service GMH Communities Trust as a whole and support our overall operations.

Student Housing

        The student housing segment acquires, owns and manages premium off-campus student housing properties strategically located near college or university campuses throughout the United States. As of December 31, 2004, with regard to our student housing segment, we:

  •
  owned 30 student housing properties containing a total of 19,085 beds; and

  •
  managed, or provided management consulting services for, a total of 25 student housing properties owned by others, containing a total of 16,752 beds. Specifically, we provided management consulting services with respect to five of these properties to GMH Capital Partners, L.P., an affiliate of Gary M. Holloway, Sr.

        Through our acquisition of properties in 2004, our rental revenue has increased substantially. While we manage the properties we own, we do not recognize any fee income from their management. Instead, the rent payments we receive as a result of our ownership of these properties is reflected in our revenue. Additionally, operating expenses, real estate taxes and depreciation and amortization have increased as a result of these acquisitions. Further, interest expense has increased as a result of additional debt assumed or new debt obtained.

        Prior to 2004, revenues generated by our student housing segment related primarily to several types of fee income we earned by managing properties for related parties and third parties. We earn management fees as a percentage of cash receipts or gross rental revenues generated by the managed properties, or as a fixed monthly amount, according to the management agreements for the properties we manage. We also have the ability to earn incentive management fees by achieving specified property-level performance criteria for certain properties we manage for third parties. In addition, we earn asset management fees, which are a fixed annual amount, for certain managed properties owned by related parties. Further, certain operating expenses incurred related to properties we manage for others are reimbursed by the owners of the properties managed. We expect to continue generating fee income revenue and operating expense reimbursements from the properties that we manage for others.

Military Housing

        Our military housing segment develops, constructs, renovates and manages military housing privatization projects in which we acquire interests. As of December 31, 2004, with regard to our military housing segment, we:

  •
  earned fees for providing development, construction/renovation and management services to five military housing privatization projects currently in operation, encompassing 14 military bases totaling 11,456 end-state housing units;

  •
  owned interests in the joint ventures that own the five military housing privatization projects currently in operation;

  •
  had an interim agreement for our Fort Eustis/Fort Story military housing privatization project encompassing two military bases totaling 1,124 end-state housing units, under which we expect to earn fees for providing management services and limited development services, and under which we will invest in the military housing privatization project upon placement of permanent financing on the project, if such financing is implemented; and

  •
  maintained exclusive rights to negotiate agreements under which we expect to earn fees for development, construction, renovation and management services for the Fort Bliss/White Sands military housing privatization project, encompassing two military bases totaling 3,277 end-state housing units.

        Our military housing segment began generating revenue in the fourth quarter of 2003 with the initiation of our first project. Revenue grew throughout 2004 with the addition of various other projects. Revenue from our military housing segment is comprised primarily of fee income for providing development, construction/renovation and management services to our military housing privatization projects and, to a lesser extent, from returns on the equity we invest in a particular project. In addition, we also receive expense reimbursements, consisting primarily of payroll and related expenses, closing costs and transition costs we incur for the project in the 30 to 90-day period preceding the initiation of our management of the project. Typically, at the time we initiate management on a project, the project reimburses us for these amounts from the proceeds of the debt financing the project raises to finance its operations.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated and combined financial statements and the GMH Predecessor Entities' combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the estimates and judgments associated with the application of these accounting principles may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate under the circumstances in which they were made. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

        The following policies require significant judgments and estimates on our part in preparing the Company's consolidated and combined financial statements and the GMH Predecessor Entities'

combined financial statements. Changes in these judgments and estimates could have a material effect on these financial statements.

Revenue Recognition

Student Housing

        Student housing revenue includes rental revenue and other property income, standard and incentive management fees, asset management fees and reimbursements of certain operating expenses. These sources of revenue are described in greater detail below:

  •
  we recognize student housing rental revenue when due over the lease terms, which are generally 12 months or less;

  •
  standard management fees are based on a percentage of monthly cash receipts or gross monthly rental and other revenues generated by the properties managed for others. We recognize these fees when cash is received by the property or when revenue is earned by the managed property, depending upon whether the management agreement relating to a property calls for cash versus accrual revenue recognition;

  •
  we earn incentive management fees as a result of the achievement of certain operating performance criteria over a specified period by certain managed properties, including targeted annual debt service coverage ratios, and recognize these fees when the performance criteria has been deemed satisfied;

  •
  asset management fees are based on a percentage of the gross carrying value of certain properties managed for related parties, and we earn these fees on a monthly basis; and

  •
  expense reimbursements are comprised primarily of salary and related costs of certain of our employees working at certain properties we manage for others, the cost of which is reimbursed by the owners of the related properties. We accrue operating expense reimbursements as the related expenses are incurred.

Military Housing

        We earn military housing revenues by providing services to our military housing privatization projects and include the following:

  •
  standard and incentive monthly management fees based on a percentage of revenue generated by the military housing privatization projects from the basic allowance for housing provided by the government to service members, referred to as BAH. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. We recognize our estimate of incentive management fees earned on a monthly basis based on our determination that we have satisfied the various criteria stipulated in the management contract.

  •
  standard and incentive development and construction/renovation fees based on a percentage of development and construction/renovation costs incurred by the military housing privatization projects, including hard and soft costs and financing costs. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of houses according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. We recognize our estimate of incentive development and construction/renovation fees on a monthly basis to be paid on a quarterly and annual basis based on our determination that we have satisfied the various criteria stipulated in the contract.

  •
  business development fees that we receive from companies with which we have relationships in recognition of business development efforts and expenses that we incur in connection with pursuing military housing privatization projects, and calculated as a fixed-fee component and a component based on a percentage of certain development costs incurred by the military housing projects.

  •
  expense reimbursements include the reimbursement of expenses incurred in connection with a transition phase associated with the commencement of the operations of military housing projects in accordance with an approved budget and closing costs incurred in connection with finalizing agreements for the military housing privatization projects. These amounts are reimbursed by the DoD at the time of closing the project. In addition, salary and related costs of our employees who work at the military housing projects are reimbursed by the projects. The costs are accrued as reimbursements as the related expenses are incurred.

  •
  we recognize preferred returns on our investment in the military housing privatization projects as they are earned subject to availability of funds.

        Deferred costs are subject to estimation and judgment. Management makes determinations as to which costs are eligible for reimbursement and at what level they will be reimbursed. Management considers various factors in making these estimates and judgments, including the terms of the specific contract and historical experience as to which costs are recoverable. Costs that are not probable of recovery are expensed.

Real Estate Investments and Corporate Assets

        We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost for acquired assets includes the purchase price and closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. We base fair value estimates on information that we obtain from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of due diligence, marketing and leasing activities.

        The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions, and the nature of the tenancy. We amortize the value of in-place leases to expense over the remaining term of the respective leases.

        Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals.

        We expense as incurred routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs such as cleaning, interior painting and carpeting of units. We capitalize as incurred expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is 40 years for buildings including student housing properties and the commercial office building, 10 years for the corporate aircraft and five years for furniture and equipment. In February 2005, we transferred our interests in the entity that owned the corporate aircraft to Gary M. Holloway, Sr., our chairman, president and chief executive officer.

        In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, such as real estate investments and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. We review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated. The assets and liabilities relating to assets classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

        We also evaluate the collectibility of fee income generated by the management of student housing properties owned by others, and through the provision of development, construction, renovation and management services to our military housing privatization projects, based upon the individual facts and circumstances of each situation, including the contractual right to receive such amounts in accordance with the terms of the various contracts, and record a reserve for specific amounts, if necessary. Accounts receivable are carried net of the allowance for doubtful accounts.

Notes Payable

        We record notes payable that we assume in connection with the acquisitions of student housing properties at their estimated fair value, with the corresponding difference between the estimated fair value and assumed carrying value of the notes payable recorded as an adjustment to the purchase price of the related property. We determine fair value of assumed notes payable based on various assumptions related to market conditions, including the type, age and location of the acquired property and quoted interest rates for debt with similar terms.

Minority Interest

        Minority interest as initially reported at the date of our initial public offering represented the net equity of our operating partnership, including the Vornado warrant, after contributions by the holders of limited partnership units and the REIT, multiplied by the ownership percentage of holders of limited partnership units in our operating partnership. If the minority interest unitholder's share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. We account for distributions to limited partnership unitholders as a reduction in minority interest.

Investments in Military Housing Projects

        We evaluate each of our investments in military housing projects to determine if the underlying entity is a variable interest entity ("VIE") as defined under FASB Interpretation No. 46 ("FIN 46"). If an entity is deemed to be a VIE pursuant to FIN 46, the venture partner that absorbs a majority of the expected losses of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, it is evaluated for consolidation based on controlling voting interests. If we have the majority voting interest with the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs, nor do we have controlling voting interests in any of our military housing projects. We record investments in military housing projects initially at our cost and subsequently adjust them to reflect our preferred return, cash contributions and distributions.

Income Taxes

        We intend to elect to be taxed as a REIT upon filing of our tax return for the taxable year ending on December 31, 2004. We will file this return in September 2005 per an extension granted by the IRS. We have elected to treat certain subsidiaries of our operating partnership as taxable REIT subsidiaries, and may make such elections as to other subsidiaries in the future. In general, a taxable REIT subsidiary may perform real estate and non-real estate-related business, except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated.

        If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates.

        We have elected to treat GMH Military Housing, LLC and College Park Management TRS, Inc. as taxable REIT subsidiaries. College Park Management TRS, Inc. is a wholly owned subsidiary of College Park Management, LLC (which is a successor through merger to College Park Management, Inc., one of the GMH Predecessor Entities). See Note 1 to the financial statements included in this report.

Results of Operations

        Through 2003, our student housing business focused primarily on providing property management services to related parties and others. A number of the properties that we managed for others were disposed of by their owners due to the investment criteria of certain equity partners, resulting in contraction in this segment of our business. In 2004, we redirected our focus in the student housing business and now are an owner/operator of student housing in addition to being a provider of management services.

        Through 2003, we invested significant resources to pursue military housing privatization contracts. We increased our planning, execution and management teams to address the needs of this segment. While we were awarded numerous contracts, no income was recognized until the fourth quarter of 2003. As of December 31, 2004, five military housing privatization projects are operational and this segment of our business is generating income. While we continued to invest significant resources to pursue military housing privatization projects, the net income generated by the operational projects in 2004 exceeded the costs of pursuing new projects.

        The results of operations for the year ended December 31, 2004 presented below reflect the results of operations of our predecessor entities for the period from January 1, 2004 through November 1, 2004, and the results of operations for the company, after completion of our initial public offering, for the period from November 2, 2004 through December 31, 2004.

Comparison of the year ended December 31, 2004 to the year ended December, 2003

	2004				2003
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$25,251	$—	$399	$25,650	$—	$—	$636	$636
Expense reimbursements:
Related party	1,140	31,822	347	33,309	230	2,921	122	3,273
Third party	7,203	—	—	7,203	7,318	—	—	7,318
Management fees:
Related party	1,458	2,897	—	4,355	2,432	1,460	—	3,892
Third party	3,986	—	—	3,986	2,624	—	—	2,624
Other fee income-related party	—	8,460	—	8,460	—	450	392	842
Other income	126	393	396	915	226	—	4	230

Total revenue	39,164	43,572	1,142	83,878	12,830	4,831	1,154	18,815
Operating Expenses:
Property operating expenses	16,258	6,497	—	22,755	5,001	4,217	—	9,218
Reimbursed expenses	8,343	31,822	347	40,512	7,548	2,921	122	10,591
Real estate taxes	1,887	—	—	1,887	—	—	83	83
Administrative expenses	—	—	4,439	4,439	—	—	1,405	1,405
Profits interest and employee initial public offering bonus expense	—	—	37,502	37,502	—	—	—	—
Depreciation and amortization	6,214	25	915	7,154	24	—	798	822
Interest	5,579	—	493	6,072	—	—	396	396

Total expenses	38,281	38,344	44,696	120,321	12,573	7,138	2,804	22,515

Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes	883	5,228	(42,554)	(36,443)	257	(2,307)	(1,650)	(3,700)
Equity in earnings of unconsolidated entities	—	—	—	—	751	—	—	751

Net Income (loss) before minority interest and income taxes	883	5,228	(42,554)	(36,443)	1,008	(2,307)	(1,650)	(2,949)
Minority interest	—	—	247	247	—	—	—	—

Net income (loss) before income taxes	883	5,228	(42,801)	(36,690)	1008	(2,307)	(1,650)	(2,949)
Income taxes	33	279	—	312	—	—	—	—

Net (loss) income	$850	$4,949	$(42,801)	$(37,002)	$1,008	$(2,307)	$(1,650)	$(2,949)

Student Housing

        Revenue.    We acquired 30 student housing properties in 2004. Rent and other property income from these properties totaled $25.3 million for the period.

        Expense reimbursements from related parties increased to $1.1 million for the year ended December 31, 2004 from $0.2 million in 2003, primarily due to payroll reimbursements attributable to the properties acquired by related parties that we managed during the period from May 2003 through February 2004. Expense reimbursements from third parties decreased slightly to $7.2 million for the year ended December 31, 2004 from $7.3 million in 2003.

        Management fee income from related parties was $1.5 million for the year ended December 31, 2004, consisting of $1.1 million of standard management fees and $0.4 million of asset management fees, as compared to $2.4 million in 2003, consisting of $1.8 million of standard management fees and $0.6 million of asset management fees. The $0.7 million decrease in standard management fees and the $0.2 million decrease in asset management fees resulted primarily from the disposition of three properties owned by related parties during the period from February 2003 through January 2004 due to the investment criteria of certain equity partners in those properties. Management fee income from third parties increased to $4.0 million for the year ended December 31, 2004 from $2.6 million in 2003, primarily due to increased revenue at the managed properties.

        Expenses.    Property operating expenses increased to $16.3 million for the year ended December 31, 2004 from $5.0 million in 2003, primarily due to expenses attributable to the 30 student housing properties acquired during the year ended December 31, 2004.

        Reimbursed expenses increased to $8.3 million for the year ended December 31, 2004 from $7.5 million in 2003, primarily due to an increase in payroll costs associated with the acquisition of the properties by related parties during the period from May 2003 to February 2004.

        Real estate taxes increased to $1.9 million for the year ended December 31, 2004, primarily attributable to the 30 student housing properties acquired during the year ended December 31, 2004.

        Depreciation and amortization increased to $6.2 million for the year ended December 31, 2004 from less than $0.1 million in 2003 related to the acquisition of 30 properties with an aggregate cost of approximately $646.0 million for the year ended December 31, 2004.

        Interest expense increased from $5.6 million for the year ended December 31, 2004 from 2003 as a result of incurring $360 million of debt in connection with the acquisition of 30 properties during the year ended December 31, 2004.

        Equity in earnings of unconsolidated subsidiaries amounted to $0.8 million for the year ended December 31, 2003 relating to a liquidating distribution received by College Park Management, Inc. in connection with it prior 40% interest in Atrium Pacific Avenue, LLC. College Park Management, Inc. discontinued recording its share of the losses of Atrium Pacific Avenue, LLC prior to 2002 as its investment was reduced to zero. In 2003, the real estate property owned by Atrium Pacific Avenue, LLC was sold and a liquidating distribution was paid to College Park Management, Inc.

Military Housing

        Revenue.    Expense reimbursements totaled $31.8 million for the year ended December 31, 2004 compared to $2.9 million in 2003. Of the 2004 amount, $7.0 million related to the Fort Stewart and Hunter Army Airfield project and $11.8 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.9 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.7 million related to the Walter Reed Army Medical Center and Fort Detrick project, which commenced operations in the third quarter of 2004; $3.7 million related to the Fort Eustis/Fort Story project and $6.7 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $1.0 million related to reimbursement of costs incurred in the development of the CDMP for the Fort Hamilton Project, Walter Reed Army Medical Center/Fort Detrick project and the Fort Eustis/Fort Story project.

        Management fees from related parties increased to $2.9 million for the year ended December 31, 2004 from $1.5 million in the comparable period of 2003, primarily due to fees from the Fort Hamilton project, the Walter Reed Army Medical Center and Fort Detrick project, the Fort Eustis/Fort Story project and the Navy Northeast project. Of the $2.9 million fees in 2004, $1.0 million related to the Fort Stewart and Hunter Army Airfield project and $1.1 million related to the Fort Carson project; $0.1 million related to the Fort Hamilton project and $0.1 related to the Walter Reed Army Medical

Center and Fort Detrick project; and less than $0.1 million related to the Fort Eustis/Fort Story project and $0.5 million related to the Navy Northeast project.

        Other fee income from related parties increased to $8.5 million for the year ended December 31, 2004 from $0.5 million in 2003. The 2004 income consisted of $6.3 million of development and construction/renovation fees and $2.2 million of business development fees. Of the development and construction/renovation fees, $2.3 million related to the Fort Stewart and Hunter Army Airfield project, $0.8 million related to the Fort Carson project, $0.5 million related to the Fort Hamilton project, $1.0 million related to the Walter Reed Army Medical Center and Fort Detrick project and $1.7 million related to the Navy Northeast project.

        Expenses.    Property operating expenses increased to $6.5 million for the year ended December 31, 2004 from $4.2 million in 2003, primarily due to staffing increases related to expansion of our planning, execution and management teams to address the needs of the military housing segment.

        Reimbursed expenses increased to $31.8 million for the year ended December 31, 2004 from $2.9 million in 2003, primarily due to payroll expenses for Fort Stewart and Hunter Army Airfield, Fort Carson, Fort Hamilton, Fort Eustis/Fort Story, Navy Northeast, Walter Reed Army Medical Center and Fort Detrick; closing costs and transition expenses for Fort Hamilton and Walter Reed Army Medical Center and Fort Detrick; and expenses for the Fort Carson project and Fort Stewart and Hunter Army Airfield project management and renovation contracts.

Corporate

        Rental revenue and expense reimbursements relating to the lease of a portion of our corporate headquarters to entities affiliated with Gary M. Holloway, Sr. decreased slightly to $0.7 million for the year ended December 31, 2004 from $0.8 million in 2003.

        Reimbursed expenses increased slightly to $0.3 million for the year ended December 31, 2004 from $0.1 million in 2003.

        Administrative expenses increased to $4.4 million for the year ended December 31, 2004 from $1.4 million in 2003, due to increased staffing and additional costs incurred in connection with becoming a public company.

        During the year ended December 31, 2004, $37.5 million of compensation expense was recorded, consisting of $33.2 million of profits interests awarded by Gary M. Holloway, Sr. to certain employees of the GMH Predecessor Entities and other entities affiliated with Mr. Holloway in recognition of past services and $4.3 million of bonuses paid by Mr. Holloway to other employees in connection with our initial public offering. The profits interests were paid to employees who were eligible to participate in the net proceeds or value received by Mr. Holloway upon the sale or disposition of certain student housing properties and the military housing business in excess of Mr. Holloway's equity investments in such assets. These employees rendered all services and satisfied all conditions necessary to earn the right to benefit from these profits interests as of the date that such profits interests were awarded. In accordance with Financial Accounting Standards Statement No. 5, Accounting for Contingencies, compensation expense relating to the award of these profits interests was required to be recognized by the GMH Predecessor Entities when the sale or disposition of the assets resulting in proceeds received by Mr. Holloway in an amount in excess of his equity investment in such assets became probable. This amount became probable during the third quarter of 2004 when the remaining profits interests awards were amended to fix the value of such awards at $33.2 million to be paid to these employees unconditionally. Accordingly, we recognized compensation expense in this amount in the third quarter of 2004. Mr. Holloway's obligations regarding the profits interests were satisfied upon the transfer of $33.2 million of units of limited partnership in our operating partnership to these employees on November 2, 2004, the closing date of our initial public offering.

        Depreciation, relating primarily to our headquarters and corporate aircraft, of $0.9 million for the year ended December 31, 2004 slightly increased from the year ended December 31, 2003. In February 2005, we sold our interests in the entity that owned the corporate aircraft to Gary M. Holloway, Sr.

        Interest expense of $0.5 million for the year ended December 31, 2004 slightly increased from $0.4 million for the year ended December 31, 2003.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

	2003				2002
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$—	$—	$636	$636	$—	$—	$736	$736
Expense reimbursements:
Related party	230	2,921	122	3,273	107	—	142	249
Third party	7,318	—	—	7,318	3,462	—	—	3,462
Management fees:
Related party	2,432	1,460	—	3,892	6,578	—	—	6,578
Third party	2,624	—	—	2,624	1,983	—	—	1,983
Other fee income—related party	—	450	—	450	—	—	—	—
Other income	226	—	396	622	264	—	403	667

Total revenue	12,830	4,831	1,154	18,815	12,394	—	1,281	13,675
Operating Expenses:
Property operating expenses	5,001	4,217	—	9,218	5,074	2,336	—	7,410
Reimbursed expenses	7,548	2,921	122	10,591	3,569	—	142	3,711
Administrative expenses	—	—	1,488	1,488	—	—	763	763
Depreciation and amortization	24	—	798	822	23	—	798	821
Interest	—	—	396	396	—	—	542	542

Total expenses	12,573	7,138	2,804	22,515	8,666	2,336	2,245	13,247

Income (loss) before equity in earnings of unconsolidated entities	257	(2,307)	(1,650)	(3,700)	3,728	(2,336)	(964)	428
Equity in earnings on unconsolidated entities	751	—	—	751	—	—	—	—

Net income (loss)	$1,008	$(2,307)	$(1,650)	$(2,949)	$3,728	$(2,336)	$(964)	$428

Student Housing

        Expense reimbursements from related parties increased slightly to $0.2 million for the year ended December 31, 2003 from $0.1 million in 2002, primarily due to payroll reimbursements attributable to the properties acquired by related parties that we manage during the period from May 2003 through December 2003. Expense reimbursements from third parties increased to $7.3 million for the year ended December 31, 2003 from $3.5 million in 2002, primarily due to new management agreements entered into since December 31, 2002.

        Management fee income from related parties was $2.4 million for the year ended December 31, 2003, consisting of $1.8 million of standard management fees and $0.6 million of asset management fees, as compared to $6.6 million in 2002, consisting of $4.2 million of standard management fees and $2.4 million of asset management fees. The $2.4 million decrease in standard management fees and the $1.8 million decrease in asset management fees resulted primarily from the disposition of three properties owned by related parties during the 2003 due to the investment criteria of certain equity partners in these properties. Management fee income from third parties increased to $2.6 million for the year ended December 31, 2003 from $2.0 million in 2002, primarily due to a successful property tax appeal by a certain third party owner. The successful outcome of this appeal enabled us to collect $1.1 million in fees related to prior periods for which recovery was previously deemed uncertain.

        Expenses.    Property operating expenses remained unchanged at $5.0 million for the years ended December 31, 2003 and December 31, 2002.

        Reimbursed expenses increased to $7.5 million for the year ended December 31, 2003 from $3.6 million in 2002, primarily due to an increase in payroll costs associated with the acquisition of the properties by related parties during the period from May 2003 to December 2003.

        Equity in earnings of unconsolidated entities was $0.8 million for the year ended December 31, 2003 primarily related to a liquidating distribution received upon the sale of College Park Management, Inc.'s prior investment in Atrium Pacific Avenue, LLC.

Military Housing

        Revenue.    Expense reimbursements totaled $2.9 million for the year ended December 31, 2003. These reimbursements related to the Fort Stewart and Hunter Army Airfield project and the Fort Carson project, both of which commenced operations in the fourth quarter of 2003.

        Management fees from related parties totaled $1.5 million for the year ended December 31, 2003. These fees related to the Fort Stewart and Hunter Army Airfield project and the Fort Carson project, both of which commenced operations in the fourth quarter of 2003.

        Other fee income from third parties totaled $0.5 million for the year ended December 31, 2003. These income related to a business development fee earned for the Fort Stewart and Hunter Army Airfield project.

        Expenses.    Property operating expenses increased to $4.2 million for the year ended December 31, 2003 from $2.3 million in 2002, primarily due to staffing increases related to expansion of the planning, execution and management teams to address the needs of the military housing segment.

        Reimbursed expenses were $2.9 million for the year ended December 31, 2003, primarily due to payroll expenses for Fort Stewart and Hunter Army Airfield project and the Fort Caron project.

Corporate

        Rental revenue and expense reimbursements relating to the lease of a portion of our corporate headquarters to entities affiliated with Gary M. Holloway, Sr. decreased slightly to $0.8 million for the year ended December 31, 2003 compared to $0.9 million in 2002.

        Reimbursed expenses remained unchanged at $0.1 million for the years ended December 31, 2003 and 2002.

        Administrative expenses increased to $1.4 million for the year ended December 31, 2003 from $0.3 million in the comparable to period of 2002 due to increased staffing and additional costs incurred in connection with acquiring and managing additional properties.

        Depreciation, relating primarily to our headquarters and corporate aircraft, of $0.8 million for the year ended December 31, 2003 was comparable to the year ended December 31, 2002.

        Interest expense of $0.4 million for the year ended December 31, 2003 decreased slightly from $0.5 million for the year ended December 31, 2002.

Liquidity and Capital Resources

        Prior to our initial public offering, short-term liquidity requirements had been satisfied through existing working capital, cash provided by operations and contributions from Gary M. Holloway, Sr. Subsequent to our initial public offering, our existing working capital and cash provided by operations, together with amounts available to us under a new $150.0 million revolving credit facility obtained by our operating partnership on November 8, 2004, are expected to be sufficient to meet our short-term liquidity requirements.

        Availability under the credit facility is limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool as of the end of the previous quarter (which in no event may contain fewer than five student housing properties) and 50% of the annualized value of our cash flow from our management of military housing privatization projects and student housing properties in the previous quarter. GMH Communities Trust serves as guarantor for the credit facility. Advances under the credit facility bear interest, at the election of the borrower, at a Eurodollar rate based on LIBOR or a base rate based on the prime rate announced by Bank of America, N.A., as the administrative agent of the facility, plus an "Applicable Rate," ranging from 1.50% to 2.00% for Eurodollar rate loans or 0.625% to 1.375% for base rate loans. The Applicable Rate is determined by the leverage ratio of all liabilities to total asset value of the Company. In connection with this new revolving credit facility, we have certain corporate level financial covenants.

        As of December 31, 2004, we had not drawn any funds from the credit facility. Upon payment of our fourth quarter 2004 dividend to common shareholders in January 2005, we were in technical violation of a covenant under the facility that restricted us from distributing greater than 95% of our funds from operations per share to our shareholders. In addition, we were required under the terms of the credit facility to reduce the aggregate amount of our variable-rate indebtedness below a maximum threshold of 30% no later than February 8, 2005; however we were unable to meet this requirement until February 24, 2005, when we completed a refinancing that replaced variable-rate indebtedness covering seven of our student housing properties with fixed rate indebtedness. As a result, we were technically in default of this variable-rate debt covenant under the facility from February 8, 2005 through February 23, 2005. We did not receive notice of default with respect to either of these covenants from the lenders under the facility, and were permitted to draw $105.0 million under the facility on March 10, 2005. On March 23, 2005, we repaid $45.0 million of this balance. On March, 31, 2005, we obtained a formal waiver from our lenders with respect to each of these restrictive covenants. In addition, we agreed with our lenders that the maximum level of distributions from our funds from operations per common share with respect to the fiscal year 2005 will be increased from 95% to 110%. As a result of these waivers, we were in compliance with all applicable financial covenants under the facility as of the date of this report.

        As of the date of this report, we had $60.0 million in funds outstanding on the facility, bearing an interest rate at a Eurodollar rate based on 30-day LIBOR at 2.77% and an applicable rate of 1.75%, for a total interest rate of 4.52%. This rate expires on April 11, 1005, at which point we may repay the loan or reset the interest rate under a new 30, 60 or 90-day Eurodollar rate or elect a base rate. As of the date of this report, $90.0 million was available under the facility.

        We will elect to be treated as a REIT for federal income tax purposes when we file our tax return relating to the fiscal year ended December 31, 2004, which we will file with the IRS in September 2005 pursuant to an extension granted in March 2005. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis. Therefore, except as discussed below, as a general matter, a substantial portion of cash generated by our operations will be used to fund distributions to shareholders and holders of limited partnership interests in our operating partnership, and will not be available to satisfy our liquidity needs.

        Future distributions will be declared at the discretion of our board of trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other such factors as our board of trustees deems relevant. We expect that for some period following our initial public offering, our cash flow from operations will be insufficient to fund this distribution and distributions in the future. Therefore, we expect to rely on third party debt financing in order to fund these distributions and other capital needs or our board of trustees may choose to pay a lower distribution. Any indebtedness we incur will increase our leverage and decrease our ability to borrow money for other needs, such as acquisition or development of properties.

        As of December 31, 2004, 23 of our properties, our corporate headquarters, our corporate aircraft and other assets were encumbered by notes payable aggregating $370.0 million and secured by first liens on the individual assets with an aggregate cost basis of approximately $451.9 million before accumulated depreciation. In February 2005, we sold our interests in the entity that owned our corporate aircraft to Gary M. Holloway, Sr., our chairman, president and chief executive officer, which resulted in the transfer of an aggregate of approximately $4.2 million of indebtedness on the corporate aircraft back to Mr. Holloway. Our notes payable have a weighted-average interest rate of 4.65% and mature at various dates between August 2005 and August 2014 and require monthly payments of principal and interest or monthly payments of interest only. The table below sets forth for the five succeeding years and thereafter the aggregate annual principal payments due and the weighted-average interest rate of our notes payable.

Annual Principal Payments
(in thousands)
2005	$10,486
2006	5,269
2007	192,824
2008	4,744
2009	34,103
2010 and thereafter	122,581

$370,007

        Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs may include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real property taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses and (v) future distributions to shareholders and partners of our operating partnership. In addition, we will require funds in connection with our anticipated acquisitions of additional student housing properties. We intend to fund the equity portion of the purchase price for these additional student housing properties by using funds from our credit facility, or from available cash from operations. In addition, we may leverage our student housing properties in order to have additional cash available to fund the purchase price of additional student housing properties. If we do not have the cash needed to fund our anticipated student housing property acquisitions available from our credit facility or from operations, we will be required to raise cash through private or public offerings of additional common or preferred equity or debt.

        With regard to our military housing privatization projects, we made a $10.6 million equity contribution in November 2004 relating to our Navy Northeast project and have contractually committed to contribute an aggregate of $2.0 million in 2006 to our Fort Hamilton project, $5.9 million in 2007 to our Walter Reed Army Medical Center/Fort Detrick project, $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project, and $3.6 million in 2011 for our Fort Eustis/Fort Story project; and we expect to commit $6.3 million in 2011 for our Fort Bliss/White Sands project. These equity contributions fund the development, construction and renovation of housing units at these bases during their respective initial development periods. With regard to our currently owned student housing properties, we do not have any short-term capital commitments.

        Typically, we are reimbursed for certain payroll expenses relating to the student housing properties we manage for third parties, for certain costs we incur after we are awarded a military housing privatization project until we enter into agreements for the project and for transition costs we incur shortly before initiation of our management of a military housing privatization project. However, we are required to fund these costs prior to the time we receive the reimbursements. Typically, Army and Navy projects require approximately $1.0 million to $7.0 million in costs associated with transition and exclusive negotiations, depending on the size of the project. The expenditures typically begin 12 months prior to closing the military housing privatization project. Accordingly, these timing differences add to our short-term liquidity needs.

        Long-term liquidity requirements consist primarily of amounts necessary to fund scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically at our properties, and the costs associated with acquisitions of student housing properties and awards or acquisitions of military housing privatization projects that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including existing working capital, cash provided by operations, long-term mortgage indebtedness, owner contributions and sales of properties. We now expect our long-term liquidity requirements to be satisfied primarily through cash generated by operations that is not used to fund distributions and external sources of debt and equity capital, including public capital markets as well as private sources of capital.

        If cash flows from any of our military housing privatization projects are insufficient to meet the coverage ratios or benchmarks entitling us to receive fee payments, any unpaid fees will accumulate and be subsequently paid from operations or upon dissolution of the projects to the extent that funds are available and the applicable thresholds are met. If these thresholds are not met, we will not have access to certain of the fees we have earned. The unavailability of these funds would materially impact our ability to meet our short-term and long-term liquidity needs.

        We will be required to make equity contributions at the beginning of the initial development period for typical Navy transactions and at the end of the initial development period for typical Army transactions. If cash flow is insufficient, any unpaid equity returns will accumulate as specified in the applicable project agreement and subsequently be paid from operations or upon dissolution of the projects to the extent the funds are available. Based on our current expectations regarding the terms of the debt funding for our military projects, we expect that the projects will generate sufficient cash flows to fund the reinvestment account and pay anticipated equity returns.

Contractual Obligations

        The following table summarizes our contractual obligations, as well as obligations under certain contracts we consider probable of completion as of December 31, 2004 for the five succeeding years and thereafter, in the aggregate.

Contractual Obligations(1)	2005	2006	2007	2008	2009	Thereafter	Total
Notes payable(2)	$10,486	$5,269	$192,824	$4,744	$34,103	$122,581	$370,007
Acquisitions of properties(3)	82,700	—	—	—	—	—	82,700
Equity contribution(4)	—	2,000	5,900	—	—	17,900	25,800
Employment agreements	975	975	975	—	—	—	2,925

	$94,161	$6,244	$195,799	$10,644	$34,103	$140,481	$481,432

(1)
Excludes individual contractual obligations with a value of less than $25,000, contractual obligations relating to our operations that may be terminated with notice of one month or less and contractual obligations for which we expect to be reimbursed.

(2)
Represents scheduled payments of principal. Includes indebtedness associated with notes payable relating to the corporate aircraft that we acquired in connection with our initial public offering. We sold our interests in the entity that owns the aircraft back to Gary M. Holloway, Sr. in February 2005, at which time there was approximately $4.2 million of indebtedness remaining on the aircraft.

(3)
Represents the contractual obligations to purchase six student housing properties and an undeveloped parcel of land that we had under agreement of sale as of December 31, 2004.

(4)
Represents contractual commitments to fund equity contributions to military housing privatization projects, including those projects that are currently under exclusive negotiation.

Cash Distribution Policy

        We expect to qualify as a REIT under the Code commencing with the taxable year ended on December 31, 2004. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute our REIT taxable income to our shareholders, but the taxable income generated by our taxable REIT subsidiaries will be subject to regular corporate income tax. We intend to make at least the minimum distributions required to maintain our REIT qualifications under the Code. Holders of units of limited partnership interest in our operating partnership will also be entitled to distributions of the cash equivalent to dividends per share paid to our common shareholders.

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

Risk Factors

        An investment in our common shares or other securities involves a number of risks. The risks described below represent the material risks you should carefully consider before making an investment decision. If any of these risks occurs, our business, financial condition, liquidity and results of operations could be materially and adversely affected, in which case the price of our securities could decline significantly and you could lose all or a part of your investment.

Risks Relating to Our Business and Growth Strategy

We commenced operations through our operating partnership in July 2004, have a limited history of operating and owning our student housing properties and military housing privatization projects, and therefore may have difficulty in successfully and profitably operating our business.

        We have only recently commenced operations through the acquisition of our student housing properties, military housing privatization projects and agreements to manage student housing for others by our operating partnership in connection with our initial public offering and the related formation transactions as described in the section titled "Our Business—Formation Transactions" under Part I, Item 1 of this report. As a result, we have a limited operating history and limited experience in owning these student housing properties and military housing projects. Furthermore, all of our student housing properties and military housing privatization projects we own as of the date of this report were acquired within the past two years by GMH Associates and we have limited operating histories for these properties under our current management. Consequently, our historical operating results and the financial data set forth in this report may not be useful in assessing our likely future performance. We cannot assure you that we will be able to generate sufficient net income from operations to make distributions to our shareholders.

We expect to experience rapid growth in our student housing and military housing businesses and may not be able to adapt our management and operational systems to respond to the acquisition and integration of additional properties and privatization projects without unanticipated disruption or expense.

        We only recently acquired our initial student housing properties and military housing privatization projects and expect to continue to acquire additional student housing properties and military housing privatization projects on a rapid basis.

        As a result of this rapid growth of our properties portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire or retain sufficient operational staff to integrate these student housing properties and military housing privatization projects into our portfolio and manage any future acquisitions of additional student housing properties or military housing privatization projects without operating disruptions or unanticipated costs. Our failure to successfully integrate any future property acquisitions, student housing property management contracts or military housing privatization projects into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.

We anticipate that our cash flow from operations will initially be insufficient to fund our expected distributions to our shareholders, and therefore expect to borrow funds in order to make these distributions.

        We expect that for some period in the future, our cash flow from operations will be insufficient to fund our distributions to shareholders. As a result, we expect to rely on third-party debt financing, including funds from our credit facility, in order to fund a portion of our projected dividend distributions during the 12 months ending December 31, 2005 and our other capital needs. This indebtedness will increase our leverage and decrease our ability to borrow money for other needs, such as the acquisition or development of properties. We expect that approximately 35% of our estimated distributions for the year ending December 31, 2005, as described in "Dividend Policy and Distributions" under Part II, Item 5 of this report, will represent a return of capital for federal income tax purposes.

We expect our real estate investments to be concentrated in student housing and military housing, making us more vulnerable to economic downturns in these housing markets than if our investments were diversified across several industry or property types.

        We expect to qualify as a REIT and, accordingly, we will invest primarily in real estate. Within the real estate industry, we intend to acquire and manage student housing properties, and to develop, construct, renovate and manage military housing properties. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest primarily in student and military housing properties. A downturn in the student or military housing markets could negatively affect our ability to lease our properties to new student residents and our ability to profitably operate our military housing privatization projects or obtain new privatization projects. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of the student and military housing markets.

If we are unable to successfully perform our obligations under our current student housing property management agreements and current military housing privatization projects, our ability to execute our business plan and our operating results could be adversely affected.

        We cannot assure you that we will be able to successfully manage our student housing properties, or develop, construct, renovate and manage the military housing properties under our privatization projects, or that we will be able to perform our obligations under our current student housing property management agreements or military housing privatization projects. If we are unable to do so, we may be unable to execute our business plan, which could have a material adverse effect on our operating results and financial condition and our ability to make distributions to our shareholders.

We have agreed with Vornado Realty L.P. that our activities will satisfy certain requirements. If we are unable to satisfy these requirements we could be liable for substantial amounts.

        In connection with the investment by affiliates of Vornado Realty L.P. in our operating partnership and the issuance of a warrant, we and our operating partnership have agreed to certain restrictions regarding our activities and assets and the activities and assets of our operating partnership. If we breach any of these agreements, and, as a result, Vornado Realty L.P. or any of its permitted transferees under the warrant that have made a REIT election fails to maintain its qualification as a REIT or otherwise incurs liability for any tax, penalty or similar charges, we and our operating partnership could be exposed to substantial liability for damages attributable to our breach. See "Our Business—Our Agreements with Vornado Realty L.P. and its Affiliates Restrict our Activities" under Part I, Item 1 of this report.

Our debt service reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

        As of December 31, 2004, our total consolidated indebtedness was approximately $370.0 million. Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our businesses or pay distributions that are necessary to maintain our REIT qualification. We have established no limit on the amount of indebtedness that we may incur. Pursuant to our credit facility, however, our ability to draw down funds under the facility is subject to restrictions on the amounts of indebtedness that we may incur in the future. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

  •
  our cash flow may be insufficient to meet our required principal and interest payments;

  •
  we may be unable to borrow additional funds as needed or on favorable terms;

  •
  we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

  •
  we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

  •
  we may default on our obligations, which may result in a cross-default on our other obligations, and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases; and

  •
  foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

We are subject to risks associated with the general development of housing properties, including those associated with construction, lease-up, financing, real estate tax exemptions, cost overruns and delays in obtaining necessary approvals, and the risk that we may be unable to meet schedule or performance requirements of our contracts.

        We intend to continue to acquire and manage student housing properties, and to develop, construct, renovate and manage military housing properties under our privatization projects, in accordance with our business plan. We also may develop student housing properties in the future. These activities may include the following risks:

  •
  construction/renovation costs of a property may exceed original estimates, possibly making the development uneconomical;

  •
  occupancy rates and rents at newly completed student housing properties or military housing properties may be insufficient to make the properties profitable to us or to provide sufficient cash flows to fund future development, construction or renovation periods;

  •
  acceptable financing may not be available on favorable terms for development or acquisition of a property;

  •
  leasing of a property may take longer than expected;

  •
  development efforts may be abandoned;

  •
  obtaining real estate tax exemptions acceptable to the DoD; and

  •
  new construction may not be completed on schedule, resulting in increased debt service expense and development costs, delayed leasing and possible termination of our management contracts (particularly with respect to our military housing privatization projects).

        In addition, any new development or management activities, regardless of whether or not they are ultimately successful, typically will require a substantial portion of the time and attention of our management. Development and management activities are also subject to risks relating to the inability to obtain, or delays in obtaining, the necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.

        The development and operation of real estate projects entails certain risks, including risks that costs of a project may exceed original estimates, and that the project will fail to conform to building plans, specifications and timetables, which may in turn be affected by strikes, weather, government regulations and other conditions beyond our control. In addition, we may become liable for injuries and accidents occurring on our properties and for environmental liabilities related to our property sites.

Our management has little prior experience operating a REIT or a public company. These limitations may impede the ability of our management to execute our business plan successfully and operate our business profitably.

        Our management has little prior experience in operating a REIT or in managing a publicly owned company, or managing growth at the levels we expect to see in the near future. We cannot assure you that the operating performance of our student housing properties and military housing projects will not decline under our management. We may be unable to hire additional personnel on a timely basis. Therefore, you should be especially cautious in drawing conclusions about the ability of our management team to execute our business plan.

Our predecessor entities have a history of incurring losses, and we may incur losses in the future.

        For the period from January 1, 2004 through November 1, 2004, the date before we acquired the assets of our predecessor entities in connection with the closing of our initial public offering on November 2, 2004, our predecessor entities experienced a net loss of $37.3 million. This loss resulted principally from compensation expenses that were attributed to us as a result of profits interests payments and employee bonuses paid by Gary M. Holloway, Sr., our chairman, president and chief executive officer, in connection with our initial public offering. If our student housing and military housing businesses do not generate sufficient revenue from operations to maintain profitability, we may be unable to make distributions to our shareholders.

Specific Risks Related to Our Student Housing Business

Virtually all of our student housing leases, which typically have a 12-month lease term, will become subject to renewal with existing student residents or lease-up with new student residents during the two months of July and August of each year, which coincides with the start of the academic year at colleges and universities. If we are unable to renew or lease-up our student housing properties prior to the start of the academic year, our chances of leasing these properties during subsequent months is reduced, and correspondingly, our rents and operating results will be adversely affected.

        As a result of the student demand for rental housing during the two months prior to the beginning of the academic year at colleges and universities, which typically lasts from July through August, we generally lease our student housing properties to students under 12-month leases during this period. During this lease-up period, we typically will execute the majority of our leases for student housing units and therefore are dependent on the effectiveness of the marketing efforts of our on-site management teams. Because the terms of these leases will end at, or near the same time, we must re-lease the majority of our student housing units during this limited timeframe. If our marketing and leasing efforts are unsuccessful during this limited lease-up period, we may be unable to lease a substantial majority of our student housing units. Consequently, the failure to adequately market and lease-up our properties could have a material adverse effect on our operating results and financial condition.

We face significant competition from university-owned on-campus student housing, from other off-campus student housing properties and from traditional multi-family housing located near colleges and universities.

        On-campus student housing has certain inherent advantages over off-campus student housing in terms of physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than we and other private owners and operators can. We also compete with national and regional owner-operators of off-campus student housing in a number of markets, as well as with smaller local owner-operators.

        Currently, the industry is fragmented with no participant holding a significant market share. We compete directly with a number of student housing complexes that are located near or in the same general vicinity of many of our properties. These competing student housing complexes may be newer than our properties, located closer to campus, charge less rent, possess more attractive amenities or offer more services or shorter terms or more flexible leases.

        Rental income at a particular property could also be affected by a number of other factors, including the construction of new on-campus and off-campus residences, increases or decreases in the general levels of rents for housing in competing communities, increases or decreases in the number of students enrolled at one or more of the colleges or universities in the property's market and other general economic conditions.

        We believe that a number of other large national companies with substantial financial and marketing resources may be potential entrants in the student housing business. The entry of one or more of these companies could increase competition for students and for the acquisition, development and management of other student housing properties.

Our student housing operations may be adversely affected by changing university admission and housing policies and our inability to maintain relationships with local colleges and universities.

        A change in university admission policies could adversely affect our ability to lease our student housing properties. For example, if a university reduces the number of student admissions or requires that a certain class of students (e.g., freshmen) live in a university-owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline. We may be unable to modify our marketing efforts to compensate for a change in a college's or university's admission policy prior to the commencement of the annual lease-up period or any additional marketing efforts may be unsuccessful.

        In addition, our ability to successfully lease our student housing properties depends on a number of factors, including maintaining good relationships with college and university communities (especially in connection with colleges and universities referring students to us) and our continued ability to attract student residents to our properties. Many colleges and universities assist their students in the identification of attractive student-friendly off-campus housing through the distribution of off-campus property materials and the recommendation of college- and university-approved off-campus housing properties on their websites. If colleges and universities change their policies on recommending off-campus student housing to their students, or cease distribution of off-campus student housing marketing materials to their students, our ability to attract student residents to lease and collect rents on our student housing properties could be adversely affected. Consequently, the failure to maintain relationships with local colleges and universities could have a material adverse effect on our student housing business.

We may be unable to successfully acquire and manage student housing properties on favorable terms.

        Our future growth is dependent upon our ability to successfully acquire new properties on favorable terms. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and integration risks. Newly acquired properties may not perform as expected and may have characteristics or deficiencies unknown to us at the time of acquisition. There can be no assurance that future acquisition opportunities will be available to us on terms that meet our investment criteria or that we will be successful in capitalizing on such opportunities. Our ability to capitalize on such opportunities will be largely dependent upon external sources of capital that may not be available to us on favorable terms, or at all.

        Our ability to acquire properties on favorable terms and successfully operate them may be exposed to the following significant risks:

  •
  potential inability to acquire a desired property because of competition from other real estate investors;

  •
  competition from other potential acquirers may significantly increase a property's purchase price;

  •
  we may be unable to finance an acquisition on favorable terms or at all;

  •
  we may have to incur significant capital expenditures to improve or renovate acquired properties;

  •
  we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

  •
  market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

  •
  we may acquire properties subject to liabilities but without any recourse, or with only limited recourse, to the sellers, or with liabilities that are unknown to us, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of our properties and claims for indemnification by members, directors, officers and others indemnified by the former owners of our properties.

        Our failure to finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, could adversely affect our financial condition and results of operations.

The lenders of certain non-recourse indebtedness that we assume could have recourse against us for the full amounts of their loans under certain circumstances.

        As of December 31, 2004, we had $370.0 million in aggregate principal amount of debt secured by our properties and certain corporate assets. In general, mortgage debt is non-recourse to the respective borrower and will be non-recourse to us. However, the terms of each of the loans to which the mortgage debt relates include provisions that enable the lender to have recourse to the borrower generally if the borrower misrepresented certain facts or committed fraud. If one or more of the borrowers under these loans that we will assume commits the acts described above, the lenders could have recourse against us for the full amount of the mortgage debt outstanding under their loans, which could adversely affect our liquidity and financial condition.

Specific Risks Related to our Military Housing Business

We rely on key partners and contractors in connection with the construction and development of our military housing privatization projects, and our inability to maintain these relationships or to engage new partners or subcontractors under commercially acceptable terms to us could impair our ability to successfully complete the construction and development of our military housing projects and to obtain new military housing privatization projects.

        We are dependent upon our relationships with partners and subcontractors in connection with the construction, renovation and development of our military housing privatization projects. Particularly, our management team has relationships with Centex Construction Company, Inc. and The Benham Companies. Subject to the terms of our agreements with these construction, renovation and design partners and contractors, both Centex and Benham provide services to us for those military housing privatization projects in which they are involved. To the extent that we are unable to maintain our relationships with these partners and contractors or to engage new partners and contractors under commercially acceptable terms to us, our ability to complete a project in a timely fashion, or at a profit, may be impaired. If the amount we are required to pay for these services exceeds the amount we have estimated in bidding for military housing privatization projects or other fixed-price work, we could experience losses in the performance of these projects. In addition, if a partner or subcontractor is unable to deliver its services according to our negotiated terms with them for any reason, including the deterioration of its financial condition, another subcontractor must be obtained to perform the services, potentially at a higher price. This may result in the significant delay or additional costs associated with performance under our military housing privatization projects, the adverse effect on our operating results through a reduction in the profit to be realized, or the recognition of a loss on a project for which the services were needed. In addition, if we are unable to successfully manage the provision of services by our partners and contractors, we may not be awarded future military housing projects.

We are subject to the risks associated with being a government contractor, such as the government's discontinuance of federal funding for some or all of its military housing privatization projects and our ability to win new military housing privatization projects through a competitive bidding process.

        We are subject to risks associated with government contracting. The DoD, pursuant to its authority granted under the 1996 National Defense Authorization Act, has approved, as of March 11, 2005, the award of military housing projects to private owners with respect to 56 projects, and the future award of an additional 56 projects. In addition, any Congressional action to reduce budgetary spending by the DoD could limit the continued funding of these private-sector projects and could limit our ability to obtain additional privatization projects, which would have a material adverse effect on our business. The risks of government contracting also include the risk of civil and criminal fines and the risk of public scrutiny of our performance at high profile sites.

        In addition, privatization projects are currently awarded pursuant to a competitive bidding process, which differs procedurally with respect to each U.S. military branch. Generally, after a proposed site has been identified by a military branch for privatization, prospective companies must submit a proposal complying with specified guidelines demonstrating that the company will be able to successfully complete the project in accordance with the government requirements. The project winner is awarded the exclusive right to develop, construct, renovate and manage family housing at a military base throughout the duration of the ground lease, typically for a 50-year period. The competition pursuing privatization projects currently consists of a small, distinguished list of national and international developers, owners and operators of commercial and residential real estate. We cannot predict whether the number of companies that we compete against for the award of privatization projects will increase significantly in the future, or that we will be able to effectively compete against other private owners for projects awarded in the future.

        The termination of the DoD's authority to grant private sector privatization projects, the reduction of government funding for such projects and our inability to effectively compete for the award of future projects could have a material adverse effect on our military housing business, and correspondingly, on our operating results and financial condition.

If a military base for which we own and operate a military housing privatization project experiences a reduction of troops or is closed under Base Realignment and Closure, or BRAC, our operating revenues from the project and the value of our equity interest in the project may be reduced.

        We cannot assure you that the military bases where we have military housing projects will remain active or that their functions and/or staffing levels will not be materially reduced such that we will be unable to lease military housing units to members of the U.S. military. The DoD has, from time to time, closed military bases, and realigned and/or reduced the functions and staffing levels at certain bases.

        As part of the DoD's substantial reduction in the size of the U.S. military following the end of the Cold War, the federal government undertook four rounds of BRAC beginning in 1988, and again in 1991, 1993 and 1995. The fifth round of BRAC began in 2004 and may culminate in the latter half of 2005 with a list of additional bases recommended for realignment or closure. The BRAC law sets out a process that includes specific dates for government action and the creation of an independent commission appointed by the President. This commission analyzes the list of proposed bases provided by the DoD and makes recommendations to the President regarding the list. The final list of bases subject to BRAC should, if the full process proceeds as set forth in the Defense Base Closure and Realignment Act of 1990, as amended, be completed by the end of 2005.

        If a base for which we maintain a privatization project is identified for realignment or closure, our main source of tenants, members of the U.S. military and their families, will not continue to require housing at or near the base, resulting in a decreased rental revenue stream. This in turn may jeopardize our ability to collect future fees, and the value of our equity interest in the project could be adversely affected due to a reduction in its scope, to the extent that we are unable to re-lease any vacant units.

        In addition, it is inherent in the nature of military service that each and every member of the U.S. military may be deployed and stationed away from a particular base for an extended period of time or permanently be reassigned to another base. As a result of such absences, dependents may move out of military housing facilities resulting in vacant housing units to be managed and re-leased by us. Typical military housing lease agreements, which have a one-year lease term and continue month-to-month thereafter, provide that a military resident may terminate a lease and be released from any further obligations under the lease upon receipt of orders requiring the resident to be deployed or temporarily or permanently stationed away from the base for more than 90 days by providing us with proof of orders and an appropriate letter from the resident's commanding officer. If we are unable to re-lease these vacant units, the rental revenues derived from the project will decrease, and we may be unable to appropriately fund our continuing obligations, including, but not limited to, construction and renovation of units throughout the term of the project. We also may be unable to receive the projected, or any, return on our investment in the project.

        If there are significant numbers of base closures, force reductions or troop deployments that affect our existing military housing projects, we may be unable to achieve the anticipated operating revenues to be derived from these projects and our results of operations may be adversely affected.

If Congress does not approve appropriations each year relating to the provision of the BAH paid to members of the U.S. military, which is the primary source of rental revenues under our military housing privatization projects, or if BAH were eliminated, our operating revenues and projected returns on investments from our military housing projects would be significantly reduced.

        Each year Congress must appropriate a budget for BAH for all of the branches of the U.S. military. We cannot assure you that such appropriations will be made in any given year, the appropriation each year will occur on a timely basis, or the amount of BAH appropriated will be sufficient to keep up with escalations in cost of living expenses. Moreover, we cannot assure you that the method of calculation, timing of payment, analysis of comparable market rents, cost of living increases or other issues affecting the amount and receipt of BAH by members of the U.S. military will not change from time to time, with possible material adverse consequences for the amount of operating revenues generated by our military housing projects. The foregoing description of BAH is based on current law and DoD procedures. Congress can change the law and the DoD can revise its procedures at any time. We cannot assure you that such changes will not be made and, if changes are made, such changes may have a material adverse effect on the level of our operating revenues generated by our privatization projects.

The joint ventures that own our military housing privatization projects have high leverage ratios which could cause us to lose cash flows and our investments in those projects if the joint ventures are unable to pay their debt service obligations.

        Typically, up to 90% of the capitalization of the joint ventures that own our military housing privatization projects is debt, which is not required to be consolidated with our operations and therefore is not reflected on our balance sheet. As a result of the high leverage ratios of these joint ventures, reductions in their revenues could impair their ability to service their debt. For example, if the BAH paid to members of the U.S. military is reduced, the personnel is reduced at the bases where our projects are located or these bases are closed, the revenue generated by these joint ventures could decrease. If any of these joint ventures cannot service its indebtedness, we would not be paid our development, construction, renovation and/or management fees, which would adversely affect our operating results. We also could lose our entire equity and other investment in the project, which could adversely affect our financial condition.

Our ability to earn development, construction/renovation and management fees, including related incentive fees, depends on the joint ventures that own our military housing privatization projects achieving specified operating milestones and thresholds.

        The joint ventures that own our military housing privatization projects derive substantially all of their revenues from the BAH of their tenants. This revenue is then paid out by the joint ventures according to a distribution "waterfall" plan set forth in the joint ventures' governing documents. Other than the standard management fee we earn, which is typically 2% to 3% of the BAH-related project revenues, and other disbursements, such as routine maintenance, utilities, taxes and insurance, no funds are available to be paid out to us until the joint ventures' debt service obligations are satisfied. Thereafter, we only earn incentive management fees, preferential and other returns and on-going construction/renovation and development fees if the joint venture achieves operating milestones and thresholds specified in their governing documents. We cannot assure you that the joint ventures will achieve these operating milestones and thresholds, or that if the joint ventures achieve these milestones and thresholds, that funds will remain to pay incentive management fees, preferential and other returns and on-going construction/renovation and development fees. If the joint ventures fail to achieve these milestones and thresholds or, if funds are not available to pay incentive management fees, preferential and other returns and on-going construction/renovation and development fees, the operating results of our military housing business will suffer.

If we are unable to close the military housing privatization projects that are under exclusive negotiations with the U.S. military, we would be unable to recover any costs incurred during this exclusivity period.

        When we are initially selected for a military housing privatization project through the bidding process, we receive only the right to enter into exclusive negotiations with the applicable U.S. military branch, and the award of the project to us is subject to final approval from the U.S. military branch and Congress. During this exclusivity period, which typically lasts between six months to one year, we will develop and present our plans to develop, construct, renovate and manage the project and may incur significant costs during this process. These costs include, among other things, surveyors, equipment, vehicles, on-site personnel salary and wages, inventory, and office and administrative set-up costs.

        We cannot assure you that we will receive final approval from Congress on the award of any projects currently under exclusive negotiations, or that the U.S. military branch will not decide to award the project to a competitor at the end of our exclusive negotiations. If we do not receive final approval on the award of the project to us from the U.S. military branch or Congress, we may be unable to recover all of the costs that we have incurred during the exclusivity period through our general military housing operations. For example, in December 2001, one of our predecessor entities was awarded the right for exclusive negotiations with the Department of the Navy on the Stewart Terrace project located in New Windsor, New York. After 18 months and our spending in excess of $1.1 million in costs during this exclusivity period, the mutual decision was made by the Department of the Navy and us not to pursue the project due to unfavorable market conditions. We did not recover any of the $1.1 million in costs that we had incurred in connection with this project. In addition, we anticipate that by the time of the projected closing for the military housing privatization project that is currently in exclusive negotiations, Fort Bliss/White Sands Missile Range, we will have spent approximately $2.5 million in costs, some or all of which we may not recover if we do not receive final approval on the award of these project. Our failure to recover costs that we incur in connection with military housing privatization projects that are under exclusive negotiations may cause the operating results of our military housing business to be adversely affected.

Risks Relating to Our Organization and Structure

Our board of trustees may authorize the issuance of additional shares that may cause dilution.

        Our declaration of trust authorizes our board of trustees, without shareholder approval, to:

  •
  amend the declaration of trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class that we have the authority to issue;

  •
  authorize the issuance of additional common or preferred shares, or units of our operating partnership which may be convertible into common shares; and

  •
  classify or reclassify any unissued common shares or preferred shares and to set the preferences, rights and other terms of such classified or reclassified shares, including the issuance of preferred shares that have preference rights over the common shares with respect to dividends, liquidation, voting and other matters or common shares that have preference rights with respect to voting.

        The issuance of additional shares could be substantially dilutive to our existing shareholders.

Our board of trustees may approve the issuance of a class or series of common or preferred shares with terms that may discourage a third party from acquiring us.

        Our board of trustees may classify or reclassify any unissued common or preferred shares and establish the preferences and rights (including the right to vote, participate in earnings and convert into common shares) of any such preferred shares. Thus, our board of trustees could authorize the issuance of a class or series of common or preferred shares with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the common shares might receive a premium for their shares over the then current market price of our common shares.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit your recourse in the event of actions taken that are not in your best interests.

        Our declaration of trust authorizes us and our bylaws require us to indemnify and advance expenses to our trustees and officers for actions taken by them in those capacities to the fullest extent permitted by Maryland law. In addition, our declaration of trust limits the liability of our trustees and officers for money damages, except for liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.

        As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist.

Our ownership limitations may restrict business combination opportunities.

        To qualify as a REIT under the Code, no more than 50% of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain types of entities) during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT qualification, our declaration of trust prohibits, subject to certain exceptions, direct or indirect ownership (including by virtue of applicable constructive ownership rules) by any person of more than 7.1% of our outstanding common shares (as determined by reference to number or value, whichever is more restrictive), other than (i) Gary M. Holloway, Sr. and certain related persons, who are permitted in the aggregate to own up to 20% of the number or value of our outstanding common shares, whichever is more restrictive, (ii) Steven Roth and certain related persons, who are permitted in the aggregate to own up to 8.5% of the number or value of our common shares, whichever is more restrictive and (iii) Vornado Realty L.P., certain persons related to Vornado Realty L.P., certain of transferees or assignees of Vornado Realty L.P. or related persons and affiliates of such transferees or assignees, to which no ownership limit applies. Generally, common shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. The definition of "person" in our declaration of trust is broader than the definition of "individual" that applies under the Code for purposes of the REIT qualification requirement that no more than 50% of our outstanding shares of beneficial interest be owned, directly or indirectly, by five or fewer individuals. As a result, our declaration of trust will prohibit share ownership in some circumstances where the ownership would not cause a violation of the REIT ownership requirement. Any transfer of our common shares that would violate the ownership limitation under our declaration of trust will be null and void, and the intended transferee will acquire no rights in such shares. Instead, such common shares will be designated as "shares-in-trust" and transferred automatically to a trust effective on the day before the purported transfer of such shares. The beneficiary of a trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then current market price or which such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 7.1% in number or value, whichever is more restrictive, of our outstanding common shares.

Gary M. Holloway, Sr., our president, chief executive officer and chairman of our board of trustees, and other trustees and executive officers may experience conflicts of interest in connection with their ownership interests in our operating partnership.

        Certain of our executive officers and trustees, including Gary M. Holloway, Sr., may experience conflicts of interest relating to their ownership interests in our operating partnership and their ownership interests in certain student housing properties for which we have agreements to provide management services. With regard to ownership interests in our operating partnership, as of December 31, 2004, Mr. Holloway beneficially owned a 28.2% limited partnership interest in our operating partnership and our other executive officers collectively owned a 2.9% limited partnership interest in our operating partnership. In addition, in connection with Mr. Holloway's contribution of a student housing property upon completion of our initial public offering, we agreed to maintain at least $40.0 million of indebtedness to enable Mr. Holloway to continue to defer the taxable gain on his sale of this property to our operating partnership. Conflicts may arise as a result of these persons' ownership interests in our operating partnership to the extent that their interests as limited partners diverge from the interests of GMH Communities Trust, particularly with regard to transactions, such as sales of assets or the repayment of indebtedness, that could be in the best interests of GMH Communities Trust and its shareholders but may have adverse tax consequences to the limited partners in our operating partnership.

Gary M. Holloway, Sr. may have conflicts of interest as a result of his ownership of an entity that provides services to us, leases space from us and to which we will provide property management consulting services.

        Mr. Holloway owns a 100% equity interest in GMH Capital Partners, LP, an entity that provides property management and real estate brokerage services for office, retail, industrial, multi-family and corporate properties as well as general contracting and construction management services and acquisition, disposition and development services. GMH Capital Partners, LP is not contractually prohibited from competing with us and engages in the management of certain student housing properties. As of December 31, 2004, we provided consulting services to GMH Capital Partners, LP relating to property management services that GMH Capital Partners provides for five student housing properties. In addition, GMH Capital Partners, LP leases space in our corporate headquarters, which we acquired in connection with our initial public offering. As a result of the ongoing ownership interests that Mr. Holloway will own in GMH Capital Partners, LP, there may be conflicts of interest with regard to the terms that we enter into pursuant to our management agreements for these properties, and terms under our lease to GMH Capital Partners, LP. In addition, we may engage GMH Capital Partners, LP to provide certain of its services for us.

Certain of our executive officers and our trustees may have conflicts of interest as a result of their profits interests in a student housing property for which we provide management consulting services.

        Mr. Holloway, and our other executive officers, including Bruce F. Robinson, who is also one of our trustees, may experience conflicts of interest with respect to profits interests that they currently hold in a student housing property that we do not own but for which we currently provide management consulting services. Specifically, Mr. Holloway currently owns a 20% equity interest in the limited partnership that, through a joint venture, owns The Commons, a student housing property located near Auburn University in Alabama and our executive officers and certain of their affiliates collectively hold profits interests totaling 37.4% of the gain, if any, realized by, Mr. Holloway upon sale of the property. The conflicts of interest resulting from our executive officers continuing ownership interests in this student housing property could adversely affect our business to the extent that our trustees' and executive officers' interests in this property diverge from the interests of GMH Communities Trust. Also, Mr. Holloway, Mr. Robinson and our executive officers may have conflicts of interest with regard to the terms under the management consulting agreement that covers The Commons.

Because Gary M. Holloway, Sr. owns a significant number of units in our limited partnership, he may be able to exert substantial influence on our management and operations, which may prevent us from taking actions that may be favorable to our shareholders.

        As of December 31, 2004, Gary M. Holloway, Sr. beneficially owned 28.2% of the outstanding units of limited partnership interest in our operating partnership. If the maximum number of units redeemable for our common shares by Mr. Holloway were actually redeemed, Mr. Holloway would beneficially own 20.0% of our outstanding common shares. Although the terms of our declaration of trust limit Mr. Holloway's ability to redeem his limited partnership interests to up to 20.0% of our outstanding common shares, such an ownership concentration of our shares may adversely affect the trading price of our common shares if investors perceive disadvantages to owning shares in companies with controlling shareholders. If we were to redeem the maximum number of Mr. Holloway's units for common shares and Mr. Holloway were to retain those shares, he would have the ability to exert significant influence over all matters requiring approval of our shareholders, including the election and removal of trustees and any proposed merger, consolidation or sale of substantially all of our assets. In addition, he could influence significantly the management of our business and affairs. This concentration also could have the effect of delaying, deferring or preventing a change of control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. Further, Mr. Holloway's concentration of ownership in our operating partnership affords him the ability to exert substantial influence over matters, such as a merger, consolidation or sale of substantially all of the assets of our operating partnership, all of which, under certain circumstances, require the consent of limited partners owning more than 50% of the partnership interest of the limited partners (other than those held by us or our subsidiaries).

One of our trustees may have a conflict of interest as a result of his affiliation with one of our lenders.

        Denis J. Nayden, one of our trustees, is a senior vice president of General Electric Company, which is the parent company of General Electric Capital Corporation. We have incurred, and expect to incur, from General Electric Capital Corporation, indebtedness secured by properties and other assets that we own or will acquire. As of December 31, 2004, we had approximately $202.8 million of indebtedness through General Electric Capital Corporation. Because Mr. Nayden will have a fiduciary duty to our shareholders, he could experience conflicts of interest between these fiduciary duties to us and our shareholders and his duties to General Electric Company.

Some of our executive officers and trustees have other business interests that may hinder their ability to allocate sufficient time to the management of our operations, which could jeopardize our ability to execute our business plan.

        Some of our executive officers and trustees have other business interests that may hinder their ability to spend adequate time on our business. Mr. Holloway retains 100% of the interests in GMH Capital Partners, LP, an entity that we did not acquire in our formation transactions, and several other entities relating to GMH Associates. GMH Capital Partners, LP provides various property management services and real estate brokerage services for office, retail, industrial, multi-family and corporate properties as well as general contracting and construction management services and acquisition, disposition and development services. Mr. Holloway's employment agreement permits him to continue to provide management and other services to this entity and the provision of such services may reduce the time Mr. Holloway is able to devote to our business.

Maryland law may discourage a third party from acquiring us.

        Maryland law provides broad discretion to our board of trustees with respect to its duties in considering a change in control of our company, including that our board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by our board.

        The Maryland Business Combination Act restricts mergers and other business combinations between our company and an interested shareholder. An "interested shareholder" is defined as any person who is the beneficial owner of 10% or more of the voting power of our common shares and also includes any of our affiliates or associates that, at any time within the two year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. A person is not an interested shareholder if, prior to the most recent time at which the person would otherwise have become an interested shareholder, our board of trustees approved the transaction which otherwise would have resulted in the person becoming an interested shareholder. For a period of five years after the most recent acquisition of shares by an interested shareholder, we may not engage in any merger or other business combination with that interested shareholder or any affiliate of that interested shareholder. After the five year period, any merger or other business combination must be approved by our board of trustees and by at least 80% of all the votes entitled to be cast by holders of outstanding voting shares and two-thirds of all the votes entitled to be cast by holders of outstanding voting shares other than the interested shareholder or any affiliate or associate of the interested shareholder unless, among other things, the shareholders (other than the interested shareholder) receive a minimum price for their common shares and the consideration received by those shareholders is in cash or in the same form as previously paid by the interested shareholder for its common shares. Our board of trustees will adopt a resolution, to be reflected in our bylaws, providing that we will opt out of the applicability of the Maryland Business Combination Act. However, our board of trustees may opt at any time, without the approval of our shareholders, to make the statute applicable to us. To the extent it applies, the business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer.

        Additionally, the "control shares" provisions of the MGCL are applicable to us as if we were a corporation. These provisions eliminate the voting rights of shares acquired in quantities so as to constitute "control shares," as defined under the MGCL. Our bylaws will provide that we are not bound by the control share acquisition statute. However, our board of trustees may opt to make the statute applicable to us at any time, and may do so on a retroactive basis.

We depend on the business relationships and experience of Gary M. Holloway, Sr., the loss of whom could threaten our ability to execute our strategies.

        We depend on the services of Gary M. Holloway, Sr., our president, chief executive officer and chairman of our board of trustees, to carry out our business strategies. If we were to lose Mr. Holloway, it may be more difficult to locate attractive acquisition targets and manage the properties that we acquire. Additionally, as we expand, we will continue to need to attract and retain qualified additional senior executive officers. The loss of the services of any of our senior executive officers, or our inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

Certain of our executive officers have agreements that provide them with benefits in the event their employment is terminated by us without cause, by the executive for good reason, or under certain circumstances following a change of control of our company.

        We have entered into agreements with our certain of our executive officers that provide them with severance benefits if their employment is terminated by us without cause, by them for good reason (which includes, among other reasons, failure to be elected to the board with respect to Mr. Holloway's agreement, and any election by us not to renew our agreements with Messrs. Holloway, Robinson and Coyle), or under certain circumstances following a change of control of our company. Certain of these benefits and the related tax indemnity could prevent or deter a change of control of our company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Our board of trustees may alter our investment policies at any time without shareholder approval, and the alteration of these policies may adversely affect our financial performance.

        Our major policies, including our policies and practices with respect to investments, financing, growth, debt, capitalization, REIT qualification and distributions, are determined by our board of trustees. Our board of trustees may amend or revise these and other policies from time to time without a vote of our shareholders. Accordingly, our shareholders will have limited control over changes in our policies.

        We have set a targeted range for the amount of indebtedness that we incur from time to time. This target ratio may be amended or waived at any time without shareholder approval and without notice to our shareholders. In addition, our declaration of trust and bylaws do not limit the amount of indebtedness that we or our operating partnership may incur. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

Through a wholly owned subsidiary, we are the sole general partner of our operating partnership, and, should the subsidiary be disregarded, we could become liable for the debts and other obligations of our operating partnership beyond the amount of our investment.

        We are the sole general partner of our operating partnership, GMH Communities, LP, through our wholly owned subsidiary, GMH Communities GP Trust, a Delaware statutory trust, and we also owned units of limited partnership interest in our operating partnership equal to 50.7% of the total partnership interests in our operating partnership as of December 31, 2004. If GMH Communities GP Trust were disregarded as the general partner, we would be liable for our operating partnership's debts and other obligations. In such event, if our operating partnership is unable to pay its debts and other obligations, we will be liable for such debts and other obligations beyond the amount of our investment in our operating partnership. These obligations could include unforeseen contingent liabilities.

Risks Relating to Real Estate Investments

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our targeted properties and harm our financial condition.

        Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our student housing or military housing projects in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Our targeted properties may not achieve forecasted results or we may be limited in our ability to finance future acquisitions, which may harm our financial condition and operating results, and we may not be able to make the distributions required to maintain our REIT status.

        Acquisitions and developments entail risks that investments will fail to perform in accordance with expectations and that estimates of the costs of improvements necessary to acquire, develop and manage properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. We anticipate that acquisitions and developments will largely be financed through externally generated funds such as borrowings under credit facilities and other secured and unsecured debt financing and from issuances of equity securities. Because we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gain, each year to maintain our qualification as a REIT, our ability to rely upon income from operations or cash flow from operations to finance our growth and acquisition activities will be limited. Accordingly, if we are unable to obtain funds from borrowings or the capital markets to finance our acquisition and development activities, our ability to grow would likely be curtailed, amounts available for distribution to shareholders could be adversely affected and we could be required to reduce distributions, thereby jeopardizing our ability to maintain our status as a REIT.

        Newly-developed or newly-renovated properties do not have the operating history that would allow our management to make objective pricing decisions in acquiring these properties (including properties that may be acquired from certain of our executive officers, trustees and their affiliates). The purchase prices of these properties will be based in part upon projections by management as to the expected operating results of such properties, subjecting us to risks that these properties may not achieve anticipated operating results or may not achieve these results within anticipated time frames. In addition, we have witnessed a compression of capitalization rates for the student housing properties that we are targeting under our investment criteria. Over the past six months, capitalization rates have declined, and therefore we may be unable to continue to attain the capitalization rates for our student housing properties that we have obtained in the past.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose investment capital and anticipated profits.

        We have general liability insurance that provides coverage for bodily injury and property damage to third parties resulting from our proposed ownership of the properties that are leased to, and occupied by, our residents. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, wars and acts of terrorism, that may be uninsurable or not insurable at a price we or our prospective residents can afford. Inflation, change in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected property. If any of these or similar events occur, it may reduce our return from the property and the value of our investment.

Capital expenditures for property renovation may be greater than forecasted and may adversely impact rental payments by our residents and our ability to make distributions to shareholders.

        Properties, particularly those that consist of older structures, have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. Renovation of properties involves certain risks, including the possibility of environmental problems, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other properties. All of these factors could adversely impact rental payments by our residents, have a material adverse effect on our financial condition and results of operations, and adversely affect our ability to make distributions to our shareholders.

All of our student housing properties are subject to property taxes, and some of our military housing properties may be subject to property taxes. If these taxes were to be significantly increased by applicable authorities in the future, our operating results and ability to make distributions to our shareholders would be adversely affected.

        Our student housing properties are subject to real and personal property taxes, and some of our military housing properties may be subject to real and personal property taxes, that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of the properties, we will be responsible for payment of the taxes to the government. Increases in property tax rates may adversely affect our operating results and our ability to make expected distributions to our shareholders.

Our performance and the value of our common shares will be affected by risks associated with the real estate industry.

        Our ability to make expected dividend payments to our shareholders and the value of our common shares depend largely on our ability to generate cash revenues in excess of expenses, debt obligations and capital expenditure requirements. Factors that may adversely affect our ability to generate cash revenues include:

  •
  changes in the national, regional and local economic climate;

  •
  rising level of interest rates;

  •
  local conditions such as an oversupply of, or a reduction in demand for, student and military housing;

  •
  increased operating costs, including insurance premiums, utilities and real estate taxes;

  •
  attractiveness of our properties to residents;

  •
  costs of complying with changes in governmental regulations; and

  •
  competition from other real estate developers of student housing and companies pursuing the award of future military housing privatization projects.

        In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect us.

As the owner and lessor of real estate, we are subject to risks under environmental laws, the cost of compliance with which, and any violation of which, could materially adversely affect us.

        Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental and occupational health and safety laws and regulations. Various environmental laws may impose liability on a current or prior owner or operator of real property for removal or redemption of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our shareholders and could exceed the value of all of our properties. In addition, the presence of hazardous or toxic substances, or the failure of our residents to properly dispose of or remediate such substances, may adversely affect our residents or our ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We intend to obtain Phase I environmental assessments on any properties we acquire, manage or develop. However, even if the Phase I environmental reports do not reveal any material environmental contamination, it is possible that material environmental liabilities may exist of which we are unaware.

        Although the leases for our student housing properties generally will require our student residents to comply with laws and regulations governing their operations, and to indemnify us for certain environmental liabilities that they create, the scope of their obligations may be limited. We cannot assure you that our student residents or their guarantors will be able to fulfill their indemnification obligations. In addition, environmental and occupational health and safety laws constantly are evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could create liabilities where none exists today.

        With regard to our military housing properties, the federal government will not indemnify us for any environmental liability on these properties. As a result, we may be exposed to substantial liability to remove or remediate hazardous or toxic substances, which could materially adversely affect our financial condition and results of operation.

Future terrorist attacks in the U.S. could harm the demand for and the value of our properties.

        Future terrorist attacks in the U.S., such as the attacks that occurred in New York and Virginia on September 11, 2001, and other acts of terrorism or war, or threats of the same, could harm the demand for and the value of our properties. The military bases at which we have privatization projects may be terrorist targets. Also, certain of our properties are near universities which contain well-known landmarks and may be perceived as more likely terrorist targets than similar, less recognizable properties. A decrease in demand in our markets would make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates.

        Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or may cost more. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

        Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. We have not conducted an audit or investigation of all of our properties to determine our compliance. Noncompliance with the ADA or FHAA could result in the imposition of fines or an award or damages to private litigants and also could result in an order to correct any non-complying feature. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHAA or any other legislation. If we incur substantial costs to comply with the ADA, FHAA or any other legislation, we could be materially and adversely affected.

We may incur significant costs complying with other regulations.

        The properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We believe that the properties in our portfolio are currently in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that would materially and adversely affect us.

Risks Relating to our Common Shares

We completed our initial public offering during the fourth quarter of 2004, and an active trading market for our common shares may not be sustained.

        Prior to the initial listing of our common shares on the New York Stock Exchange on October 28, 2004, there was not a public market for our common shares. An active trading market for our common shares may not be able to be sustained.

The market price and trading volume of our common shares may be volatile.

        Even if an active trading market for our common shares continues, the market price of our common shares may be highly volatile and subject to wide fluctuations. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies' operating performances. These broad market fluctuations could reduce the market price of our common shares. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common shares. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur.

        We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

  •
  actual or anticipated variations in our quarterly operating results;

  •
  changes in our funds from operations or earnings estimates;

  •
  publication of research reports about us or the real estate industry or speculation in the press or investment community;

  •
  increases in market interest rates may lead purchasers of our common shares to demand a higher dividend rate which, if our distributions do not rise, will mean our share price will fall;

  •
  changes in market valuations of similar companies;

  •
  adverse market reaction to any increased indebtedness we incur in the future;

  •
  additions or departures of key management personnel;

  •
  actions by institutional shareholders; and

  •
  general market and economic conditions.

Future offerings of debt securities, which would be senior to our common shares upon liquidation, and future offerings of equity securities, which would dilute our existing shareholders and may be senior to our common shares for the purposes of dividend distributions, may adversely affect the market price of our common shares.

        In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes and series of preferred shares or common shares. Upon our liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares bear the risk of our future offerings reducing the market price of our common shares and diluting their share holdings in us.

Common shares eligible for future sale may have adverse effects on our share price.

        We cannot predict the effect, if any, of future sales of common shares, or the availability of shares for future sales, on the market price of our common shares. Sales of substantial amounts of common shares (including, as of December 31, 2004, 29,545,486 common shares issuable upon the conversion of units of our operating partnership and up to 5,496,724 common shares issuable upon exercise of the portion of a warrant jointly issued by us and our operating partnership to an affiliate of Vornado Realty Trust in connection with our formation transactions relating to our initial public offering), or the perception that these sales could occur, may adversely affect prevailing market prices for our common shares. Vornado Realty L.P. and its permitted transferees under a warrant issued in connection with our formation transactions and in connection with its contribution of a 90% interest in a student housing property relating to our initial public offering, and FW Military Housing LLC in connection with its contribution of a 90% interest in our Fort Carson military housing project in connection with our initial public offering, have registration rights with respect to the common shares issuable under the warrant or upon redemption of limited partnership units in our operating partnership, which rights require that we register these shares for resale. See the section entitled "Shares Eligible for Future Sale" in our 424(b) prospectus as filed with the Securities and Exchange Commission on October 28, 2004. In addition, in January 2005, we filed a registration statement with respect to the restricted shares and the common shares issuable upon exercise of any options issued under our Equity Compensation Plan. We also may issue from time to time additional common shares or units of our operating partnership in connection with the acquisition of properties and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of common shares or the perception that these sales could occur may adversely effect the prevailing market price for our common shares. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

The market value of our common shares could decrease based on our performance and market perception and conditions.

        The market value of our common shares may be based primarily upon the market's perception of our growth potential and current and future cash dividends, and may be secondarily based upon the market value of our underlying assets. We expect the market price of our common shares to be influenced by the dividend on our common shares relative to market interest rates. Rising interest rates may lead potential buyers of our common shares to expect a higher dividend rate, which would adversely affect the market price of our common shares. In addition, rising interest rates would result in increased interest expense on our variable rate debt and adversely affect cash flow and our ability to service our indebtedness and make distributions to our shareholders.

Tax Risks Associated with Our Status as a REIT

If we fail to qualify for or lose our tax status as a REIT, we would be subject to significant adverse consequences and the value of our common shares may decline.

        We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code. We intend to elect to be taxed as a REIT commencing with our taxable year ending on December 31, 2004. Our qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding common shares, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. The REIT qualification requirements are extremely complex, and the interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, there is no assurance that we will be successful in operating so as to qualify as a REIT. Although we have asked the Internal Revenue Service for a private letter ruling on certain federal income tax issues raised by our activities, this private letter ruling, if granted, will not address all of our federal tax issues, including whether we generally satisfy the various requirements to be taxed as a REIT. The failure to obtain a favorable ruling on any of the issues covered in our ruling request, however, will not have a material impact on our structure or our business. At any time, new laws, regulations, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of trustees to revoke the REIT election, which it may do without shareholder approval.

        If we revoke, lose or fail to achieve our REIT status, we will face serious tax consequences that will substantially reduce the funds available for distribution because:

  •
  we would not be allowed a deduction for distributions to shareholders in computing our taxable income;

  •
  we would be subject to federal income tax at regular corporate rates, and we might need to borrow money or sell assets in order to pay any such tax;

  •
  we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

  •
  unless we are entitled to relief under statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

        In addition, if we fail to qualify as a REIT, we will not be required to pay dividends to shareholders, and all dividends to shareholders will be subject to tax to the extent of our current and accumulated earnings and profits. As a result of all of these factors, a failure to achieve, or a loss or revocation of our REIT status could have a material adverse effect on our financial condition and results of operations and would adversely affect the value of our common shares.

        In addition, in circumstances where we fail to qualify as a REIT, it is likely that we will also have failed to comply with the restrictions on our activities and those of the operating partnership that we agreed to with Vornado Realty L.P., in which case we would also be liable for any damages incurred by Vornado Realty L.P., certain of its affiliates and its transferees and assignees, together with certain of their affiliates, as a result of such failure.

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

        In order to maintain our qualification as a REIT, we are required under the Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we will be compelled to rely on third party sources to fund our capital needs. We may not be able to obtain this financing on favorable terms or at all. Any additional indebtedness that we incur will increase our leverage. Our access to third party sources of capital depends, in part, on:

  •
  general market conditions;

  •
  our current debt levels and the number of properties subject to encumbrances;

  •
  our current performance and the market's perception of our growth potential;

  •
  our cash flow and cash dividends; and

  •
  the market price per share of our common stock.

        If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash dividends to our shareholders necessary to maintain our qualification as a REIT.

Failure to make required distributions would subject us to tax.

        In order to qualify as a REIT, each year we must distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gain. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

  •
  85% of our ordinary income for that year;

  •
  95% of our capital gain net income for that year; and

  •
  100% of our undistributed taxable income from prior years.

        We intend to pay out our income to our shareholders in a manner that satisfies the distribution requirement and avoids corporate income tax and the 4% nondeductible excise tax. We may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year. In the future, we may borrow to pay distributions to our shareholders and the limited partners of our operating partnership. Any funds that we borrow would subject us to interest rate and other market risks.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

        To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares. As a result, we may be required to forego attractive business or investment opportunities in order to meet these tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

        At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder. The Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Jobs and Growth Tax Act, effective for taxable years beginning after December 31, 2002, generally reduces the maximum rate of tax applicable to most domestic noncorporate taxpayers on dividend income from regular C corporations to 15%. This reduces substantially the so-called "double taxation" (that is, taxation at both the corporate and shareholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to shareholders. The implementation of the Jobs and Growth Tax Act may cause domestic noncorporate investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously. We cannot predict what impact this legislation may have on the value of our common shares.

The income earned by our taxable REIT subsidiaries will be subject to federal income tax.

        We expect to own two or more taxable REIT subsidiaries. We expect that these entities will earn income that, if earned by us outside of a taxable REIT subsidiary, would jeopardize our status as a REIT. For example, we expect that our taxable REIT subsidiaries will earn fees from developing, constructing, renovating and managing military housing properties and providing management services to certain third party owners of student housing, as well as fees for providing certain noncustomary services for our student housing properties, that would not be qualifying income for purposes of the REIT income tests. A taxable REIT subsidiary is taxed as a regular C corporation. The income from the activities described above and other income earned by our taxable REIT subsidiaries will therefore be subject to a corporate level tax, notwithstanding that we qualify as a REIT.

We may not conduct all of our third party student housing management business through a taxable REIT subsidiary, which could jeopardize our ability to comply with one of the REIT gross income requirements.

        In general, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% REIT gross income test, other types of interest and dividends, gain from the sale or disposition of shares or securities, income from hedging instruments or any combination of these. Fees that we earn from providing property management services to third party owners of student housing properties do not constitute qualifying income for purposes of the 95%

REIT gross income test. We presently intend to conduct all (or as nearly all as possible) of our third party student housing property management business through a taxable REIT subsidiary. The fees we earn from that business other than through a taxable REIT subsidiary, together with all other income that does not constitute qualifying income under the 95% gross income test, cannot exceed 5% of our total gross income. If we fail to manage our business in a manner that allows us to satisfy the 95% REIT gross income test, the income exceeding this 95% threshold would be taxed at 100% and we could lose our REIT qualification which would, among other things, cause all of our earnings to be subject to federal income tax and would reduce our cash available for distributions to shareholders.

To maintain our REIT status, we will be required to comply with a number of requirements relating to the relative values of our assets, and we may be required to limit activities conducted through a taxable REIT subsidiary.

        As a REIT we will be required to satisfy, as of the close of each quarter of each of our taxable years, a number of requirements relating to the relative values of our assets, including requirements that not more than 25% of the value of our total assets be represented by assets other than real estate assets, cash and cash items and government securities and that not more than 20% of the value of our total assets be represented by securities of taxable REIT subsidiaries. We intend to monitor our compliance with the various asset test requirements. As a number of these requirements are based on value, however, it is possible that the IRS could successfully argue for a value of our nonqualifying assets that was such that we would fail to satisfy a REIT asset requirement. In such circumstances, we would fail to qualify as a REIT for the taxable year of such failure and the following four taxable years.

        To maintain our status as a REIT, no more than 20% of the value of our total assets may consist of the securities of our taxable REIT subsidiaries, such as GMH Military Housing, LLC and College Park Management TRS, Inc. Certain of our activities, such as development, construction, renovation, and management services must be conducted through a taxable REIT subsidiary in order for us to maintain our REIT status. In addition, certain non-customary services generally must be provided by a taxable REIT subsidiary or an independent contractor from whom we do not derive any income. If the revenues from such activities create a risk that the value of our interest in our taxable REIT subsidiaries, based on revenues or otherwise, will approach the 20% threshold, we will be forced, in order to maintain our REIT status, to curtail such activities or take other steps to remain under the 20% threshold. After our formation transactions, the development, construction, renovation, and management services provided to our military housing privatization projects and the management services provided to certain third party owners of student housing will be conducted through taxable REIT subsidiaries. Consequently, income earned by these taxable REIT subsidiaries will be subject to corporate income tax.

We may be subject to tax if our taxable REIT subsidiaries provide services to our tenants other than on an arm's length basis.

        If our taxable REIT subsidiaries provide certain noncustomary services (or any services, effective for our taxable year beginning January 1, 2005) to our tenants for other than an arm's length charge (payable from the tenants or from us), we would be subject to a 100% tax on the difference between the amount in fact derived by the taxable REIT subsidiary and the arm's length charge. In addition, if our taxable REIT subsidiaries pay more than an arm's length charge to our operating partnership, GMH Communities Trust or any of their affiliates for services or overhead provided to the taxable REIT subsidiaries, we would be subject to a 100% tax on the difference between the amount in fact paid by the taxable REIT subsidiary and the arm's length charge.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Given current market conditions, our strategy favors fixed rate, secured debt over variable rate debt to minimize our exposure to increases in short-term interest rates. As of December 31, 2004, 51% of the outstanding principal amount of our notes payable on properties we owned as of such date have fixed interest rates with a weighted-average rate of 4.9%. The remaining 49% of outstanding principal amount of our notes payable, as of December 31, 2004, had variable interest rates primarily equal to LIBOR plus 2.05% to 2.25%.

        Based on our variable rate debt balance as of December 31, 2004, if interest rates were to increase by 1.0%, our interest expense would increase by approximately $1.8 million on an annual basis.

        On February 24, 2005, we completed the refinancing of existing floating rate indebtedness on seven of our student housing properties. In connection with this refinancing, we repaid approximately $20.4 million of the total $113.6 million of existing mortgage debt covering the properties, and replaced the remaining $93.2 million of floating rate mortgage debt with an equal amount of fixed rate mortgage debt with interest rates ranging from 4.24% to 4.7% and maturity terms ranging from five to seven years. Following this refinancing, and as of the date of the refinancing, 2005 approximately 17% of the outstanding principal amount of our notes payable was subject to fixed interest rates.

        As of December 31, 2004, there were no amounts outstanding under our credit facility. As of March 23, 2004, we had $60.0 million in funds drawn from our credit facility, bearing an interest rate at a Eurodollar rate based on a 30-day LIBOR at 2.77% and an applicable rate of 1.75%, for a total interest rate of 4.52%. This rate will expire on April 11, 2005, at which point we may repay the loan or reset the interest rate under a new 30, 60 or 90-day Eurodollar rate or elect a base rate option. Under the terms of the facility, we may elect that loans bear interest at a Eurodollar rate based on LIBOR or at a base rate based on the prime rate announced by Bank of America, N.A., as the administrative agent for the facility, plus an applicable rate with varying ranges for both Eurodollar and base rate loans.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	87
GMH Communities Trust Consolidated Balance Sheet as of December 31, 2004 and The GMH Predecessor Entities Combined Balance Sheet as of December 31, 2003	88
GMH Communities Trust and The GMH Predecessor Entities Consolidated and Combined Statements of Operations for the Company for the period from November 2, 2004 through December 31, 2004, and for the Predecessor for the period from January 1, 2004 through November 1, 2004, and for the years ended December 31, 2003 and 2002	89
GMH Communities Trust and The GMH Predecessor Entities Consolidated and Combined Statements of Beneficiaries' and Owners' Equity for the Company for the period from November 2, 2004 through December 31, 2004, and for the Predecessor for the period from January 1, 2004 through November 1, 2004, and for the years ended December 31, 2003 and 2002	90
GMH Communities Trust and The GMH Predecessor Entities Consolidated and Combined Statements of Cash Flows for the Company for the period from November 2, 2004 through December 31, 2004 and for the Predecessor for the period from January 1, 2004 through November 2, 2004, and for the years ended December 31, 2003 and 2002	91
Notes to Consolidated and Combined Financial Statements	92

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of GMH Communities Trust

        We have audited the accompanying consolidated balance sheet of GMH Communities Trust (the "Company") as of December 31, 2004, and the combined balance sheet of The GMH Predecessor Entities (the "Predecessor") as of December 31, 2003, and the related consolidated and combined statements of operations, changes in beneficiaries' and owners' equity and cash flows for the period from January 1, 2004 through November 1, 2004 (representing the Predecessor), the period from November 2, 2004 through December 31, 2004 (representing the Company), and for the years ended December 31, 2003 and 2002 (representing the Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(c). These consolidated and combined financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of GMH Communities Trust at December 31, 2004 and the combined financial position of The GMH Predecessor Entities at December 31, 2003, and the related consolidated and combined statements of operations, statements of beneficiaries' and owners' equity and cash flows for the period from January 1, 2004 through November 1, 2004 (representing the Predecessor), the period from November 2, 2004 through December 31, 2004 (representing the Company), and for the years ended December 31, 2003 and 2002 (representing the Predecessor), in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 31, 2005

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands, except par value and number of shares)

	December 31, 2004 (Company)	December 31, 2003 (Predecessor)
ASSETS
Real estate investments:
Student housing properties	$638,635	$—
Accumulated depreciation	3,905	—

	634,730	—
Corporate assets:
Corporate assets	11,625	14,499
Accumulated depreciation	241	2,707

	11,384	11,792
Cash and cash equivalents	60,926	515
Restricted cash	2,313	—
Accounts and other receivables, net:
Related party	9,309	610
Third party	2,257	470
Investments in military housing projects	39,482	2,345
Deferred contracts costs	126	302
Deferred financing costs, net	2,820	—
Lease intangibles, net	4,994	—
Deposits	1,848	—
Other assets	2,872	112

Total assets	$773,061	$16,146

LIABILITIES AND BENEFICIARIES' EQUITY
Notes payable	$370,007	$10,977
Accounts payable:
Related party	277	68
Third party	1,160	1,507
Accrued expenses	9,308	—
Dividends and distributions payable	9,583	—
Other liabilities	4,907	—

Total liabilities	395,242	12,552
Minority interest	182,118	—
Beneficiaries' equity:
The GMH Predecessor Entities owners' equity	—	3,594
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 30,350,989 issued and outstanding at December 31, 2004	30	—
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	200,276	—
Cumulative earnings	251	—
Cumulative dividends	(4,856)	—

Total beneficiaries' equity	195,701	3,594

Total liabilities and beneficiaries' equity	$773,061	$16,146

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Period from January 1 to November 1, 2004 (Predecessor)	Period from November 2 to December 31, 2004 (Company)	For the year ended December 31, 2003 (Predecessor)	For the year ended December 31, 2002 (Predecessor)
Revenue:
Rent and other property income	$11,453	$14,197	$636	$736
Expense reimbursements:
Related party	19,494	13,815	3,273	249
Third party	6,287	916	7,318	3,462
Management fees:
Related party	3,120	1,235	3,892	6,578
Third party	3,537	449	2,624	1,983
Other fee income-related party	4,899	3,561	842	372
Other income	509	406	230	295

Total revenue	49,299	34,579	18,815	13,675
Operating Expenses:
Property operating expenses	14,237	8,518	9,218	7,799
Reimbursed expenses	25,781	14,731	10,591	3,711
Real estate taxes	824	1,063	83	79
Administrative expenses	2,092	2,347	1,405	295
Profits interests and employee initial public offering bonus expense	37,502	—	—	—
Depreciation and amortization	3,264	3,890	822	821
Interest	2,852	3,220	396	542

Total operating expenses	86,552	33,769	22,515	13,247
(Loss) income before equity in earnings of unconsolidated entities, minority interest and income taxes	(37,253)	810	(3,700)	428
Equity in earnings of unconsolidated entities	—	—	751	—

(Loss) income before minority interest and income taxes	(37,253)	810	(2,949)	428
Minority interest	—	247	—	—

(Loss) income before income taxes	(37,253)	563	(2,949)	428
Income taxes	—	312	—	—

Net (loss) income	$(37,253)	$251	$(2,949)	$428

Earnings per share—basic		$0.01

Earnings per share—diluted		$0.01

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONSOLIDATED AND COMBINED STATEMENTS OF BENEFICIARIES' AND OWNER'S EQUITY

(in thousands, except number of shares)

	Predecessor	The Company
	Owner's Equity	Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Cumulative Earnings	Cumulative Dividend
Balance at January 1, 2002	$1,599	—	$—	$—	$—	$—
Cash contributions	5,832	—	—	—	—	—
Cash distributions	(7,422)	—	—	—	—	—
Net income	428	—	—	—	—	—

Balance at December 31, 2002	437	—	—	—	—	—
Cash contributions	14,302	—	—	—	—	—
Cash distributions	(8,196)	—	—	—	—	—
Net loss	(2,949)	—	—	—	—	—

Balance at December 31, 2003	3,594	—	—	—	—	—
Cash contributions	129,330	—	—	—	—	—
Cash distributions	(32,253)	—	—	—	—	—
Issuance of profits interest (See Note 10)	33,180	—	—	—	—	—
Net property contributions	1,992	—	—	—	—	—
Net loss from January 1, 2004 to November 1, 2004	(37,253)	—	—	—	—	—
Exchange of equity for units of limited partnership	(13,255)	—	—	13,255	—	—

Balance at November 1, 2004	25,335	—	—	13,255	—	—
Sale of common stock, net of offering costs	—	30,350,989	30	331,695	—	—
Redemption of Vornado's Class B Partnership Interests (see Note 1)	(77,300)	—	—	—	—	—
Cash distributions	(8,035)	—	—	—	—	—
Transfer to minority interest (see Note 2)	—	—	—	(144,674)	—	—
Dividends ($0.16 per common share)	—	—	—	—	—	(4,856)
Net income from November 2, 2004 to December 31, 2004	—	—	—	—	251	—

Balance at December 31, 2004	$—	30,350,989	$30	$200,276	$251	$(4,856)

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

		Period from November 2, to December 31, 2004 (Company)	For the year ended
	Period from January 1 to November 1, 2004 (Predecessor)
			2003 (Predecessor)	2002 (Predecessor)
Cash flows from operating activities:
Net (loss) income	$(37,253)	$251	$(2,948)	$427
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,372	2,469	822	821
Amortization:
Lease intangibles	893	1,421	—	—
Notes payable fair value adjustment	(295)	(374)	—	—
Deferred loan costs	60	329	19	19
Equity in earnings of unconsolidated entities	—	—	(751)	—
Minority interest	—	247	—	—
Changes in operating assets and liabilities:
Restricted cash	(2,595)	282	—	—
Accounts and other receivables	(4,737)	(2,076)	(327)	331
Other assets	(7,040)	13,529	(37)	(22)
Deferred contract costs	(5,972)	5,785	(302)	—
Accounts payable	4,175	(2,455)	282	54
Accrued expenses and other liabilities	11,564	(5,472)	—	—
Accrued profits interest	33,180	—	—	—

Net cash from operating activities	(5,648)	13,936	(3,242)	1,630
Cash flows from investing activities:
Property acquisitions	(167,140)	(272,975)	—	—
Capitalized expenditures	(87)	(207)	(21)	(37)
Distributions received from unconsolidated entities	—	—	751	—
Contributions to unconsolidated entities	—	—	(2,345)	—
Investments in military projects	—	(10,600)	—	—
Purchase of management contract	(1,189)	—	—	—

Net cash from investing activities	(168,416)	(283,782)	(1,615)	(37)
Cash flows from financing activities:
Owner distributions	(32,253)	(126,463)	(8,196)	(7,422)
Owner contributions	129,330	41,128	14,302	5,833
Proceeds from notes payable	103,898	61,470	—	—
Repayment of notes payable	(808)	(507)	(830)	(745)
Payment of financing costs	(1,031)	(2,165)	—	—
Proceeds of initial public offering	—	342,359	—	—
Costs related to initial public offering	(5,443)	(5,194)	—	—

Net cash from financing activities	193,693	310,628	5,276	(2,334)

Net increase (decrease) in cash and cash equivalents	19,629	40,782	419	(741)
Cash and cash equivalents, beginning of period	515	20,144	96	837

Cash and cash equivalents, end of period	$20,144	$60,926	$515	$96

Supplemental information
Real estate acquired by assuming debt	$128,622	$61,258	$—	$—

Issuance of units of limited partnership interest for purchase of student housing property	$—	$8,054	$—	$—

Property distributed at net book value	$(381)	$—	$—	$—

Issuance of units of limited partnership interest for purchase of military housing joint venture	$—	$31,000	$—	$—

Interest paid	$2,142	$2,617	$379	$489
Furniture and computers contributed at net book value	$463	$—	$—

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

Notes to Consolidated and Combined Financial Statements

December 31, 2004

1.    Organization and Basis of Presentation

Organization

        GMH Communities Trust (collectively with its subsidiaries, "We" or the "Company") intends to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended ("the Code"). We completed our initial public offering on November 2, 2004, pursuant to which we sold an aggregate of 30,350,989 common shares of beneficial interest at an offering price of $12.00 per share, and raised an aggregate of $331.7 million in net proceeds, after deducting the underwriters' discount, and other offering-related expenses. Prior to completion of our initial public offering, the Company had no operations. We contributed the net proceeds from the offering to GMH Communities, L.P., a Delaware limited partnership ("Operating Partnership"), in exchange for units of partnership interest. As of December 31, 2004, the Operating Partnership had 59,896,475 units of partnership interest outstanding, of which we owned 29,769,820 units of limited partnership interest, and through a wholly-owned subsidiary, GMH Communities GP Trust, owned 581,169 units of general partnership interest which represents 100% of the general partnership interest in the Operating Partnership. As of December 31, 2004, there were 29,545,486 units of limited partnership interest outstanding that were not owned by the Company.

        We, through the Operating Partnership and its subsidiaries, are a self-advised, self-managed, specialty housing company engaged in the ownership, operation, management, leasing, acquisition, expansion and renovation of residential housing units located near colleges and universities and family housing units on or near military bases in the United States through direct ownership and through investments in military housing projects.

Formation Transactions

        The Operating Partnership commenced operations on July 27, 2004, when Gary M. Holloway, Sr., our chairman, president, and chief executive officer, Vornado Realty Trust ("Vornado"), and certain entities affiliated with Mr. Holloway and Vornado entered into an agreement to contribute various assets to the Operating Partnership. Under the terms of the contribution agreement, Mr. Holloway contributed equity interests relating to student housing properties and military housing privatization projects ("military housing projects") owned by him and by entities affiliated with him, including College Park Management, Inc., GMH Military Housing, LLC, other entities owning a 10% interest in four student housing properties, and other related assets in exchange for 66,000 Class A partnership interests in the Operating Partnership. Vornado agreed to contribute up to $159.0 million to the Operating Partnership in exchange for 34,000 Class B partnership interests. In connection with its investment in the Operating Partnership, Vornado also purchased a warrant for $1.0 million to acquire, at its option, a number of units of limited partnership in the Operating Partnership, common shares in GMH Communities Trust, or a combination of both, representing a 38.26% economic interest in the Operating Partnership or GMH Communities Trust, as the case may be, immediately prior to completion of our initial public offering. The proceeds from sale of the warrant are included in minority interest on the December 31, 2004 consolidated balance sheet. In addition, in connection with the closing our initial public offering on November 2, 2004, Mr. Holloway further contributed his interests in 353 Associates, L.P. and Corporate Flight Services, LLC, a student housing property and other related assets to the Operating Partnership. We collectively refer to College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P. and Corporate Flight Services, LLC, together with the Operating Partnership, as The GMH Predecessor Entities.

        The following are descriptions of each of The GMH Predecessor Entities, other than the Operating Partnership.

  •
  353 Associates, L.P. owns and operates a 44,721 square foot commercial office building located in Newtown Square, Pennsylvania. In connection with the completion of our initial public offering on November 2, 2004, Mr. Holloway and an entity wholly-owned by him contributed 100% of the equity interests in 353 Associates, L.P. to the Operating Partnership. The building is currently used as the Company's corporate headquarters. 353 Associates, L.P. historically leased the building to certain of The GMH Predecessor Entities and other entities owned or controlled by Mr. Holloway. We continue to lease a portion of the building to certain other entities owned or controlled by Mr. Holloway that were not contributed to the Company in connection with our initial public offering.

  •
  College Park Management, Inc. performed property management and asset management services for residential apartment properties leased to students at colleges and universities located throughout the United States. In connection with the formation of the Operating Partnership on July 27, 2004, Mr. Holloway consented to the merger of College Park Management, Inc. with and into College Park Management, LLC, a wholly-owned subsidiary of the Operating Partnership. College Park Management TRS, Inc., a subsidiary of College Park Management, LLC, has made an election to be treated for federal income tax purposes as a "taxable REIT subsidiary," as defined in the Code.

  •
  GMH Military Housing, LLC, through its wholly-owned subsidiaries, engages in the development, construction, renovation and management of family military housing units located on military bases throughout the United States. In connection with the formation of the Operating Partnership on July 27, 2004, Mr. Holloway contributed 100% of the outstanding equity interests in GMH Military Housing, LLC and each of its wholly owned subsidiaries to the Operating Partnership. GMH Military Housing, LLC has made an election to be treated as a corporation for federal income tax purposes and as a "taxable REIT subsidiary," as defined in the Code.

  •
  Corporate Flight Services, LLC ("Corporate Flight LLC") owns and operates a corporate aircraft that had been leased to certain of The GMH Predecessor Entities and other entities owned or controlled by Mr. Holloway that were not contributed to the Company in connection with our initial public offering. In connection with the completion of our initial public offering on November 2, 2004, Mr. Holloway contributed 100% of the outstanding equity interests in Corporate Flight LLC to the Operating Partnership. In February 2005, the Company transferred its interest in Corporate Flight LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway.

        The exchange of contributed interests has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities have been recorded at the historical cost of The GMH Predecessor Entities.

Redemption of Operating Partnership Interests

        Prior to our initial public offering, Vornado and Mr. Holloway were the sole equity holders of the Operating Partnership and each held, through affiliated entities, general partnership interests in the Operating Partnership. Concurrent with the closing of the Company's initial public offering on November 2, 2004, we became the sole general partner of the Operating Partnership. In accordance with the terms of the limited partnership agreement of the Operating Partnership and concurrent with the completion of our initial public offering on November 2, 2004, we paid approximately $77.3 million to Vornado relating to the redemption of all of Vornado's general and limited partnership interests in the Operating Partnership based on Vornado's $113.8 million contribution to the Operating Partnership as of the date of the offering, plus a preferential return in the amount of $13.5 million, and after giving effect to the surrender by Vornado of $50.0 million in value of its pre-offering partnership interest in the Operating Partnership, as payment for the portion of its warrant required to be exercised upon completion of our initial public offering under the terms of the warrant. Upon closing of our initial public offering, Vornado exercised the warrant to purchase 6,666,667 units of limited partnership interest in our operating partnership at a price of $7.50 per unit, which represented a 20.972% economic interest in the Operating Partnership immediately prior to our initial public offering. As of December 31, 2004, the remaining portion of the warrant was exercisable for up to 5,496,724 units of limited partnership interest of the Operating Partnership or common shares, at an exercise price of $8.99 per unit or common share, at any time during the 18 months following the closing of our initial public offering.

        In addition, in connection with the redemption of Vornado's interests in the Operating Partnership and amendment to the partnership agreement for the Operating Partnership on November 2, 2004, Mr. Holloway's Class A limited partnership interest and managing general partnership interest in the Operating Partnership were exchanged for 19,624,294 limited partnership units and Mr. Holloway contributed additional assets to our operating partnership, including interests in entities that own our corporate headquarters and aircraft and interests in an additional student housing property.

Basis of Presentation

        The financial statements of GMH Communities Trust included herein present the consolidated financial position of the Company and its subsidiaries as of December 31, 2004 and the consolidated results of their operations for the period from November 2, 2004 to December 31, 2004. All intercompany items and transactions have been eliminated.

        The financial statements of The GMH Predecessor Entities included herein present the combined financial position of The GMH Predecessor Entities as of December 31, 2003 and the combined results of their operations for the period from January 1, 2004 to November 1, 2004 and the years ended December 31, 2003 and 2002. Such results of operations include the Operating Partnership and the 10% interest in four student housing properties owned by the Operating Partnership from July 27, 2004 through November 1, 2004. All intercompany items and transactions have been eliminated.

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

Real Estate Investments and Corporate Assets

        We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost of acquired assets includes the purchase price and closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. We base fair value estimates on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Information obtained about each property as a result of due diligence, marketing and leasing activities also is considered.

        The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. We amortize the value of in-place leases to expense over the remaining term of the respective leases. Accumulated amortization at December 31, 2004 related to intangible lease costs was $2.3 million.

        We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs such as cleaning, interior painting and carpeting of units as incurred. We capitalize as incurred expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is 40 years for buildings including student housing properties and the commercial office building, 10 years for the corporate aircraft and three to five years for furniture and equipment.

        In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. We review recoverability of assets to be held and used is measured through a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated. The assets and liabilities relating to assets classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Cash Equivalents

        All highly-liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

        Restricted cash consists of security deposits and cash held as collateral for real estate taxes and capital expenditures as required by the terms of various loan agreements.

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

        We also evaluate the collectibility of fee income and expense reimbursements generated by the management of student housing properties owned by others and through the provision of development, construction, renovation, and management services to our military housing projects based upon the individual facts and circumstances, including the contractual right to receive such amounts in accordance with the terms of the various contracts and record a reserve for specific amounts, if necessary.

        We carry accounts receivable net of the allowance for doubtful accounts of $159,000 at December 31, 2004. No allowance was provided at December 31, 2003.

Deferred Financing Costs

        Costs incurred in connection with obtaining financing are capitalized and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $359,000 and $65,000, at December 31, 2004 and 2003, respectively.

Deferred Contract Costs

        Deferred contract costs represent costs attributable to a specific military housing project incurred in connection with seeking Congressional approval of a Community Development and Management Plan, or CDMP, subsequent to the project being awarded by the Department of Defense, or DoD, as well as transition and closing costs incurred that are expected to be reimbursed by the military housing project. Such amounts are evaluated as to the probable recoverability of such amounts. Costs that are not considered probable of recovery are written off.

        Revenue is recognized and the related costs are expensed at the time that the reimbursement for preparing the CDMP is approved by Congress or at closing of the military housing project.

Deposits

        Deposits primarily consist of amounts paid to third parties in connection with planned acquisitions and amounts paid to lenders that provide related financing or the refinancing of existing loans. At December 31, 2004, deposits for planned acquisitions totaled $0.8 million and deposits related to financings totaled $1.0 million.

Fair Value of Financial Instruments

        The carrying amount of cash and cash equivalents, restricted cash, accounts and other receivables, deposits, other assets, accounts payable, accrued expenses, and other liabilities approximate fair value because of the relatively short-term nature of these instruments.

        The carrying value of fixed-rate notes payable assumed in connection with the acquisition of student housing properties were adjusted to their estimated fair value based on current market rates in effect at the time the properties were acquired. The adjusted carrying amount approximates fair value at December 31, 2004. The carrying value of variable-rate notes payable approximates fair value at December 31, 2004.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense was $105,000, $116,000, $20,000, and $29,000 for the period from January 1, 2004 to November 1, 2004, the period from November 2, 2004 to December 31, 2004, and the years ended December 31, 2003 and 2002, respectively.

Revenue Recognition

Student Housing Segment

        Rental revenue is recognized when due over the lease terms, which are generally 12 months or less.

        Standard management fees are based on a percentage of monthly cash receipts or gross monthly rental and other revenues generated by the properties managed for others. We recognize these fees when the cash is received by the property or the revenue is earned by the managed property, depending upon whether the management agreement relating to a student housing property calls for cash versus accrual basis revenue recognition.

        Incentive management fees are earned as a result of the achievement of certain operating performance criteria over a specified period of time by certain managed properties, including targeted annual debt service coverage ratios. Revenue is recognized at the amount that would be due under the contract if the contract was terminated on the balance sheet date.

        Asset management fees are based on a percentage of the gross carrying value of certain properties managed and are recognized when earned in accordance with the management agreements.

Military Housing Segment

        Standard management fees are based on a percentage of revenue generated by the military housing projects from the basic allowance for housing provided by the government to service members, referred to as BAH, and are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied.

        Standard and incentive development and construction/renovation fees are based on a percentage of development and construction/renovation costs incurred by the military housing projects including hard and soft costs and financing costs, and are recognized on a monthly basis when the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied.

        Revenues on fixed-price renovation contracts are recorded on the percentage-of-completion method. When the percentage-of-completion method is used, contract revenue is recognized in the ratio that costs incurred to date bear to estimated costs at completion. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. When the revised estimates indicate a loss, such loss is currently provided for in its entirety.

        Business development fees are earned from companies with which we have relationships in recognition of business development efforts and expenses incurred by us in connection with pursuing military housing projects. The fees consist of (i) a base fee, which is a fee paid to the Company in consideration of the Company's ongoing pursuit of additional projects, and paid regardless of whether a project is awarded, and (ii) an incentive fee, which is paid over the course of an awarded project based on a percentage of certain development costs incurred by the project.

        Preferred returns on our investments in the military housing privatization projects are recognized as earned.

Reimbursed Expenses

        Expense reimbursements primarily include payroll and related expenses, incurred for certain employees engaged in the operation of certain student housing properties and military housing projects under management, and other operating expenses that are reimbursed to the Company by the owner of the related property.

Minority Interest

        Minority interest as initially reported at the date of our initial public offering represented the net equity of the Operating Partnership, including the proceeds received from the sale of the warrant to Vornado, multiplied by the ownership percentage of holders of limited partnership units in the Operating Partnership other than the Company. The Operating Partnership is obligated to redeem, at the request of a holder, each unit of limited partnership interest for common shares on a one-for-one basis, subject to adjustments for share splits, dividends, recapitalizations and similar events. If the minority interest unitholders' share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest holders to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. Distributions to limited partnership unitholders other than the Company are recorded as a reduction to minority interest.

Income Taxes

        GMH Communities Trust will elect to be taxed as a real estate investment trust (REIT) under the Code, when it files its tax return for the year ended December 31, 2004. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. The Company believes that it is organized and operates in a manner that will allow it to qualify for taxation as a REIT under the Code, and it is management's intention to adhere to these requirements and maintain the Company's REIT status in the future. Accordingly no provision has been made for federal income taxes in the accompanying financial statements, other than with respect to the Company's taxable REIT subsidiaries.

        In conformity with the Code and applicable state and local tax statutes, taxable income or loss of The GMH Predecessor Entities was required to be reported in the tax return of Gary M. Holloway Sr., and Vornado, as such entities were treated as pass-through entities for tax purposes. Accordingly, no income tax provision has been reflected in the accompanying combined statements of operations of The GMH Predecessor Entities.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, as revised, "Share-Based Payment."SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions including all stock options that have future vesting provisions, as modified, or as newly granted beginning on the grant date of such options. Prior to the effective date of this revision, SFAS No. 123 permitted entities the option of applying the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had the company used the preferable fair-value-based method. The Company will be required to implement SFAS No. 123R for the interim reporting period beginning July 1, 2005. The Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial statements as there were no share-based awards issued or outstanding at December 31, 2004. In November 2004, the Company established an equity incentive plan ("Plan") that provides for the issuance of options, restricted shares, share appreciation rights, performance units and other equity based awards. In January 2005, the Company issued 21,000 restricted shares under the Plan.

Reclassifications

        Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.

3.    Real Estate Investments and Acquisitions

        As of December 31, 2004, the Company owned 30 student housing properties located near 25 colleges and universities in 19 states. These properties contain an aggregate of 5,529 units and 19,085 beds. The Company's investment in student housing properties at December 31, 2004 was as follows (in thousands):

Land	$124,656
Building and improvements	501,680
Residential furniture and appliances	12,299

$638,635

        From January 1, 2005 to March 31, 2005, the Company acquired eight student housing properties located near six colleges and universities in six states with an aggregate of 1,607 units and 4,795 beds, for an aggregate purchase price of approximately $171.4 million. Gary M. Holloway, Sr. and two other executive officers of the Company previously held an ownership interest in two of these properties that were acquired for a total purchase price of $38.2 million.

4.    Investments in Joint Ventures

        The following investments were accounted for using the equity method of accounting as The GMH Predecessor Entities had significant influence over the investees' operating and financial policies. Under the equity method, The GMH Predecessor Entities recognized its share of the earnings or losses of the investees' and recorded distributions received from the investees' as a reduction of its investment.

        In connection with the formation of the Operating Partnership on July 27, 2004, Gary M. Holloway contributed his 10% ownership interest in four student housing properties to the Operating Partnership. The 10% ownership interest was accounted for using the equity method of accounting for the period from July 27, 2004 to November 1, 2004. In connection with our initial public offering on November 2, 2004, we acquired the remaining 90% ownership interest in these assets which was recorded at the fair value of the consideration paid.

        College Park Management, Inc. had a 40% interest in Atrium Pacific Avenue, LLC. College Park Management, Inc. discontinued recording its share of the losses of Atrium Pacific Avenue, LLC prior to 2002 as its investment was reduced to zero. In 2003, the real estate property owned by Atrium Pacific Avenue, LLC was sold and a liquidating distribution was paid to College Park Management, Inc.

5.    Investments in Military Housing Projects

        Investments in military housing projects are initially recorded at cost and are subsequently adjusted for preferred returns, additional cash contributions and distributions received. Preferred returns earned on our investments in the military housing projects are accrued at the rates specified in the agreements, subject to projected availability of funds in the underlying project. Accrued preferred returns are periodically evaluated for collectibility.

        In November 2003, GMH Military Housing, LLC and FW Military Housing LLC formed a joint venture known as GMH Military Housing-Fort Carson LLC that acquired the ownership interests of an unrelated bankrupt entity that was a member of Fort Carson Family Housing LLC, the entity that owns the Fort Carson military housing project. GMH Military Housing, LLC contributed approximately $2.4 million to GMH Military Housing-Fort Carson LLC in return for its 10% interest in the joint venture. The 10% ownership interest in the joint venture was accounted for using the equity method of accounting from its acquisition date in November 2003 through November 1, 2004. In connection with our initial public offering on November 2, 2004, the remaining 90% interest in the joint venture was acquired in exchange for the issuance to FW Military Housing LLC of 2,583,334 units of limited partnership interest in the Operating Partnership having a value of $31.0 million. This acquisition was recorded at the fair value of the consideration paid. The Company received $3.5 million of distributions from Fort Carson Family Housing LLC during 2004. The carrying value of this investment was $28.7 million at December 31, 2004. The Company earns a preferred return on its investment in Fort Carson Family Housing LLC, which is paid on a monthly basis.

        In November 2004, the Company and Benham Military Communities, LLC formed a joint venture known as GMH/Benham Military Communities LLC for the purpose of investing in the Navy Northeast Region military housing project. The Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC's 10% interest is accounted for as minority interest and is included in accrued expenses on the consolidated balance sheet at December 31, 2004. GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC earns a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment is $10.6 million at December 31, 2004.

        The Company evaluates its investments for consolidation under the provisions of Financial Accounting Standards Board ("FASB") Financial Interpretation No. ("FIN") 46R (as revised), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46R requires variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the expected losses or expected residual returns of the variable interest entity. The Company's military housing projects are not considered variable interest entities.

6.    Income Taxes

        Current income tax expense of the taxable REIT subsidiaries was $312,000 for the period from November 2, 2004 to December 31, 2004, which includes $263,000 of federal taxes and $49,000 of state taxes. The federal statutory tax rate is 34% for the taxable REIT subsidiaries. The effective tax rate of the taxable REIT subsidiaries for the period from November 2, 2004 to December 31, 2004 is 24.9%. The Company's effective tax rate is lower than the federal statutory rate as a result of the permanent depreciation differences between income subject to income tax for book and tax purposes.

7.    Notes Payable

        During the year ended December 31, 2004, fixed-rate notes payable totaling $189.9 million were assumed relating to the acquisition of 14 student housing properties. These notes require monthly payments of principal and/or interest, bear interest at fixed rates ranging from 4.55% to 8.18%, and mature at various dates through 2014. In conjunction with the purchase accounting for these properties, the net carrying value of these notes was increased by $11.3 million to record them at their estimated fair value. The fair value of the notes was calculated as the difference between the present value of the notes using a current estimated market rate of interest and the outstanding principal amount. This amount is being amortized as an adjustment to interest expense over the term of the related debt.

        During the year ended December 31, 2004, variable-rate notes payable totaling $170.0 million were obtained in connection with the acquisition of nine student housing properties. These notes require payments of interest only at LIBOR plus 2.05% (LIBOR on these loans was 2.3125% at December 31, 2004) and mature at various dates in 2007. On February 24, 2005, the Company completed the refinancing of its existing variable-rate notes on seven of its student housing properties. In connection with the refinancing, the Company repaid approximately $20.4 million of the total $113.6 million of indebtedness secured by these seven properties, and replaced the remaining $93.2 million of variable-rate debt with an equal amount of fixed-rate debt with interest rates ranging from 4.24% to 4.7% and maturity terms ranging from five to seven years.

        At December 31, 2004, notes payable totaling $359.8 million were secured by 23 student housing properties with a cost and net book value of $451.9 and $449.1 million, respectively.

        At December 31, 2004, the Company had a note payable in the amount of $5.8 million, secured by the corporate headquarters, requiring monthly payments of principal and interest at LIBOR plus 2.25% (LIBOR on this loan was 2.28% at December 31, 2004). The remaining principal balance is due upon maturity in August 2005. In addition, the corporate office furniture was financed with a note that had a remaining balance of $91,000 at December 31, 2004, and requires monthly payments of principal and interest at LIBOR plus 2.25% (LIBOR on this loan was 2.28% at December 31, 2004). The remaining principal balance is due upon maturity in August 2005.

        The Company financed the acquisition and subsequent refurbishments of the corporate aircraft with two loans. One loan, with a principal balance of $4.3 million at December 31, 2004, requires monthly payments of principal and interest at the commercial paper rate plus 1.8% (the commercial paper rate was 1.73% at December 31, 2004) through January 2011. The second loan with a principal balance of $59,000 at December 31, 2004 requires monthly payments of principal and interest at 9.5% in the amount of $3,000 through August 2006. On February 28, 2005, the Company sold and transferred its ownership of 100% of the outstanding membership interests (the "Membership Interests") in Corporate Flight LLC to Gary M. Holloway, Sr. Corporate Flight LLC's primary asset was the corporate aircraft which had a net book value of $3.8 million at February 28, 2005 and was secured by two notes payable which had an aggregate outstanding balance of $4.2 million at February 28, 2005.

        The aggregate annual principal payments as of December 31, 2004 due on our notes payable for the five succeeding years and thereafter are as follows (in thousands):

2005	$10,486
2006	5,269
2007	192,824
2008	4,744
2009	34,103
2010 and thereafter	122,581

$370,007

        The principal payments reflected above are presented prior to the refinancing of variable-rate indebtedness described above and include the indebtedness secured by the corporate aircraft that was transferred to Mr. Holloway in February 2005 as noted above.

8.    Line of Credit

        In November 2004, the Company entered into a $150 million three-year unsecured revolving credit facility, subject to increase to $250 million (the "Credit Facility"), with a consortium of banks. The Credit Facility provides for the issuance of up to $20 million of letters of credit, which is included in the $150 million available under the Credit Facility. The Company's availability under the Credit Facility is limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool (which as December 31, 2004 consisted of seven student housing properties and in no event may contain fewer than five student housing properties) as of the end of the previous quarter and 50% percent of the value of the Company's cash flow from the management of military housing projects and student housing properties in the previous quarter, provided that the total cash flow attributable to annualized management fees does not exceed 35% of the borrowing base.

        The Company may elect to have amounts outstanding under the Credit Facility bear interest at a Eurodollar rate based on LIBOR or the prime rate, plus an applicable rate, ranging from 1.50% to 2.125% for Eurodollar rate loans or 0.625% to 1.50% for prime rate loans. The applicable rate is determined by the leverage ratio of all liabilities to total asset value of the Company. In addition, the Company pays fees for unused availability on the Credit Facility.

        The Credit Facility contains affirmative and negative covenants and also contains financial covenants which, among other things, (i) require the Company to maintain a total leverage ratio against the unencumbered asset pool equal to or less than 60%, (ii) limit the aggregate amount of outstanding variable-rate indebtedness to 30% of total indebtedness commencing February 8, 2005, (iii) limit the payment of dividends by the Company to its shareholders to 95% of funds from operations as defined in the Credit Facility, (iv) limit the amount of recourse debt, exclusive of amounts outstanding under the Credit Facility, to $25 million, and in no event greater than $150 million in total, and (v) require the Company to maintain a consolidated tangible net worth, as defined in the Credit Facility, of at least $275 million plus an amount equal to 75% of the net proceeds from any equity issuances subsequent to the closing date of the Credit Facility in November 2004. The financial covenants also require the Company to operate in compliance with the following ratios as defined by the terms of the Credit

Facility: (i) fixed charge coverage ratio equal to or greater than 1.75x; (ii) interest coverage ratio equal to or greater than 2.00x; and (iii) unsecured interest coverage ratio equal to or greater than 2.25x.

        In January 2005, the Company paid a dividend to its shareholders in excess of the 95% of funds from operations. On March 31, 2005, the Company received a formal waiver of this instance of noncompliance with the financial covenant. The Company and the lenders also agreed on March 31, 2005 to modify the covenant related to the payment of dividends to shareholders for the year ended December 31, 2005. Under the terms of the modification, the Company is now restricted from paying dividends to its shareholders in 2005 in excess of 110% of funds from operations. The terms of the Credit Facility will revert to the original terms after 2005.

        Additionally, the Company did not reduce the aggregate amount of its outstanding variable-rate indebtedness as a percentage of its total outstanding indebtedness below 30% by February 8, 2005, as required by the terms of the Credit Facility. On February 24, 2005, the Company converted certain variable-rate loans secured by seven student housing properties to fixed-rate loans. As a result of this refinancing, the Company lowered its outstanding variable-rate indebtedness as a percentage of fixed-rate indebtedness below the 30% limit. On March 29, 2005, the Company received a formal waiver of this instance of noncompliance with the financial covenant.

        As of December 31, 2004, there were no amounts or letters of credit outstanding under the Credit Facility. As of March 31, 2005, the Company had $60.0 million outstanding under the Credit Facility, bearing interest at a Eurodollar rate based on 30-day LIBOR at 2.77% and an applicable rate of 1.75%, for a total interest rate of 4.52%. This rate will expire on April 11, 2005, at which point we may repay the loan or reset the interest rate under a new 30, 60, 90-day Eurodollar rate based on LIBOR or a prime rate.

        The Credit Facility contains affirmative and negative covenants and also contains financial covenants which, among other things, require the Company to maintain a total leverage ratio against the unencumbered asset pool equal to or less than 62.5% through December 31, 2005 and 60% after December 31, 2005. The financial covenants also require that the Company comply with the following ratios as defined by the terms of the Credit Facility: (i) fixed charge coverage ratio equal to or greater than 1.75x; (ii) interest coverage ratio equal to or greater than 2.00x; and (iii) unsecured interest coverage ratio equal to or greater than 2.25x. The Company is also limited to incurring no more than $25 million in recourse debt, exclusive of amounts borrowed under the Credit Facility, and in no event greater than $50 million in total. The financial covenants also require the Company to maintain a consolidated tangible net worth, as defined in the Credit Facility, of at least $275 million plus an amount equal to 75% of the net proceeds from any equity issuances subsequent to the closing date of the Credit Facility in November 2004.

9.    Transactions with Related Parties

        In the ordinary course of its business operations, the Company has on-going business relationships with Gary M. Holloway, Sr. entities affiliated with Mr. Holloway, and entities in which the Mr. Holloway or the Company has an equity investment. These relationships and related transactions are summarized below. The operating results or financial position of the Company and The GMH Predecessor Entities could be significantly different from those that would have been reported if the entities were autonomous.

        Through the completion of the Company's initial public offering on November 2, 2004, common costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Mr. Holloway, including The GMH Predecessor Entities, using assumptions based on headcount that management believed were reasonable. During the period from January 1, 2004 to November 1, 2004, and the years ended December 31, 2003 and 2002, such costs totaled $2.1 million, $1.4 million, and $0.3 million, respectively, and are included in administrative expenses in the accompanying consolidated and combined statements of operations. Subsequent to November 1, 2004, such costs were incurred directly by the Operating Partnership. The allocation of such costs to other entities owned or controlled by Mr. Holloway subsequent to November 2, 2004 totaled $139,000 and is reflected as expense reimbursements from related parties in the accompanying consolidated and combined statements of operations.

        The Company provides property management consulting services to GMH Capital Partners, LP, an entity wholly owned by Mr. Holloway, in connection with property management services that GMH Capital Partners, LP performs related to five student housing properties containing a total of 2,833 beds. The Company earns consulting fees equal to 80% of the management fees that GMH Capital Partners, LP earns for providing the property management services. For the period from November 2, 2004 to December 31, 2004, such fees totaled $62,000. In addition, the Company earned management fees from properties in which Mr. Holloway is an investor. During the period from January 1, 2004 to November 1, 2004, the year ended December 31, 2003, and the year ended December 31, 2002, such income totaled $4,000, $28,000 and $71,000, respectively.

        The Company is reimbursed by the owners of certain military projects and student housing properties under management, including some in which Mr. Holloway is an investor, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. The reimbursement of these costs is reflected as expense reimbursements from related parties in the accompanying consolidated and combined statements of operations. During the period from January 1, 2004 to November 1, 2004, the period from November 2, 2004 to December 31, 2004, the years ended December 31, 2003 and 2002, such reimbursed costs totaled, $19.5 million, $13.8 million, $3.3 million and $0.2 million, respectively.

        The GMH Predecessor Entities paid management fees and reimbursed expenses to entities owned by Mr. Holloway that were not contributed to the Company in connection with its initial public offering. During the period from January 1, 2004 to November 1, 2004, and the years ended December 31, 2003 and 2002, the management fees and reimbursed expenses totaled $77,000, $106,000, and $99,000, respectively.

        Denis J. Nayden, one of the Company's trustees, is a senior vice president of General Electric Company, which is the parent company of General Electric Capital Corporation. At December 31,

2004, we had $202.8 million of indebtedness to General Electric Capital Corporation secured by properties or other assets that we own.

        Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies from which we have purchased title insurance with respect to student housing and military housing projects that we acquired in 2004. In connection with our purchase of title insurance for these student housing properties and projects, we paid premiums to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title companies paid to Bryn Mawr Abstract $471,094 in 2004 for the provision of title abstract services.

10.    Profits Interests

        In recognition of past services, certain employees of The GMH Predecessor Entities and other entities affiliated with Mr. Holloway were previously awarded profits interests by Mr. Holloway. These employees were eligible to participate in the net proceeds or value received by Mr. Holloway upon the sale or disposition of certain student housing properties and the military housing business in excess of Mr. Holloway's equity investments in such assets. These employees rendered all services and satisfied all conditions necessary to earn the right to benefit from these profits interests as of the date that such profits interests were awarded. In accordance with Financial Accounting Standards Statement No.5, Accounting for Contingencies, compensation expense relating to the award of these profits interests was required to be recognized by The GMH Predecessor Entities when the sale or disposition of the assets resulting in proceeds received by Mr. Holloway in an amount in excess of his equity investment in such assets became probable. This amount became probable during the third quarter of 2004 when the remaining profits interests awards were amended to fix the value of such awards at $33.2 million to be paid to these employees unconditionally. Accordingly, we recognized a compensation expense in this amount in the third quarter of 2004. Mr. Holloway's obligations regarding the profits interests were satisfied upon the transfer to these employees of $33.2 million of units of limited partnership in the Operating Partnership owned by Mr. Holloway on November 2, 2004, the closing date of our initial public offering.

11.    Employee 401(k) Plan

        The GMH Predecessor Entities' employees were eligible to participate in a multi-employer tax-deferred defined contribution 401(k) plan. Participants elected to defer a portion of their compensation by salary reduction. The GMH Predecessor Entities' contributions to the plan, which were based on a percentage of participant contributions, amounted to $35,000, $24,000, and $31,000 for the period from January 1, 2004 to November 1, 2004 and for the years ended December 31, 2003 and 2002, respectively.

        Subsequent to the formation of the Operating Partnership, the Company established a tax deferred defined contribution 401(k) plan for its eligible employees. Participants may elect to defer a portion of their compensation by salary reduction. The Company's contributions to the plan, which are based on a percentage of participant contributions, amounted to $16,000 for the period from November 2, 2004 to December 31, 2004.

12.    Commitments and Contingencies

        As of December 31, 2004, we had agreements to acquire four student housing properties and an undeveloped parcel of land for an aggregate purchase price of $82.7 million and had placed deposits related to such planned acquisitions totaling $810,000. From January 1, 2005 through March 31, 2005, we acquired each of these four student housing properties.

        In connection with finalizing the agreements with the DoD for the Company's military housing projects, the Company has committed to contribute the following aggregate amounts as of December 31, 2004:

2006	$2,000,000
2007	5,900,000
2011 and thereafter	17,900,000

Total	$25,800,000

        In connection with the development, management, construction, and renovation agreements for certain of the military housing projects, the Company guarantees the completion of its obligations under the agreements. The guarantees require to the Company to fund any costs in excess of the amounts budgeted in the underlying development, management, construction, and renovation agreements. Management believes that these guarantees will not have a material adverse impact on the Company's financial position or results of operations.

        The Company is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material adverse impact on the Company's financial position or results of operations.

        The Company has entered into employment agreements with three of its executive officers. Each employment agreement is for an initial three-year term beginning on January 1, 2005 and provides for base salaries aggregating $975,000 in each of the three years. The base salaries will be increased annually effective January 1 of each year by a minimum amount equal to at least the percentage increase in the Consumer Price Index.

        Under the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2004.

13.    Segment Reporting

        The Company is managed as individual entities that comprise three reportable segments: (1) student housing (2) military housing and (3) corporate. The Company's management evaluates each segment's performance based upon net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	2004				2003
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$25,251	$—	$399	$25,650	$—	$—	$636	$636
Expense reimbursements:
Related party	1,140	31,822	347	33,309	230	2,921	122	3,273
Third party	7,203	—	—	7,203	7,318	—	—	7,318
Management fees:
Related party	1,458	2,897	—	4,355	2,432	1,460	—	3,892
Third party	3,986	—	—	3,986	2,624	—	—	2,624
Other fee income-related party	—	8,460	—	8,460	—	450	392	842
Other income	126	393	396	915	226	—	4	230

Total revenue	39,164	43,572	1,142	83,878	12,830	4,831	1,154	18,815
Operating Expenses:
Property operating expenses	16,258	6,497	—	22,755	5,001	4,217	—	9,218
Reimbursed expenses	8,343	31,822	347	40,512	7,548	2,921	122	10,591
Real estate taxes	1,887	—	—	1,887	—	—	83	83
Administrative expenses	—	—	4,439	4,439	—	—	1,405	1,405
Profits interest and employee initial public offering bonus expense	—	—	37,502	37,502	—	—	—	—
Depreciation and amortization	6,214	25	915	7,154	24	—	798	822
Interest	5,579	—	493	6,072	—	—	396	396

Total expenses	38,281	38,344	44,696	120,321	12,573	7,138	2,804	22,515
Net (loss) income before equity in earnings of unconsolidated entities, minority interest and income taxes	883	5,228	(42,554)	(36,443)	257	(2,307)	(1,650)	(3,700)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	751	—	—	751

Net income (loss) before minority interest and income taxes	883	5,228	(42,554)	(36,443)	1,008	(2,307)	(1,650)	(2,949)
Minority interest	—	—	247	247	—	—	—	—

Net income (loss) before income taxes	883	5,228	(42,801)	(36,690)	1,008	(2,307)	(1,650)	(2,949)
Income taxes	33	279	—	312	—	—	—	—

Net income (loss)	$850	$4,949	$(42,801)	$(37,002)	$1,008	$(2,307)	$(1,650)	$(2,949)

	2002
	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$—	$—	$736	$736
Expense reimbursements:
Related party	107	—	142	249
Third party	3,462	—	—	3,462
Management fees:
Related party	6,578	—	—	6,578
Third party	1,983	—	—	1,983
Other fee income-related party	—	—	372	372
Other income	264	—	31	295

Total revenue	12,394	—	1,281	13,675
Operating Expenses:
Property operating expenses	5,074	2,336	389	7,799
Reimbursed expenses	3,569	—	142	3,711
Real estate taxes	—	—	79	79
Administrative expenses	—	—	295	295
Depreciation and amortization	23	—	798	821
Interest	—	—	542	542

Total expenses	8,666	2,336	2,245	13,247

Net income (loss)	$3,728	$(2,336)	$(964)	$428

	Student Housing	Military Housing	Corporate	Total
	(in thousands)
As of December 31, 2004:
Total assets	$663,980	$57,856	$51,225	$773,061

As of December 31, 2003:
Total assets	$891	$3,454	$11,801	$16,146

14.    Earnings Per Common Share

        The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the period from November 2, 2004 to December 31, 2004 (in thousands, except share and per share amounts):

	Basic	Diluted
Net income	$251	$251
Minority interest	—	247

Income available to common shareholders	$251	$498

Weighted-average shares outstanding	29,965,418	29,965,418
Warrant		1,721,726
Units of limited partnership held by minority interest holders		29,545,486

Total weighted-average shares outstanding	29,965,418	61,232,629

Earnings per Common Share	$0.01	$0.01

        On December 15, 2004, the Company declared a partial quarterly dividend of $0.16 per outstanding common share for the period from October 28, 2004 through December 31, 2004. The dividend of $4.8 million was paid in January 2005 to common shareholders of record on December 30, 2004.

15.    Acquisition of Real Estate Investments (Unaudited)

        During the year ended December 31, 2004, the Company acquired 30 student housing properties and one undeveloped parcel of land for an aggregate purchase price, excluding lease intangibles, of $634.1 million. The results of operations for each of the acquired properties have been included in our statements of operations from the respective purchase dates. All pro forma financial information presented within this footnote is unaudited and is not necessarily indicative of the results which actually would have occurred if the purchases had been consummated on January 1, 2003, nor does the pro forma information purport to represent the results of operations for future periods.

        The following unaudited pro forma financial information for the years ended December 31, 2004 and 2003 gives effect to the acquisition of the 30 student housing property acquisitions as if the transactions had occurred on January 1, 2003 (in thousands):

	December 31,
	2004	2003
Pro forma revenue	$82,411	$50,423
Pro forma net income	8,984	3,006

16.    Summary of Quarterly Results (Unaudited)

        The following is a summary of quarterly financial information as of and for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004:
Total revenue	$5,317	$13,294	$21,336	$43,931
Net (loss) income	(768)	908	(34,414)	(2,728)
Basic earnings per common share(1)	—	—	—	$.01
Diluted earnings per common share(1)	—	—	—	$.01
2003:
Total Revenue	$3,608	$3,440	$3,126	$8,641
Net (loss) income	(1,030)	(2,009)	(992)	1,082

(1)
Earnings per share from the date of completion of the initial public offering on November 2, 2004 through December 31, 2004.

Item 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)
Change in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        On March 28, 2005, the Compensation Committee of our Board of Trustees approved the performance criteria that will be used to determine executive officer cash bonus awards for the 2005 fiscal year. A description of this executive officer cash bonus award policy is filed as Exhibit 10.19 to this report and is incorporated by reference herein.

Part III

Item 10.    Directors and Executive Officers of the Registrant.

Trustees

        The information required by Item 10 is incorporated herein by reference to the information contained under the caption "Proposal 1—Election of Trustees" to be contained in our definitive proxy statement related to the 2005 annual meeting of shareholders.

Executive Officers

        The information concerning our executive officers required by this Item 10 is provided under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11.    Executive Compensation.

        The information required by this Item 11 is incorporated by reference to the information to be contained in our definitive proxy statement for the 2005 annual meeting of shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The information required by Item 12 is incorporated by reference to the information to be contained in our definitive proxy statement for the 2005 annual meeting of shareholders.

Item 13    Certain Relationships and Related Transactions.

        The information required by Item 13 is incorporated by reference to the information to be contained in our definitive proxy statement for the 2005 annual meeting of shareholders.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 is incorporated by reference to the information to be contained in our definitive proxy statement for the 2005 annual meeting of shareholders.

Part IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)
  Financial Statements.

  The consolidated and combined financial statements of GMH Communities Trust and the GMH Predeessor Entities for the year ended December 31, 2004 are included in Part II, Item 8 of this report.

  (b)
  Exhibits Required by Item 601 of Regulation S-K.

Exhibit	Description of Document
3.1
Articles of Amendment and Restatement of Declaration of Trust of the Registrant (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
3.2
Bylaws of the Registrant (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
3.3
Second Amended and Restated Agreement of Limited Partnership of GMH Communities Trust, LP (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
10.1
Contribution Agreement, dated July 27, 2004, by and among GMH Communities, LP, GMH Communities GP, LLC and GMH LP LLC. (Incorporated by reference from the Registrant's Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 11, 2004, as amended (File No. 333-116343)).
10.2	Warrant, dated July 27, 2004, as amended on October 28, 2004, issued to Vornado Realty LP, by GMH Communities Trust and GMH Communities, LP. (Filed herewith).
10.3*
Employment Agreement by and between the Registrant and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
10.4*
Employment Agreement by and between the Registrant and Joseph M. Coyle (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).

10.5*
Employment Agreement by and between the Registrant and Bruce F. Robinson (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
10.6*
GMH Communities Trust Deferred Compensation Plan (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
10.7*
GMH Communities Trust Equity Incentive Plan (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
10.8
Credit Agreement dated as of November 8, 2004, among GMH Communities, LP, a Delaware limited partnership, the Registrant, each Subsidiary of the Trust that becomes a borrower, each lender, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2004).
10.9
First Amendment of Credit Agreement, dated as of November 23, 2004, among GMH Communities, LP, a Delaware limited partnership, the Registrant, each Subsidiary of the Trust that becomes a borrower, Bank of America, N.A., as a Lender, as Administrative Agent, Swing Line Lender and L/C Issuer and the following Lenders: Eurohypo AG, New York Branch, JPMorgan Chase Bank, Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, Morgan Stanley Bank, and Bank Midwest ((Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004).
10.10
Guaranty Agreement, dated as of November 8, 2004, by the Registrant, for the benefit of Bank of America, N.A., a national banking association, as Administrative Agent, and Lenders together with their respective successors and assigns (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2004).
10.11
Contribution Agreement, effective as of October 18, 2004, by and among GMH Communities, LP, Corporate Flight Services, Inc., GH 353 Associates, Inc., LVWD, Ltd., GMH Capital Partners Asset Services, LP and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant's Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 26, 2004, as amended (File No. 333-116343)).
10.12
Form of Restricted Common Shares Award Agreement for Non-Employee Trustees (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 5, 2005 (File No. 333-121853)).
10.13
Form of Restricted Common Shares Award Agreement for Employees pursuant to the GMH Communities Trust Equity Incentive Plan (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 5, 2005 (File No. 333-121853)).
10.14
Membership Interest Purchase Agreement, effective as of February 28, 2005, by and between GMH Military Housing, LLC and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2005).

10.15
Agreement of Sale, dated as of March 22, 2005, by and among Whitehall Street Real Estate Limited Partnership IX, Bridge Street Real Estate Fund 1998, L.P., W9/JP-M Gen-Par Inc., Stone Street W9/JP-M Corp., Stone Street Real Estate Fund 1998, L.P., GHJP, Inc., Nittany Crossing Intermediate, LLC and GMH Communities, LP, and the individuals as signatories thereto (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005).
10.16
Agreement of Sale, dated as of March 22, 2005, by and among Whitehall V-S Real Estate Limited Partnership V, Stone Street GMH-S Corp., Stone Street Real Estate Fund 1996, L.P., Bridge Street Real Estate Fund 1996, L.P., State College Park Intermediate, LLC and GMH Communities, LP, and the individuals as signatories thereto (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005).
10.17
Contribution Agreement, dated as of March 22, 2005, by and among GMH Communities, LP and Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Denise Hubley and Robert DiGiuseppe (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005).
10.18
Contribution Agreement, dated as of March 22, 2005, by and among GMH Communities, LP and Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Denise Hubley and Robert DiGiuseppe (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005).
10.19*	Executive Officer Cash Bonus Award Policy. (Filed herewith).
21.1	Subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of Ernst & Young LLP. (Filed herewith).
31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith)
31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
32.1
Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2
Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
  *
  Management contract or compensatory agreement.

  (c)
  Financial Statement Schedules.

  The following financial statement schedule should be read in conjunction with the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Pages
III—Real Estate and Accumulated Depreciation as of December 31, 2004	116-117

GMH Communities Trust
Schedule III—Real Estate and Accumulated Depreciation
(dollars in thousands)

						Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried December 31, 2004
Property name	Address	Location	# of Beds	Encumberances at 31-Dec-04		Land	Buildings and Furniture	Land	Buildings and Furniture	Land	Buildings and Furniture	Total	Accumulated Depreciation	Date of Construction	Year Acquired	Depreciable Life, in years
Investments in student housing properties
University Crescent	4500 Burbank Drive	Baton Rouge, LA	660	$16,565		$4,113	$16,452	$—	$35	$4,113	$16,487	$20,600	$(204)	1999	2004	40
University Greens	2900 Oak Tree Avenue	Norman, OK	516	8,092		2,490	9,958	—	4	2,490	9,962	12,452	(123)	1999	2004	40
University Heights	1319 Knotty Pine Way	Knoxville, TN	684	12,567		2,964	11,819	—	8	2,964	11,827	14,791	(147)	1999	2004	40
University Lodge	2024 Binford Street	Laramie, WY	481	10,823		2,571	10,283	—	—	2,571	10,283	12,854	(127)	2002	2004	40
University Pines	122 Lanier Drive	Statesboro, GA	552	13,057		3,014	12,057	—	46	3,014	12,103	15,117	(150)	2001	2004	40
University Trails	2210 Main Street	Lubbock, TX	684	19,700	(2)	5,159	20,635	—	25	5,159	20,660	25,819	(256)	2003	2004	40
University Court	4915 Belle Chase Boulevard	East Lansing, MI	516	14,285		3,218	12,872	—	13	3,218	12,885	16,103	(160)	2001	2004	40
University Estates	4500 W. Bethel Avenue	Muncie, IN	552	10,384		2,481	9,926	—	6	2,481	9,932	12,413	(123)	2001	2004	40
University Gables	2827 S. Rutherford Boulevard	Murfreesboro, TN	648	16,460		3,653	14,613	—	—	3,653	14,613	18,266	(181)	2001	2004	40
University Glades	3443 Southwest 39th Boulevard	Gainesville, FL	432	10,725		2,309	9,236	—	25	2,309	9,261	11,570	(115)	2000	2004	40
University Manor	3535 E. 10th Street	Greenville, NC	600	14,807		3,526	14,103	—	—	3,526	14,103	17,629	(175)	2002	2004	40
University Mills	2124 W. 27th Street	Cedar Falls, IA	480	9,148		2,574	10,295	—	—	2,574	10,295	12,869	(128)	2002	2004	40
University Place	100 Wahoo Way	Charlottesville, VA	528	14,096		3,635	14,539	—	—	3,635	14,539	18,174	(180)	2003	2004	40
Collegiate Hall	500 Palisades Drive	Birmingham, AL	528	12,400	(2)	3,150	12,599	—	—	3,150	12,599	15,749	(156)	2001	2004	40
Campus Club—Statesboro	211 Lanier Drive	Statesboro, GA	984	23,340	(2)	6,104	24,414	—	—	6,104	24,414	30,518	(261)	2003	2004	40
Campus Edge	105 Doleac Drive	Hattiesburg, MS	552	12,024	(2)	3,114	12,458	—	—	3,114	12,458	15,572	(53)	2003	2004	40
Melrose Apartments(1)	1601 North Lincoln Avenue	Urbana, IL	864	17,364	(2)	5,327	17,309	—	—	5,327	17,309	22,636	(123)	1998	2004	40
University Fields	200 Curtis Street	Savoy, IL	588	—		3,671	14,685	—	—	3,671	14,685	18,356	(63)	1999	2004	40
University Oaks	21 National Guard Rd	Columbia, SC	660	—		5,030	20,121	—	—	5,030	20,121	25,151	(86)	2004	2004	40
University Pointe	2323 Glenna Goodacre Blvd.	Lubbock, TX	684	—		5,860	23,441	—	—	5,860	23,441	29,301	(100)	2004	2004	40
College Park—Chapel Ridge	101 Legacy Terrace	Chapel Hill, NC	544	20,225	(2)	5,248	20,991	—	9	5,248	21,000	26,248	(151)	2003	2004	40
University Centre	5200 Croyden Avenue	Kalamazoo, MI	700	—		5,224	20,898	—	—	5,224	20,898	26,122	(89)	2004	2004	40
University Courtyards	1801 Monks Avenue	Mankato, MN	672	—		4,678	18,714	—	—	4,678	18,714	23,392	(80)	2003	2004	40
University Highlands	2800 Enterprise Blvd	Reno, NV	732	—		6,485	25,941	—	—	6,485	25,941	32,426	(111)	2004	2004	40
University Uptown	2601 West Oak	Denton, TX	528	—		4,437	17,747	—	—	4,437	17,747	22,184	(76)	2004	2004	40
GrandMarc	3549 Iowa Avenue	Riverside, CA	824	42,048		10,934	43,737	—	—	10,934	43,737	54,671	(187)	2001	2004	40
Campus Walk	401 Hathorn Road	Oxford, MS	432	8,796	(2)	1,995	11,229	—	—	1,995	11,229	13,224	(44)	2001	2004	40
Pirates Cove	3305 East 10th Street	Greenville, NC	1,056	21,838		4,728	26,081	—	—	4,728	26,081	30,809	(103)	2000	2004	40
University Walk	1205 University Walk Circle	Charlotte, NC	480	10,996		2,331	12,851	—	—	2,331	12,851	15,182	(51)	2002	2004	40
Campus Club—Gainesville	4000 S.W. 37th Boulevard	Gainesville, FL	924	20,073		4,632	23,805	—	—	4,632	23,805	28,437	(102)	1997	2004	40

			19,085	$359,813		$124,655	$513,809	$—	$171	$124,655	$513,980	$638,635	$(3,905)
Corporate assets
Corporate headquarters	10 Campus Boulevard	Newtown Square, PA	—	5,867		2,096	4,874	—	—	2,096	4,874	6,970	(23)	2000	2004	40

Total investment in real estate and corporate assets			19,085	$365,680		$126,751	$518,683	$—	$171	$126,751	$518,854	$645,605	$(3,928)

GMH Communities Trust

Schedule III—Real Estate and Accumulated Depreciation

(in thousands)

The changes in total real estate for the year ended December 31, 2004, is as follows:

2004
Balance, beginning of year	$6,970
Acquisitions	638,464
Improvements	171
Write-off of fully depreciated assets which are no longer in service	—
Dispositions and other	—

Balance, end of year	$645,605

The changes in accumulated depreciation for the year ended December 31, 2004, is as follows:
Balance, beginning of year	$—
Depreciation expense	3,928
Write-off of fully depreciated assets which are no longer in service	—
Dispositions and other	—

Balance, end of year	$3,928

Note:

(1)
Includes an undeveloped parcel of land.

(2)
The encumbrance on this property at December 31, 2004 was refinanced in February 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMH COMMUNITIES TRUST
Date: March 31, 2005	/s/ GARY M. HOLLOWAY, SR. Gary M. Holloway, Sr. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY M. HOLLOWAY, SR. Gary M. Holloway, Sr.	President, Chief Executive Officer and Chairman of our Board of Trustees (Principal Executive Officer)	March 31, 2005
/s/ BRUCE F. ROBINSON Bruce F. Robinson	President of Military Housing Business and Trustee	March 31, 2005
/s/ BRADLEY W. HARRIS Bradley W. Harris	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005
/s/ FREDERICK F. BUCHHOLZ Frederick F. Buchholz	Trustee	March 31, 2005
/s/ RADM JAMES W. EASTWOOD (RET) RADM James W. Eastwood (Ret)	Trustee	March 31, 2005
/s/ STEVEN J. KESSLER Steven J. Kessler	Trustee	March 31, 2005
/s/ DENIS J. NAYDEN Denis J. Nayden	Trustee	March 31, 2005
/s/ DENNIS J. O'LEARY Dennis J. O'Leary	Trustee	March 31, 2005
/s/ RICHARD A. SILFEN Richard A. Silfen	Trustee	March 31, 2005

QuickLinks

GMH COMMUNITIES TRUST INDEX TO FORM 10-K
Cautionary Note Regarding Forward-Looking Statements
PART I
  Item 1. Business.
  Our Company
  STUDENT HOUSING BUSINESS
  MILITARY HOUSING BUSINESS
  Financing Strategy
  Our Formation Transactions
  Our Operating Partnership
  Our Agreements with Vornado Realty Trust and its Affiliates Restrict our Activities
  Taxable REIT Subsidiaries
  Regulatory Matters
  Insurance
  Employees
  Environmental Matters
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES CONSOLIDATED AND COMBINED BALANCE SHEETS (in thousands, except par value and number of shares)
GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (in thousands, except per share information)
GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES CONSOLIDATED AND COMBINED STATEMENTS OF BENEFICIARIES' AND OWNER'S EQUITY (in thousands, except number of shares)
GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (in thousands)
GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES Notes to Consolidated and Combined Financial Statements December 31, 2004
  Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
  Item 9B. Other Information.
Part III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13 Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
Part IV
  Item 15. Exhibits, Financial Statement Schedules.
GMH Communities Trust Schedule III—Real Estate and Accumulated Depreciation (in thousands)
SIGNATURES