Form 10-Q
period 2005-03-31
GMH Communities Trust
filed 2005-05-10
CIK 1293200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

On March 31, 2005, 30,374,551 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding. This amount includes 23,562 restricted common shares that are considered outstanding for voting purposes and are eligible to receive dividend distributions payable to common shareholders, but are not considered outstanding under generally accepted accounting principles for purposes of the financial statements included in this report.

GMH COMMUNITIES TRUST

INDEX TO FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

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
Item 6. Exhibits

Signatures

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, operating or financial performance, strategic plans and objectives, or regulatory or competitive environments. Statements regarding the following subjects are forward-looking by their nature:

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

•                  our ability to qualify as a real estate investment trust (“REIT”) for federal income tax purposes;

•                  our understanding of our competition;

•                  market opportunities and trends;

•                  projected capital expenditures; and

•                  the impact of technology on our properties, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our management’s current expectations include, but are not limited to:

•                  the factors referenced in our most recent Annual Report on Form 10-K, including those set forth under the sections of the annual report titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Our Business”;

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

•                  high leverage on the entities that own the military housing privatization projects;

•                  reductions in government military spending;

ii

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

•                  our failure to lease unoccupied space in accordance with management’s projections;

•                  potential liability under environmental or other laws; and

•                  the existence of complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT.

When we use the words “believe,” “expect,” “may,” “potential,” “anticipate,” “estimate,” “plan,” “will,” “could,” “intend” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent otherwise required by law.

iii

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GMH COMMUNITIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value and number of shares)

	March 31, 2005	December 31, 2004
ASSETS
Real estate investments:
Student housing properties	$812,242	$638,635
Accumulated depreciation	8,135	3,905
	804,107	634,730
Corporate assets:
Corporate assets	7,568	11,625
Accumulated depreciation	231	241
	7,337	11,384
Cash and cash equivalents	14,681	60,926
Restricted cash	5,604	2,313
Accounts and other receivables, net:
Related party	10,997	9,309
Third party	2,911	2,257
Investments in military housing projects	40,984	39,482
Deferred contracts costs	744	126
Deferred financing costs, net	3,295	2,820
Lease intangibles, net	4,031	4,994
Deposits	561	1,848
Other assets	2,776	2,872
Total assets	$898,028	$773,061
LIABILITIES AND BENEFICIARIES’ EQUITY
Notes payable	$433,799	$370,007
Line of credit	60,000	—
Accounts payable:
Related party	16	277
Third party	751	1,160
Accrued expenses	13,459	9,308
Dividends and distributions payable	13,634	9,583
Other liabilities	6,768	4,907
Total liabilities	528,427	395,242
Minority interest	178,906	182,118
Beneficiaries’ equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 30,350,989 issued and outstanding at March 31, 2005 and December 31, 2004	30	30
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	200,363	200,276
Cumulative earnings	2,068	251
Cumulative dividends	(11,766)	(4,856)
Total beneficiaries’ equity	190,695	195,701
Total liabilities and beneficiaries’ equity	$898,028	$773,061

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share information)

	Three Months Ended March 31,
	2005	2004
	(Company)	(Predecessor)

Revenue:
Rent and other property income	$25,841	$134
Expense reimbursements:
Related party	8,740	1,731
Third party	1,274	1,341
Management fees:
Related party	1,867	881
Third party	640	1,013
Other fee income-related party	3,731	—
Other income	111	217
Total revenue	42,204	5,317
Operating Expenses:
Property operating expenses	10,693	2,472
Reimbursed expenses	10,014	3,072
Real estate taxes	2,007	21
Administrative expenses	2,933	225
Depreciation and amortization	6,774	205
Interest	5,407	89
Total operating expenses	37,828	6,084
Income (loss) before minority interest and income taxes	4,376	(767)
Minority interest	1,773	—
Income (loss) before income taxes	2,603	(767)
Income taxes	785	—
Net income (loss)	$1,818	$(767)

Earnings per common share—basic	$0.06

Earnings per common share—diluted	$0.06
Weighted-average shares outstanding during the period:
Basic	30,350,989
Diluted	61,642,027
Common share dividend declared per share	$0.2275

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GHM PREDECESSOR ENTITIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2005	2004
	(Company)	(Predecessor)

Cash flows from operating activities:
Net income (loss)	$1,818	$(767)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	4,441	205
Amortization:
Lease intangibles	2,333	—
Notes payable fair value adjustment	(547)	—
Deferred loan costs	349	5
Restricted shares	25	—
Allowance for doubtful accounts	(47)	—
Income from investments in military housing projects	(462)	—
Minority interest	1,773	—
Changes in operating assets and liabilities:
Restricted cash	(3,290)	—
Accounts and other receivables	(2,757)	(469)
Deferred contract costs	(618)	(315)
Other assets	829	(334)
Accounts payable	(670)	—
Accrued expenses	3,921	1,259
Other liabilities	1,861	—
Net cash from operating activities	8,959	(416)
Cash flows from investing activities:
Property acquisitions	(123,067)	—
Capitalized expenditures	(244)	—
Net cash from investing activities	(123,311)	—
Cash flows from financing activities:
Common share dividends	(4,858)	—
Limited partnership unit distributions	(4,729)	—
Owner distributions	—	(1,749)
Owner contributions	—	1,918
Proceeds from line of credit	105,000	—
Repayment of line of credit	(45,000)	—
Proceeds from notes payable	40,560	—
Repayment of notes payable	(22,041)	(226)
Payment of financing costs	(825)	—
Net cash from financing activities	68,107	(57)
Net decrease in cash and cash equivalents	(46,245)	(473)
Cash and cash equivalents, beginning of period	60,926	516
Cash and cash equivalents, end of period	$14,681	$43

Supplemental information:
Real estate acquired by assuming debt	$47,964	—
Issuance of units of limited partnership interest for purchase of student housing properties	$1,655	—
Property distributed at net book value	$4,208	—
Debt distributed at net book value	$3,854	—
Cash paid for interest	$5,279	$89
Cash paid for taxes	$309	—

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

Notes to Condensed Consolidated and Combined Financial Statements

March 31, 2005

(Unaudited)

1. Organization and Basis of Presentation

Organization

Management of the Trust (defined below) and The GMH Predecessor Entities (defined below) has prepared these condensed consolidated and combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or combined pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not to be misleading. The condensed consolidated and combined financial statements should be read in conjunction with the audited financial statements and the notes thereto of the Trust and The GMH Predecessor Entities included in the Trust's Annual Report on Form 10-K as filed with the SEC on March 31, 2005. In management’s opinion, all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Trust and the consolidated and combined results of operations and cash flows of the Trust and The GMH Predecessor Entities,  are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

GMH Communities Trust (the “Trust,” and collectively with its subsidiaries, “we” or the “Company”) intends to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). We completed our initial public offering on November 2, 2004, pursuant to which we sold an aggregate of 30,350,989 common shares of beneficial interest at an offering price of $12.00 per share, and raised an aggregate of $331.7 million in net proceeds, after deducting the underwriters’ discount, and other offering-related expenses. The Trust was formed as a Maryland real estate investment trust in May 2004, and prior to completion of our initial public offering, the Trust had no operations. We contributed the net proceeds from the offering to our operating partnership, GMH Communities, LP, a Delaware limited partnership (the “Operating Partnership”), in exchange for units of partnership interest. As of March 31, 2005, the Operating Partnership had 60,034,498 units of partnership interest outstanding, of which the Trust owned 29,769,820 units of limited partnership interest, and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest which represents 100% of the general partnership interest in the Operating Partnership. As of March 31, 2005, there were 29,683,509 units of limited partnership interest outstanding that were not owned by the Company.

We, through the Operating Partnership and its subsidiaries, are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families located on or near military bases throughout the United States. Through our Operating Partnership, we own and operate our student housing properties and the interests in joint ventures that own military housing privatization projects (“military housing projects”).

Formation Transactions

The Operating Partnership commenced operations on July 27, 2004, when Gary M. Holloway, Sr., our chairman, president, and chief executive officer, Vornado Realty Trust (“Vornado”), and certain entities affiliated with Mr. Holloway and Vornado, entered into an agreement to contribute various assets to the Operating Partnership. Under the terms of the contribution agreement, Mr. Holloway contributed equity interests relating to student housing properties and military housing projects owned by him and by entities affiliated with him, including College Park Management, Inc., GMH Military Housing, LLC, other entities owning a 10% interest in four student housing properties, and other related assets in exchange for 66,000 Class A partnership interests in the Operating Partnership. Vornado agreed to contribute up to $159.0 million to the Operating Partnership in exchange for 34,000 Class B partnership interests. In connection with its investment in the Operating Partnership, Vornado also purchased a warrant for $1.0 million to acquire, at its option, a number of units of limited partnership interest in the Operating Partnership, common shares in the Trust, or a combination of both, representing a 38.264% economic interest in the Operating Partnership or the Trust, as the case may be, immediately prior to completion of our initial public offering. The proceeds from sale of the warrant are included in minority interest on the March 31, 2005 consolidated balance sheet. In addition, in connection with the closing of our initial public offering on November 2, 2004, Mr. Holloway further contributed his interests in 353 Associates, L.P. and Corporate Flight Services, LLC, a student housing property and other related assets to the Operating Partnership. We collectively refer to College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P. and Corporate Flight Services, LLC, together with the Operating Partnership, as The GMH Predecessor Entities.  The exchange of contributed interests has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities have been recorded at the historical cost of The GMH Predecessor Entities.

The following are descriptions of each of The GMH Predecessor Entities, other than the Operating Partnership:

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

•      College Park Management, Inc. performed property management and asset management services for residential apartment properties leased to students at colleges and universities located throughout the United States. In connection with the formation of the Operating Partnership on July 27, 2004, Mr. Holloway consented to the merger of College Park Management, Inc. with and into College Park Management, LLC, a wholly-owned subsidiary of the Operating Partnership. College Park Management TRS, Inc., a subsidiary of College Park Management, LLC, has made an election to be treated for federal income tax purposes as a “taxable REIT subsidiary,” as defined in the Code.

•      GMH Military Housing, LLC, through its wholly-owned subsidiaries, engages in the development, construction, renovation and management of family military housing units located on military bases throughout the United States. In connection with the formation of the Operating Partnership on July 27, 2004, Mr. Holloway contributed 100% of the outstanding equity interests in GMH Military Housing, LLC and each of its wholly-owned subsidiaries to the Operating Partnership. GMH Military Housing, LLC has made an election to be treated as a corporation for federal income tax purposes and as a “taxable REIT subsidiary,” as defined in the Code.

•      Corporate Flight Services, LLC (“Corporate Flight LLC”) owns and operates a corporate aircraft that had been leased to certain of The GMH Predecessor Entities and other entities owned or controlled by Mr. Holloway that were not contributed to the Company in connection with our initial public offering. In connection with the completion of our initial public offering on November 2, 2004, Mr. Holloway contributed 100% of the outstanding equity interests in Corporate Flight LLC to the Operating Partnership. In February 2005, the Company transferred its interest in Corporate Flight LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway.  See Note 8.

Redemption of Operating Partnership Interests

Prior to our initial public offering, Vornado and Mr. Holloway were the sole equity holders of the Operating Partnership and each held, through affiliated entities, general partnership interests in the Operating Partnership. Concurrent with the closing of the Company’s initial public offering on November 2, 2004, we became the sole general partner of the Operating Partnership. In accordance with the terms of the limited partnership agreement of the Operating Partnership and concurrent with the completion of our initial public offering on November 2, 2004, we paid approximately $77.3 million to Vornado relating to the redemption of all of Vornado’s Class B partnership interests in the Operating Partnership based on Vornado’s $113.8 million contribution to the Operating Partnership as of the date of the offering, plus a preferential return in the amount of $13.5 million, and after giving effect to the surrender by Vornado of $50.0 million in value of its pre-offering partnership interest in the Operating Partnership, as payment for the portion of its warrant required to be exercised upon completion of our initial public offering under the terms of the warrant. Upon closing of our initial public offering, Vornado exercised the warrant to purchase 6,666,667 units of limited partnership interest in our Operating Partnership at a price of $7.50 per unit, which represented a 20.972% economic interest in the Operating Partnership immediately prior to our initial public offering. As of March 31, 2005, the remaining portion of the warrant was exercisable for up to 5,671,223 units of limited partnership interest of the Operating Partnership or common shares, at an exercise price of $8.82 per unit or common share, at any time during the 18 months following the closing of our initial public offering.

In addition, in connection with the redemption of Vornado’s interests in the Operating Partnership and amendment to the partnership agreement for the Operating Partnership on November 2, 2004, Mr. Holloway’s Class A limited partnership interest and managing general partnership interest in the Operating Partnership were exchanged for 19,624,294 limited partnership units and Mr. Holloway contributed additional assets to our Operating Partnership, including interests in entities that own our corporate headquarters and aircraft and interests in an additional student housing property.

Basis of Presentation

The financial statements of GMH Communities Trust included herein present the consolidated financial position of the Company and its subsidiaries as of March 31, 2005 and December 31, 2004 and the consolidated results of their operations and cash flows for the three months ended March 31, 2005. All intercompany items and transactions have been eliminated.

The financial statements of The GMH Predecessor Entities included herein present the combined results of their operations and cash flows for the three months ended March 31, 2004. All intercompany items and transactions have been eliminated.

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

Real Estate Investments and Corporate Assets

We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost of acquired assets includes the purchase price and closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. We base fair value estimates on information obtained from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, and other market data.

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. We amortize the value of in-place leases to expense over the remaining term of the respective leases. Accumulated amortization related to intangible lease costs was $4.6 million at March 31, 2005 and $2.3 million at December 31, 2004.

Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals.

We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs such as cleaning, interior painting and carpeting of units. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is 40 years for buildings including student housing properties and the commercial office building, 10 years for the corporate aircraft and three to five years for residential furniture and appliances.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. We review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated.

Cash Equivalents

All highly-liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits and cash held as collateral for real estate taxes and capital expenditures as required by the terms of various loan agreements.

Allowance for Doubtful Accounts

We estimate the collectibility of receivables generated by rental and other income as a result of the operation of our student housing properties. If we believe that the collectibility of certain amounts is questionable, we record a specific reserve for these amounts to reduce the amount outstanding to an amount we believe will be collectible and a reserve for all other accounts based on a range of percentages applied to aging categories, which is based on historical collection and write-off experience.

We also evaluate the collectibility of fee income and expense reimbursements generated by the management of student housing properties owned by others and through the provision of development, construction, renovation and management services to our military housing projects based upon the individual facts and circumstances, and record a reserve for specific amounts, if necessary.

Accounts receivable are stated net of the allowance for doubtful accounts of $113,000 at March 31, 2005 and $159,000 at December 31, 2004.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $668,000 at March 31, 2005 and $359,000 at December 31, 2004.

Deferred Contract Costs

Deferred contract costs represent costs attributable to a specific military housing project incurred in connection with seeking Congressional approval of a Community Development and Management Plan, or CDMP, subsequent to the project being awarded by the Department of Defense, or DoD. In addition, deferred contract costs include transition and closing costs incurred that are expected to be reimbursed by the military housing project. Such amounts are evaluated as to the probability of recovery and costs that are not considered probable of recovery are written off. Revenue is recognized and the related costs are expensed at the time that the reimbursement for preparing the CDMP is approved by Congress or at closing of the military housing project.

Deposits

Deposits primarily consist of amounts paid to third parties in connection with planned student housing acquisitions and amounts paid to lenders that provide related financing or the refinancing of existing loans.  At March 31, 2005, deposits for planned acquisitions totaled $0.5 million and deposits related to financings totaled $0.1 million. At December 31, 2004, deposits for planned acquisitions totaled $0.8 million and deposits related to financings totaled $1.0 million.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts and other receivables, deposits, other assets, accounts payable, accrued expenses, and other liabilities approximate fair value because of the relatively short-term nature of these instruments.

The carrying value of fixed-rate notes payable assumed in connection with the acquisition of student housing properties were adjusted to their estimated fair value based on current market rates in effect at the time the properties were acquired. The adjusted carrying amount approximates fair value at March 31, 2005. The carrying value of variable-rate notes payable approximates fair value at March 31, 2005.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $341,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively.

Revenue Recognition

Student Housing Segment

Rental revenue is recognized when due over the lease terms, which are generally 12 months or less.

Standard management fees are based on a percentage of monthly cash receipts or gross monthly rental and other revenues generated by the properties managed for others. We recognize these fees when the cash is received by the property or the revenue is earned by the managed property, depending upon whether the management agreement relating to a student housing property bases the earned management fee on cash versus accrual basis revenue recognition.

Incentive management fees are earned as a result of the achievement of certain operating performance criteria over a specified period of time by certain managed properties, including targeted annual debt service coverage ratios. Revenue is recognized at the amount that would be due under the contract if the contract was terminated on the balance sheet date.

Asset management fees are based on a percentage of the gross carrying value of certain properties managed and are recognized when earned in accordance with the respective management agreements.

Expense reimbursements are comprised primarily of salary and related costs of our employees working at certain properties we manage for others, the cost of which is reimbursed by the owners of the related properties. We accrue operating expense reimbursements as the related expenses are incurred.

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

Standard and incentive development and construction/renovation fees are based on a percentage of development and construction/renovation costs incurred by the military housing projects including hard and soft costs and financing costs, and are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied.

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

Business development fees are earned from companies with which we have relationships in recognition of business development efforts and expenses incurred by us in connection with pursuing military housing projects. The fees consist of (i) a base fee, which is a fee paid to the Company in consideration of the Company’s ongoing pursuit of additional projects, and paid regardless of whether a project is awarded, and (ii) an incentive fee, which is paid over the course of an awarded project based on a percentage of certain development costs incurred by the project.  The base fees are recognized on a straight-line basis over the term of the related business development agreement.  The incentive fees are recognized as the related costs are incurred by the respective military housing projects.

Preferred returns are earned on our investments in the military housing projects.  The preferred returns are based on a fixed percentage of our investment in the military housing projects and are recognized at the rates specified in the agreements, subject to projected availability of funds in the underlying project.  Accrued preferred returns are periodically evaluated for collectibility.

Reimbursed Expenses

Expense reimbursements primarily include payroll and related expenses, incurred for certain employees engaged in the operation of certain student housing properties and military housing projects under management, and other operating expenses that are reimbursed to the Company by the owner of the related property.

Minority Interest

Minority interest as initially recorded at the date of our initial public offering represented the net equity of the Operating Partnership, including the proceeds received from the sale of the warrant to Vornado, multiplied by the ownership percentage of holders of limited partnership units in the Operating Partnership other than the Company. The Operating Partnership is obligated to redeem, at the request of a holder, each unit of limited partnership interest for cash or common shares on a one-for-one basis, subject to adjustments for share splits, dividends, recapitalizations or similar events. If the minority interest unit holders’ share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest holders to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. Distributions to limited partnership unit holders other than the Company are recorded as a reduction to minority interest.

On March 15, 2005, the Company declared a quarterly distribution of $0.2275 per outstanding unit of limited partnership interest. The distribution of $6.7 million was recorded as a reduction to minority interest at March 31, 2005 and was paid in April 2005.

Investments in Military Housing Projects

We evaluate each of our investments in military housing projects to determine if the underlying entity is a variable interest entity (“VIE”) as defined under FASB Financial Interpretation No. 46 (as revised) (“FIN 46”). If an entity is deemed to be a VIE pursuant to FIN 46, the entity that absorbs a majority of the expected losses of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, it is evaluated for consolidation based on controlling voting interests. If we have the majority voting interest with the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs, nor do we have controlling voting interests in any of our military housing projects. We record investments in military housing projects initially at our cost and subsequently adjust them to reflect our preferred return, cash contributions and distributions.

Income Taxes

GMH Communities Trust will elect to be taxed as a REIT under the Code when it files its tax return for the year ended December 31, 2004, which it will file in September 2005 pursuant to an extension granted in March 2005. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. We believe we are organized and operate in a manner that will allow us to qualify for taxation as a REIT under the Code, and it is our intention to adhere to these requirements and maintain the Company’s REIT status in the future. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, other than with respect to the Company’s taxable REIT subsidiaries.

In conformity with the Code and applicable state and local tax statutes, taxable income or loss of The GMH Predecessor Entities was required to be reported in the tax returns of Gary M. Holloway Sr., and Vornado, as such entities were treated as pass-through entities for tax purposes. Accordingly, no income tax provision has been reflected in the accompanying combined statements of operations of The GMH Predecessor Entities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, as revised, “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions including all stock options that have future vesting provisions, as modified, or as newly granted beginning on the grant date of such options. Prior to the effective date of this revision, SFAS No. 123 permitted entities the option of applying the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had the company used the preferable fair-value-based method. The Company will be required to implement SFAS No. 123R for the year beginning January 1, 2006. The Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial statements.

In November 2004, the Company established an equity incentive plan (the “Plan”) that provides for the issuance of options, restricted shares, share appreciation rights, performance units and other equity based awards.  During the three months ended March 31, 2005, the Company issued 23,562 restricted common shares under the Plan to non-employee members of the Company’s Board of Trustees. The restricted common shares vest over a three year period from the grant date. The restricted common shares are entitled to the same dividend and voting rights during the vesting period as the issued and outstanding common shares. The fair value of the awards was calculated based on the closing market price of the Company’s common shares on the grant date and is expensed on a straight-line basis over the vesting period.  For the three months ended March 31, 2005, the Company recognized non-cash stock-based compensation expense of $25,000 related to restricted common shares.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.

3.  Real Estate Investments and Acquisitions

As of March 31, 2005, the Company owned 38 student housing properties located near 31 colleges and universities in 23 states. These properties contain an aggregate of 7,136 units and 23,880 beds. The Company’s investment in student housing properties at March 31, 2005 and December 31, 2004 was as follows (in thousands):

	March 31, 2005	December 31, 2004
Land	$159,334	$124,656
Building and improvements	637,134	501,680
Residential furniture and appliances	15,774	12,299
	$812,242	$638,635

During the three months ended March 31, 2005, the Company acquired eight student housing properties located near six colleges and universities in six states with an aggregate of 1,607 units and 4,795 beds and for an aggregate acquisition cost of approximately $172.7 million. Gary M. Holloway, Sr., four other employees of the Company, including two executive officers of the Company, and an employee of an entity owned by Mr. Holloway, held an ownership interest in two of these properties that were acquired for a total purchase price of $38.2 million.  The Company paid $36.6 million of cash to the selling entity not affiliated with the Company and issued a total of 138,023 units of limited partnership interest in the Operating Partnership to Mr. Holloway and these individuals with an aggregate fair market value of $1.6 million in connection with the purchase of the two properties.  The fair market value of the limited partnership units was based on the closing price of the Company’s common shares on the purchase date. The fair market value of $1.6 million was recorded as an increase to minority interest on the consolidated balance sheet.

4.  Investments in Military Housing Projects

Investments in military housing projects are initially recorded at cost and are subsequently adjusted for preferred returns earned, additional cash contributions, and distributions received. Preferred returns earned on our investments in the military housing projects are accrued at the rates specified in the agreements, subject to projected availability of funds in the underlying project. Accrued preferred returns are periodically evaluated for collectibility.

In November 2003, GMH Military Housing, LLC and FW Military Housing LLC formed a joint venture known as GMH Military Housing-Fort Carson LLC, which acquired the ownership interests of an unrelated bankrupt entity that was a member of Fort Carson Family Housing LLC, the entity that owns the Fort Carson military housing project. GMH Military Housing, LLC contributed approximately $2.4 million to GMH Military Housing-Fort Carson LLC in return for its 10% interest in the joint venture. The 10% ownership interest in the joint venture was accounted for using the equity method of accounting from the acquisition date in November 2003 through November 1, 2004. In connection with our initial public offering on November 2, 2004, the remaining 90% interest in the joint venture was acquired in exchange for the issuance to FW Military Housing LLC of 2,583,334 units of limited partnership interest in the Operating Partnership having a value of $31.0 million. This acquisition was recorded at the fair value of the consideration paid. The Company received $3.5 million of distributions from Fort Carson Family Housing LLC during 2004. The carrying value of this investment was $30.0 million at March 31, 2005 and $29.7 million at December 31, 2004. The Company earns a preferred return on its investment in Fort Carson Family Housing LLC, which is paid on a monthly basis.

In November 2004, the Company and Benham Military Communities, LLC formed a joint venture known as GMH/Benham Military Communities LLC for the purpose of investing in the Navy Northeast Region military housing project. The Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC’s 10% interest is accounted for as minority interest and is included in accrued expenses on the consolidated balance sheet at March 31, 2005 and December 31, 2004.  In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC earns a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment was $11.0 million at March 31, 2005 and $10.8 million at December 31, 2004.

5.  Income Taxes

Current income tax expense of the taxable REIT subsidiaries was $785,000 for the three months ended March 31, 2005, which includes $657,000 of federal taxes and $128,000 of state taxes. The federal statutory tax rate is 34% for the taxable REIT subsidiaries. The effective tax rate of the taxable REIT subsidiaries for the three months ended March 31, 2005 was 32.2%. The Company’s effective tax rate is lower than the federal statutory rate as a result of the permanent depreciation differences between income subject to income tax for book and tax purposes.

6.  Notes Payable

During the three months ended March 31, 2005, fixed-rate notes payable totaling $48.0 million were assumed relating to the acquisition of four student housing properties and a fixed-rate note payable totaling $31.4 million was obtained in connection with the acquisition of a student housing property. These notes require monthly payments of principal and/or interest, bear interest at fixed rates ranging from 4.92% to 7.09%, and mature at various dates through 2014. In conjunction with the purchase accounting for these properties, the net carrying value of the assumed notes payable was increased by $2.1 million to record them at their estimated fair value. The fair value of the notes was calculated as the difference between the present value of the notes using a current estimated market rate of interest and the outstanding principal amount. This amount is being amortized as an adjustment to interest expense over the term of the related debt.

During the three months ended March 31, 2005, a variable-rate note payable totaling $9.2 million was obtained in connection with the acquisition of a student housing property. The note requires payments of interest only at LIBOR plus 1.90% (LIBOR on this loan was 2.75% at March 31, 2005) and matures in 2007.

In February 2005, the Company completed the refinancing of variable-rate notes secured by seven of its student housing properties. In connection with the refinancing, the Company repaid approximately $20.4 million of the total $113.7 million of indebtedness secured by these seven properties, and replaced the remaining $93.3 million of variable-rate debt with an equal amount of fixed-rate debt with interest rates ranging from 4.24% to 4.7% and maturity terms ranging from five to seven years.

At March 31, 2005, notes payable totaling $427.9 million were secured by 29 student housing properties with a cost and net book value of $597.0 and $590.6 million, respectively. At December 31, 2004, notes payable totaling $359.8 million were secured by 23 student housing properties with a cost and net book value of $451.9 and $449.1 million, respectively.

At March 31, 2005, the Company had a note payable in the amount of $5.8 million secured by the corporate headquarters, requiring monthly payments of principal and interest at LIBOR plus 2.25% (LIBOR on this loan was 2.75% at March 31, 2005). The remaining principal balance is due upon maturity in August 2005. In addition, the corporate office furniture was financed with a note that had a remaining balance of $51,000 at March 31, 2005, and requires monthly payments of principal and interest at LIBOR plus 2.25% (LIBOR on this loan was 2.75% at March 31, 2005). The remaining principal balance is due upon maturity in August 2005.

Prior to its contribution to the Company in connection with the completion of our initial public offering, Corporate Flight LLC financed the acquisition and subsequent refurbishments of the corporate aircraft with two notes payable. One loan required monthly payments of principal and interest at the commercial paper rate plus 1.8% through January 2011. The second loan required monthly payments of principal and interest at 9.5% through August 2006. On February 28, 2005, the Company sold and transferred its ownership of 100% of the outstanding membership interests in Corporate Flight LLC back to Gary M. Holloway, Sr. Corporate Flight LLC’s primary asset was the corporate aircraft which had a net book value of $3.8 million at February 28, 2005 and was secured by the two notes payable, which had an aggregate outstanding balance of $4.2 million at February 28, 2005.   Corporate Flight LLC’s net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer, was recorded as a capital distribution and allocated to additional paid-in capital and minority interest on the consolidated balance sheet.

The aggregate annual principal payments as of March 31, 2005 due on our notes payable for the five succeeding years and thereafter are as follows (in thousands):

2005	$9,236
2006	5,188
2007	87,960
2008	4,708
2009	34,076
2010 and thereafter	292,631
$433,799

7.  Line of Credit

In November 2004, the Company entered into a $150 million three-year unsecured revolving credit facility, subject to increase to $250 million (the “Credit Facility”), with a consortium of banks. The Credit Facility provides for the issuance of up to $20 million of letters of credit, which is included in the $150 million available under the Credit Facility. The Company’s availability under the Credit Facility is limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool (which as of March 31, 2005 consisted of nine student housing properties, and in no event may contain fewer than five student housing properties) as of the end of the previous quarter and 50% percent of the value of the Company’s cash flow from the management of military housing projects and student housing properties in the previous quarter, provided that the total cash flow attributable to annualized management fees does not exceed 35% of the borrowing base.

The Company may elect to have amounts outstanding under the Credit Facility bear interest at a Eurodollar rate based on LIBOR or the prime rate, plus an applicable rate, ranging from 1.50% to 2.00% for Eurodollar rate loans or 0.625% to 1.375% for prime rate loans. The applicable rate is determined by the leverage ratio of total liabilities to total asset value of the Company, as defined in the Credit Facility. In addition, the Company pays fees for unused availability on the Credit Facility.

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

In January 2005, the Company paid a dividend to its shareholders in excess of the 95% of funds from operations.  The Company received a formal waiver of this instance of noncompliance with the financial covenant. The Company and the lenders also agreed to modify the covenant related to the payment of dividends to shareholders for the year ended December 31, 2005. Under the terms of the modification, the Company is now restricted from paying dividends to its shareholders in 2005 in excess of 110% of funds from operations. The terms of the Credit Facility will revert to the original terms after 2005.

Additionally, the Company did not reduce the aggregate amount of its outstanding variable-rate indebtedness as a percentage of its total outstanding indebtedness below 30% by February 8, 2005, as required by the terms of the Credit Facility. On February 24, 2005, the Company converted certain variable-rate loans secured by seven student housing properties to fixed-rate loans. As a result of this refinancing, the Company lowered its outstanding variable-rate indebtedness as a percentage of fixed-rate indebtedness below the 30% limit. The Company received a formal waiver of this instance of noncompliance with the financial covenant for the period from February 8, 2005 through February 23, 2005.

As of March 31, 2005, the Company had $60 million outstanding under the Credit Facility, bearing interest at a Eurodollar rate based on 30-day LIBOR at 2.77% and an applicable rate of 1.75%, for a total interest rate of 4.52%.  As of March 31, 2005, there were no letters of credit outstanding under the Credit Facility.

8.  Transactions with Related Parties

In the ordinary course of its operations, the Company has on-going business relationships with Gary M. Holloway, Sr., entities affiliated with Mr. Holloway, and entities in which Mr. Holloway or the Company has an equity investment. These relationships and related transactions are summarized below. The operating results or financial position of the Company and The GMH Predecessor Entities could be significantly different from those that would have been reported if the entities were autonomous.

Through the completion of the Company’s initial public offering on November 2, 2004, common costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Mr. Holloway, including The GMH Predecessor Entities, using assumptions based on headcount that management believed were reasonable. During the three months ended March 31, 2004, such costs totaled $0.6 million and are included in administrative expenses in the accompanying combined statements of operations.  Subsequent to November 2, 2004, such costs were incurred directly by the Operating Partnership. The allocation of such costs to other entities owned or controlled by Mr. Holloway during the three months ended March 31, 2005 totaled $88,000 and is reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.

The Company leases space in its corporate headquarters to entities wholly-owned by Gary M. Holloway, Sr.  During the three months ended March 31, 2005 and 2004, rental income from these entities totaled $61,000 and $134,000, respectively, and is included in Rent and other property income in the accompanying consolidated and combined statements of operations.

The Company provides property management consulting services to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Mr. Holloway, in connection with property management services that GMH Capital Partners Asset Services, LP performs related to five student housing properties containing a total of 2,172 beds. The Company earns consulting fees equal to 80% of the management fees that GMH Capital Partners Asset Services, LP earns for providing the property management services.  For the three months ended March 31, 2005, such fees totaled $70,000. In addition, the Company earned management fees from properties in which Mr. Holloway is an investor.  During the three months ended March 31, 2005 and 2004, such income totaled $197,000, and $264,000, respectively.

The Company is reimbursed by the owners of certain military projects and student housing properties under management, including some in which Mr. Holloway is an investor, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. The reimbursement of these costs is reflected as expense reimbursements from related parties in the accompanying consolidated and combined statements of operations.  During the three months ended March 31, 2005 and 2004, such reimbursed costs totaled $8.7 million and $1.7 million, respectively.

The GMH Predecessor Entities paid management fees and reimbursed expenses to entities owned by Mr. Holloway that were not contributed to the Company in connection with its initial public offering. During the three months ended March 31, 2004, the management fees and reimbursed expenses totaled $8,000.

Denis J. Nayden, one of the Company’s trustees, is a senior vice president of General Electric Company, which is the parent company of General Electric Capital Corporation. At March 31, 2005, we had $221.0 million of indebtedness to General Electric Capital Corporation secured by properties or other assets that we own.

Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to student housing properties and military housing projects that we acquired or refinanced in 2005. In connection with our purchase of title insurance for these student housing properties, we paid premiums to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title companies paid to Bryn Mawr Abstract $130,000 during the three months ended March 31, 2005 for the provision of title abstract services.

Mr. Holloway owns GMH Capital Partners Commercial Realty LP, an entity that provides real estate consulting and brokerage services for real estate transactions. During the three months ended March 31, 2005, GMH Capital Partners Commercial Realty LP received aggregate commissions of $284,000 from the sellers of two student housing properties that the Company purchased.

In February 2005, the Company transferred its interest in Corporate Flight LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway.  Corporate Flight LLC had a net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer to Mr. Holloway, on the date it was transferred back to Mr. Holloway. This transfer was accounted for as a capital contribution and recorded as an $87,000 increase to additional paid-in capital and an $84,000 increase to minority interest on the March 31, 2005 consolidated balance sheet.

9. Commitments and Contingencies

As of March 31, 2005, we had agreements to acquire four student housing properties and an undeveloped parcel of land for an aggregate purchase price of $88.4 million and had placed deposits related to such acquisitions totaling $0.5 million.

In connection with finalizing the agreements with the DoD for the Company’s military housing projects, the Company has committed to contribute the following aggregate amounts as of March 31, 2005 (in thousands):

2006	$2,000
2007	5,900
2011 and thereafter	11,600
Total	$19,500

In connection with the development, management, construction, and renovation agreements for certain of the military housing projects, the Company guarantees the completion of its obligations under the agreements. The guarantees require the Company to fund any costs in excess of the amounts budgeted in the underlying development, management, construction, and renovation agreements.

Management believes that these guarantees will not have a material adverse impact on the Company’s financial position or results of operations.

The Company is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material adverse impact on the Company’s financial position or results of operations.

The Company has entered into employment agreements with three of its executive officers. Each employment agreement is for an initial three-year term beginning in November 2004 and provides for base salaries aggregating $975,000 in each of the three years. The base salaries will be increased annually effective January 1 of each year by a minimum amount equal to at least the percentage increase in the Consumer Price Index.

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2005 and December 31, 2004.

10. Segment Reporting

The Company is managed as individual entities that comprise two reportable segments: (1) student housing, and (2) military housing. The Company’s management evaluates each segment’s performance based upon net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Corporate includes the activities of certain departments from a corporate level, which includes personnel that service GMH Communities Trust as a whole and support our overall operations.

	Three Months Ended March 31,
	2005 (Company)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$25,780	$—	$61	$25,841	$—	$—	$134	$134
Expense reimbursements:
Related party	186	8,466	88	8,740	728	955	48	1,731
Third party	1,274	—	—	1,274	1,341	—	—	1,341
Management fees:
Related party	197	1,670	—	1,867	373	508	—	881
Third party	640	—	—	640	688	325		1,013
Other fee income-related party	—	3,661	70	3,731	—	—	—	—
Other income	53	24	34	111	43	30	144	217
Total revenue	28,130	13,821	253	42,204	3,173	1,818	326	5,317
Operating Expenses:
Property operating expenses	9,140	1,553	—	10,693	1,273	1,199	—	2,472
Reimbursed expenses	1,460	8,466	88	10,014	2,069	955	48	3,072
Real estate taxes	2,007	—	—	2,007	—	—	21	21
Administrative expenses	—	—	2,933	2,933	—	—	225	225
Depreciation and amortization	6,566	—	208	6,774	6	—	199	205
Interest	5,162	—	245	5,407	—	—	89	89
Total operating expenses	24,335	10,019	3,474	37,828	3,348	2,154	582	6,084
Income (loss) before minority interest and income taxes	3,795	3,802	(3,221)	4,376	(175)	(336)	(256)	(767)
Minority interest	1,867	1,494	(1,588)	1,773	—	—	—	—
Income (loss) before income taxes	1,928	2,308	(1,633)	2,603	(175)	(336)	(256)	(767)
Income taxes	11	774	—	785	—	—	—	—
Net income (loss)	$1,917	$1,534	$(1,633)	$1,818	$(175)	$(336)	$(256)	$(767)

	Student Housing	Military Housing	Corporate	Total
	(in thousands)
As of March 31, 2005:
Total assets	$826,006	$60,497	$11,525	$898,028
As of December 31, 2004:
Total assets	$663,980	$57,856	$51,225	$773,061

11.  Earnings Per Common Share

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three months ended March 31, 2005 (in thousands, except share and per share amounts):

	Basic	Diluted

Net income	$1,818	$1,818
Minority interest	—	1,773
Income available to common shareholders	$1,818	$3,591

Weighted-average common shares outstanding	30,350,989	30,350,989
Warrant	—	1,729,878
Units of limited partnership held by minority interest holders	—	29,560,822
Restricted common shares	—	338
Total weighted-average shares outstanding	30,350,989	61,642,027
Earnings per common share	$0.06	$0.06

On March 15, 2005, the Company declared a quarterly dividend of $0.2275 per outstanding common share. The dividend of $6.9 million was paid in April 2005 to common shareholders of record on March 30, 2005.

12. Acquisition of Real Estate Investments

During the year ended December 31, 2004 and the three months ended March 31, 2005, the Company acquired 30 and eight student housing properties, respectively, for an aggregate acquisition cost of $807.1 million.  The results of operations for each of the acquired properties have been included in our statements of operations from the respective purchase dates.  All pro forma financial information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the purchases had been consummated on January 1, 2004, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information for the three-month periods ended March 31, 2005 and 2004 gives effect to the acquisition of the 38 student housing properties as if the transactions had occurred on January 1, 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004

Pro forma revenue	$27,119	$26,120
Pro forma net income	1,942	1,997

13. Subsequent Events

In April 2005, we acquired one student housing property, containing 183 units and 370 beds, for a purchase price of $28.0 million. This acquisition was partially financed with the assumption of a $19.0 million loan secured by the property bearing interest at a fixed rate of 5.193%.

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

In connection with the formation transactions completed prior to and simultaneously with completion of our initial public offering, the interests in the GMH Predecessor Entities were contributed to our operating partnership as described in Note 1 to the financial statements included in this report.  We have described our operations in this report as if the historical operations of our predecessor entities were conducted by us. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto of GMH Communities Trust and the GMH Predecessor Entities appearing in Part I, Item 1of this report.

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

As a result of the various transactions and acquisitions completed in anticipation of, in connection with and subsequent to our initial public offering in November 2004, we expect our future results of operations to include significantly higher revenues and expenses than those reflected in our predecessor entity financial statements.

Currently, our operations are managed within two operating segments: (1) student housing and (2) military housing. This structure provides an effective platform for maximizing market penetration and optimizing operating economies of scale. In addition, we separately report the activities of certain departments from a corporate level, which includes personnel that service GMH Communities Trust as a whole and support our overall operations.

Student Housing

The student housing segment acquires, owns and manages premiere off-campus student housing properties strategically located near college or university campuses throughout the United States. Since July 2004, our rental revenue has increased substantially as a result of our acquisition of a total of 38 properties as of March 31, 2005. While we manage the properties we own, we do not recognize any fee income from their management. Instead, the rent payments we receive as a result of our ownership of these properties are reflected in our revenue. Additionally, operating expenses, real estate taxes and depreciation and amortization have increased as a result of these acquisitions. Further, interest expense has increased as a result of debt assumed or new debt obtained.

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

During the three months ended March 31, 2005, we acquired eight student housing properties for an aggregate acquisition cost of approximately $172.7 million.  The properties are located near six colleges and universities in six states and contain an aggregate of 1,607 units and 4,795 beds.  More specifically, these property acquisitions included the following:

•      two student housing properties, WillowTree Apartments and WillowTree Towers, located in Ann Arbor, Michigan and serving the University of Michigan. WillowTree Apartments contains 312 units/572 beds, and WillowTree Towers contains 163 units and 283 beds.  The properties were acquired on January 6, 2005 for an aggregate acquisition cost of $33.5 million, including the assumption of $24.2 million of indebtedness;

•      a student housing property, The Verge (previously known as Jefferson Commons), located in Sacramento, California and serving the California State University.  The property contains 288 units and 792 beds, and was acquired on March 14, 2005 for an aggregate acquisition cost of $51.7 million, including the placement of approximately $31.4 million in new fixed-rate debt;

•      a portfolio of three student housing properties: The View, located in Lincoln, Nebraska and serving the University of Nebraska; The Enclave, located in Bowling Green, Ohio and serving Bowling Green State University; and The Ridge, located in Morgantown, West Virginia and serving West Virginia University.  The properties contain an aggregate of 444 units and1,712 beds and were acquired for an aggregate acquisition cost of $49.0 million, including the placement of approximately $9.2 million of new variable- rate mortgage debt on The View, and the assumption of approximately $26.5 million of existing fixed-rate mortgage debt on The Enclave and The Ridge. The View was acquired on March 4, 2005 and The Enclave and The Ridge were acquired on March 16, 2005; and

•      two student housing properties, State College Park and Nittany Crossing, both located in State College, Pennsylvania and serving the Pennsylvania State University.  The properties contain an aggregate of 400 units and 1,436 beds and were acquired on March 22, 2005 for an aggregate acquisition price of approximately $38.6 million. Gary M. Holloway, Sr., four other employees of the Company, including two executive officers, and an employee of an entity owned by Mr. Holloway, held an ownership interest these properties.  In connection with these acquisitions, the Company paid $36.6 million of cash, and issued a total of 138,023 units of limited partnership interest in our operating partnership to Mr. Holloway and these individuals with an aggregate fair market value of $1.6 million.

In addition to these student housing property acquisitions, on February 24, 2005, we completed the refinancing of a total of $113.7 million of variable-rate indebtedness with respect to seven student housing properties. In connection with the refinancing, we repaid approximately $20.4 million of principal of the variable-rate indebtedness, and converted the remaining $93.3 million of variable-rate mortgage debt on the properties to an equal amount of fixed-rate debt with interest rates ranging from 4.24% to 4.7%, and maturity terms ranging from five to seven years.

As of March 31, 2005, with regard to our student housing segment, we:

•      owned 38 student housing properties containing a total of 23,880 beds; and

•      managed, or provided management consulting services for, a total of 23 student housing properties owned by others, containing a total of 5,187 units and 14,828 beds. Specifically, we provided management consulting services with respect to five of these properties to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Gary M. Holloway, Sr.

After the end of the first quarter, we acquired an additional student housing property in April 2005, referred to as the GrandMarc at Seven Corners.  This property is located in Minneapolis, Minnesota, serves the University of Minnesota, and contains 183 units and 370 beds. During the remainder of 2005, we expect to continue to acquire additional student housing properties that are located in the Company’s targeted markets and that meet management’s underwriting criteria for creating long-term growth potential.  The timing of these acquisitions will be dependent upon various factors, including the ability to complete satisfactory due diligence, obtain appropriate financing on the properties and the availability of capital.

Military Housing

Our military housing segment develops, constructs, renovates and manages military housing privatization projects in which we acquire interests. Our military housing segment began generating revenue in the fourth quarter of 2003 with the initiation of our Fort Carson and Fort Stewart and Hunter Army Airfield projects. Revenue grew throughout 2004 with the addition of various other projects. Revenue from our military housing segment is comprised primarily of fee income for providing development, construction/renovation and management services to our military housing privatization projects and, to a lesser extent, from returns on the equity we invest in the projects. In addition, we also receive expense reimbursements, consisting primarily of payroll and related expenses, closing costs and transition costs we incur for the project in the 30 to 90-day period preceding the initiation of our management of the project. Typically, at the time we initiate management on a project, the project reimburses us for these amounts from the proceeds of the debt issued by the project to finance its operations.

As of March 31, 2005, with regard to our military housing segment:

•      the Fort Eustis/Fort Story military housing privatization project obtained permanent financing.  This project covers two Army bases located in Virginia, and has a six-year initial development period with estimated project costs of $167.5 million.  The initial development period for this project covers the new construction and/or major renovation of more than 1,100 end-state housing units;

•      we earned fees for providing development, construction/renovation and management services to six military housing privatization projects currently in operation, encompassing 16 military bases totaling 12,580 end-state housing units; and

•      we owned interests in the joint ventures that own the six military housing projects currently in operation.

In addition, as of May 6, 2005, we had bids outstanding on an additional three military housing privatization projects that are pending award.  These three projects will cover an estimated 5,800 end-state housing units in the aggregate when awarded.  The DoD is expected to announce the winners of final award for these projects during the second quarter of 2005.

With regard to trends and uncertainties in the military housing market, management is currently awaiting developments relating to the base realignment and closure (BRAC) regulations under the Defense Base Closure and Realignment Act of 1990, as amended.  Under these regulations, the federal government has previously undertaken four rounds of BRAC beginning in 1988, and again in 1991, 1993 and 1995. The fifth round of BRAC was initiated in 2004 and has been targeted for completion in the fourth quarter of 2005, when the final list of additional bases recommended for realignment or closure is expected to become effective.  BRAC law sets out an approximately six-month process that includes specific dates for government action and the creation of an independent commission, referred to as the BRAC commission. A detailed description of this process follows:

•                  the Secretary of Defense issues a list of identified bases that are recommended for closure or realignment;

•                  the BRAC commission and various congressional defense committees then review the initial recommendations over the next several months. Upon conclusion of this review, the BRAC commission then transmits a report to the President that contains its findings and conclusions of the initial recommendations;

•                  the President then has approximately one month to transmit back to the BRAC commission and to Congress a report containing the President’s approval or disapproval of the BRAC commission’s recommendations.   If the President approves the recommendations, then they generally become binding after 45 “legislative” days, unless Congress enacts joint resolution of disapproval. If the President disapproves the BRAC commission’s initial recommendations, then the commission has approximately one month to re-submit a revised set of recommendations to the President; and

•                  the President must approve of the revised recommendations and transmit approval to Congress by a certain date or the process ends.  The final recommendations generally become binding after 45 “legislative” days, unless Congress enacts joint resolution of disapproval.

By May 13, 2005, the Secretary of Defense is expected to issue the DoD’s list of military bases that are recommended for closure and realignment.  As a result of the review process described above, however, the initial list of bases recommended for closure and realignment may be different than the final list that is ultimately approved by the President.  Under the current timeline published by the DoD, the President is expected to approve the final list of bases identified for closure or realignment by early November 2005.  Although management anticipates that certain of the Company’s awarded bases or projects may appear on the DoD’s initial list of base closure and realignment recommendations, it cannot predict with any certainty the potential effects that such announcements may have with regard to the military housing segment due to changes that may occur to the initial list of bases recommended for closure, and as a result of the positive impact that the recommendations may have on increasing the number of housing units covered by our current military housing projects.  Management will continue to monitor the effect of the BRAC announcement throughout 2005.

Corporate

In February 2005, we sold our interests in the entity that owned our corporate aircraft to Gary M. Holloway, Sr., our chairman, president and chief executive officer, which resulted in the transfer of an aggregate of approximately $4.2 million of indebtedness on the corporate aircraft back to Mr. Holloway.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements and the GMH Predecessor Entities’ combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the estimates and judgments associated with the application of these accounting principles may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate under the circumstances in which they were made. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

The following policies require significant judgments and estimates on our part in preparing the consolidated financial statements of the Company and the combined financial statements of the GMH Predecessor Entities. Changes in these judgments and estimates could have a material effect on these financial statements.

Revenue Recognition

Student Housing. Student housing revenue includes rental revenue and other property income, standard and incentive management fees, asset management fees and reimbursements of certain operating expenses. These sources of revenue are described in more detail below:

•      we recognize student housing rental revenue when due over the lease terms, which are generally 12 months or less;

•      standard management fees are based on a percentage of monthly cash receipts or gross monthly rental and other revenues generated by the properties managed for others. We recognize these fees when cash is received by the property or when revenue is earned by the managed property, depending upon whether the management agreement relating to a student housing property calls for cash versus accrual revenue recognition;

•      we earn incentive management fees as a result of the achievement of certain operating performance criteria over a specified period by certain managed properties, including targeted annual debt service coverage ratios, and recognize these fees at the amount that would be due under the contract if the contract was terminated on the balance sheet date;

•      asset management fees are based on a percentage of the gross carrying value of certain properties managed for related parties, and we recognize these fees when earned in accordance with the respective management agreements; and

•      expense reimbursements are comprised primarily of salary and related costs of our employees working at certain properties we manage for others, the cost of which is reimbursed by the owners of the related properties. We accrue operating expense reimbursements as the related expenses are incurred.

Military Housing.  We earn military housing revenues by providing services to our military housing projects which include the following:

•      Standard management fees are based on a percentage of revenue generated by the military housing projects from the basic allowance for housing provided by the government to service members, referred to as BAH, are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied.

•      Standard and incentive development and construction/renovation fees are based on a percentage of development and construction/renovation costs incurred by the military housing projects including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied.

•      Revenues on fixed-price renovation contracts are recorded on the percentage-of-completion method. When the percentage-of-completion method is used, contract revenue is recognized in the ratio that costs incurred to date bear to estimated costs at completion. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. When the revised estimates indicate a loss, such loss is currently provided for in its entirety.

•      Business development fees are earned from companies with which we have relationships in recognition of business development efforts and expenses incurred by us in connection with pursuing military housing projects. The fees consist of (i) a base fee, which is a fee paid to the Company in consideration of the Company’s ongoing pursuit of additional projects, and paid regardless of whether a project is awarded, and (ii) an incentive fee, which is paid over the course of an awarded project based on a percentage of certain development costs incurred by the project.  The base fees are recognized on a straight-line basis over the term of the related business development agreement.  The incentive fees are recognized as the related costs are incurred by the respective military housing projects.

•      Preferred returns are earned on our investments in the military housing projects.  The preferred returns are based on a fixed percentage of our investment in the military housing projects and are recognized as accrued at the rates specified in the agreements, subject to projected availability of funds in the underlying project.  Accrued preferred returns are periodically evaluated for collectibility.

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

Real Estate Investments and Corporate Assets

We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost for acquired assets includes the purchase price and closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. We base fair value estimates on information that we obtain from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted, and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions, and the nature of the tenancy. We amortize the value of in-place leases to expense over the remaining term of the respective leases.

Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals.

We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs such as cleaning, interior painting and carpeting of units. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is 40 years for buildings including student housing properties and the commercial office building, 10 years for the corporate aircraft and three to five years for residential furniture and appliances.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, such as real estate investments and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. We review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated.

Allowance for Doubtful Accounts

We estimate the collectibility of receivables generated by rental and other income as a result of the operation of our student housing properties. If we believe that the collectibility of certain amounts is questionable, we record a specific reserve for these amounts to reduce the amount outstanding to an amount we believe will be collectible and a reserve for all other accounts based on a range of percentages applied to aging categories, which is based on historical collection and write-off experience.

We also evaluate the collectibility of fee income and expense reimbursements generated by the management of student housing properties owned by others, and through the provision of development, construction, renovation and management services to our military housing projects, based upon the individual facts and circumstances of each situation and record a reserve for specific amounts, if necessary. Accounts receivable are stated net of the allowance for doubtful accounts.

Notes Payable

We record notes payable that we assume in connection with the acquisition of student housing properties at their estimated fair value, with the corresponding difference between the estimated fair value and assumed carrying value of the notes payable recorded as an adjustment to the purchase price of the related property. We determine fair value of assumed notes payable based on various assumptions related to market conditions, including the type, age and location of the acquired property and quoted interest rates for debt with similar terms.

Minority Interest

Minority interest as initially recorded at the date of our initial public offering represented the net equity of the Operating Partnership, including the proceeds received from the sale of the warrant to Vornado, multiplied by the ownership percentage of holders of limited partnership units in the Operating Partnership other than the Company. The Operating Partnership is obligated to redeem, at the request of a holder, each unit of limited partnership interest for common shares on a one-for-one basis, subject to adjustments for share splits, dividends, recapitalizations or similar events. If the minority interest unit holders’ share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest holders to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. Distributions to limited partnership unit holders other than the Company are recorded as a reduction to minority interest.

Investments in Military Housing Projects

We evaluate each of our investments in military housing projects to determine if the underlying entity is a variable interest entity (“VIE”) as defined under FASB Financial Interpretation No. 46 (as revised) (“FIN 46”). If an entity is deemed to be a VIE pursuant to FIN 46, the entity that absorbs a majority of the expected losses of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, it is evaluated for consolidation based on controlling voting interests. If we have the majority voting interest with the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs, nor do we have controlling voting interests in any of our military housing projects. We record investments in military housing projects initially at our cost and subsequently adjust them to reflect our preferred return, cash contributions and distributions.

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

We have elected to treat GMH Military Housing, LLC and College Park Management TRS, Inc. as taxable REIT subsidiaries. College Park Management TRS, Inc. is a wholly-owned subsidiary of College Park Management, LLC (which is a successor through merger to College Park Management, Inc., one of the GMH Predecessor Entities). See Note 1 to the financial statements included in this report.

Results of Operations

Our results of operations represent the operations of our student housing and military housing operating segments. The following significant factors affected our results of operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004:

•      In November 2004, we completed our initial public offering pursuant to which we sold an aggregate of 30,350,989 common shares and raised an aggregate of $331.7 million in net proceeds.

•      In 2004, subsequent to the formation of the Trust in May 2004, we acquired 30 student housing properties containing an aggregate of 5,529 units and 19,085 beds for an aggregate acquisition cost of $634.4 million.  During the three months ended March 31, 2005, we acquired eight student housing properties with an aggregate of 1,607 units and 4,795 beds for an aggregate acquisition cost of approximately $172.7 million.  These student housing properties contributed $25.8 million of rent and other property revenue and $2.1 million of net income in the three months ended March 31, 2005.

•      The Fort Stewart and Hunter Army Airfield and Fort Carson military housing projects both commenced operations in the fourth quarter of 2003; the Fort Hamilton project commenced operations in the second quarter of 2004; the Walter Reed Army Medical Center and Fort Detrick military housing project commenced operations in the third quarter of 2004; and the Fort Eustis/Fort Story (pursuant to an interim agreement) and the Navy Northeast military housing projects both commenced operations in the fourth quarter of 2004.  These military housing projects contributed $11.1 million of revenue in the three months ended March 31, 2005.

•      In November 2004, we entered into a $150 million three-year unsecured revolving credit facility with a consortium of banks. During the first quarter of 2005, the credit facility has been used to fund student housing acquisitions, dividend and distribution payments, and general working capital needs of the Company.

The results of operations presented below reflect the results of operations of the GMH Predecessor Entities for the three months ended March 31, 2004, and the results of operations for the Company for the three months ended March 31, 2005.

Comparison of the Three Months Ended March 31, 2005

to the Three Months Ended March 31, 2004

	Three Months Ended March 31,
	2005				2004
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$25,780	$—	$61	$25,841	$—	$—	$134	$134
Expense reimbursements:
Related party	186	8,466	88	8,740	728	955	48	1,741
Third party	1,274	—	—	1,274	1,341	—	—	1,341
Management fees:
Related party	197	1,670	—	1,867	373	508	—	881
Third party	640	—	—	640	688	325	—	1,013
Other fee income-related party	—	3,661	70	3,731	—	—	—	—
Other income	53	24	34	111	43	30	144	217
Total revenue	28,130	13,821	253	42,204	3,173	1,818	326	5,317
Operating Expenses:
Property operating expenses	9,140	1,553	—	10,693	1,273	1,199	—	2,472
Reimbursed expenses	1,460	8,466	88	10,014	2,069	955	48	3,072
Real estate taxes	2,007	—	—	2,007	—	—	21	21
Administrative expenses	—	—	2,933	2,933	—	—	225	225
Depreciation and amortization	6,566	—	208	6,774	6	—	199	205
Interest	5,162	—	245	5,407	—	—	89	89
Total operating expenses	24,335	10,019	3,474	37,828	3,348	2,154	582	6,084
Income (loss) before minority interest and income taxes	3,795	3,802	(3,221)	4,376	(175)	(336)	(256)	(767)
Minority interest	1,867	1,494	(1,588)	1,773	—	—	—	—
Income (loss) before income taxes	1,928	2,308	(1,633)	2,603	(175)	(336)	(256)	(767)
Income taxes	11	774	—	785	—	—	—	—
Net income (loss)	$1,917	$1,534	$(1,633)	$1,818	$(175)	$(336)	$(256)	$(767)

Student Housing

Revenue. Of the 38 properties owned as of March 31, 2005, we acquired 30 of the student housing properties during the six months ended December 31, 2004 and the remaining eight properties during the three months ended March 31, 2005. Rent from these properties totaled $25.8 million for the three months ended March 31, 2005.

Expense reimbursements from related parties decreased to $0.2 million in 2005 from $0.7 million in 2004, primarily due to the Company’s acquisition of two student housing properties from related parties in March 2005, which were managed by the Company prior to purchase.  In addition, we ceased managing one student housing property in March 2005 as it was sold to a third party.  Expense reimbursements from third parties remained unchanged at $1.3 million in 2005 and 2004.  We expect expense reimbursements, which relate to properties we manage but do not own, to become less significant as rental revenue earned from the properties that we do own continues to increase.

Management fee income from related parties decreased to $0.2 million in 2005, consisting of $0.1 million of standard management fees and $0.1 million of asset management fees, as compared to $0.4 million in 2004, consisting of $0.3 million of the standard management fees and $0.1 million of asset management fees. The decrease in standard management fees and asset management fees was primarily due to the Company’s acquisition of two student housing properties from related parties in March 2005 that were managed by the Company prior to purchase.  In addition, in March 2005 we ceased providing management services relating to an additional student housing property owned by a third party due to the sale of the property by the third party.  Management fee income from third parties decreased slightly to $0.6 million in 2005 from $0.7 million in 2004, primarily due to a decrease in revenue and cash receipts at the managed properties.

For the remainder of 2005, we expect management and asset management fees to contribute less significantly to total revenues in the future given the expected growth in rental revenue from the operations of properties we own.

Expenses.  Property operating expenses increased to $9.1 million in 2005 from $1.3 million in 2004, primarily due to expenses attributable to the 38 properties acquired from July 2004 through March 2005.

Reimbursed expenses decreased to $1.5 million in 2005 from $2.1 million in 2004, primarily due to the Company’s acquisition of the two student housing properties from related parties in March 2005 that were managed by the Company prior to our purchase.  In addition, in March 2005 we ceased providing management services relating to an additional student housing property owned by a third party due to the sale of the property by the third party.

Real estate taxes amounted to $2.0 million in 2005 due to the acquisition of 38 properties from July 2004 through March 2005.

Depreciation and amortization increased to $6.6 million in 2005 from less than $0.1 million in 2004 as a result of acquiring 38 properties for an aggregate acquisition cost of $807.1 million from July 2004 through March 2005. The $6.6 million in 2005 is comprised of $4.2 million of depreciation and $2.4 million of lease intangible amortization

Interest expense amounted to $5.2 million in 2005 as a result of the issuance and assumption of $499.2 million of debt, including borrowing under our line of credit, in connection with the acquisition of 38 properties from July 2004 through March 2005. In 2005, the Company borrowed $105.0 million and repaid $45.0 million under the line of credit.  We expect interest expense to increase significantly in the future as we incur additional debt to fund acquisitions.

Income taxes amounted to less than $0.1 million in 2005 as a result of taxable income in the Company’s taxable REIT subsidiary.

Military Housing

Revenue. Expense reimbursements totaled $8.5 million in 2005 compared to $1.0 million in 2004. Of the 2005 amount, $2.1 million related to the Fort Stewart and Hunter Army Airfield project and $2.4 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.1 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.3 million related to the Walter Reed Army Medical Center and Fort Detrick project, which commenced operations in the third quarter of 2004; $0.6 million related to the Fort Eustis/Fort Story project and $3.0 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004.

Management fees from related parties totaled $1.7 million in 2005 compared to $0.5 million in 2004.  Of the 2005 amount, $0.2 million related to the Fort Stewart and Hunter Army Airfield project and $0.4 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003, $0.1 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004, $0.1 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in the third quarter of 2004, $0.1 million related to the Fort Eustis/Fort Story project and $0.8 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004.

Other fee income totaled $3.7 million in 2005. Of this amount, $2.9 million related to development and construction/renovation fees earned from related parties, $0.3 million related to business development fees, and $0.5 million related to preferred returns on the military housing investments. Of the development and construction/renovation fees, $1.0 million related to the Fort Stewart and Hunter Army Airfield project, which commenced operations in the fourth quarter of 2003, $0.3 million related to the Fort Hamilton project, which commenced operations in June 2004, $0.2 million related to the Walter Reed Army Medical Center and

Fort Detrick project which commenced operations in July 2004, $0.2 million related to the Fort Eustis/Fort Story project and $1.2 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004.  Of the preferred returns, $0.2 million related to the Navy Northeast investment and $0.3 million related to the Fort Carson investment.  No other fee income was earned in the comparable period of 2004.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business. These costs increased to $1.6 million in 2005 from $1.2 million in 2004, primarily due to staffing increases related to expansion of the planning, execution and management teams to address the needs of the military housing segment.

Reimbursed expenses increased to $8.5 million in 2005 from $1.0 million in 2004 primarily due to payroll expenses for all of the six military housing projects in operation as of March 31, 2005; closing costs and transition expenses for the Fort Hamilton, Walter Reed, Fort Detrick, Fort Eustis/Fort Story, and Navy Northeast projects; and expenses relating to the Fort Carson project’s management and renovation contracts.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portions of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained unchanged at $0.2 million in 2005 and 2004.

Other income, consisting primarily of interest income and fees earned from entities affiliated with Gary M. Holloway, Sr. for use of our corporate aircraft, remained consistent at $0.1 million in 2005 and 2004.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, and corporate aircraft, increased to $2.9 million in 2005 from $0.2 million in 2004 primarily due to increased staffing and additional costs incurred in connection with becoming a public company and growth in our operating segments.

Depreciation, relating primarily to our corporate headquarters and corporate aircraft, remained unchanged at $0.2 million in 2005 and 2004.

Interest expense increased slightly to $0.2 million in 2005 compared to $0.1 million in 2004.

Liquidity and Capital Resources

Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs may include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses and (v) future distributions to shareholders and partners of our Operating Partnership. Our existing working capital and cash provided by operations, together with amounts available to us under our $150.0 million revolving credit facility are expected to be sufficient to meet our short-term liquidity requirements.   Availability under the credit facility is limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool as of the end of the previous quarter (which in no event may contain fewer than five student housing properties) and 50% of the annualized value of our cash flow from our management of military housing projects and student housing properties in the previous quarter. The credit facility was obtained by our Operating Partnership in November 2004, and the Trust serves as guarantor for the credit facility. Advances under the credit facility bear interest, at the election of the borrower, at a Eurodollar rate based on LIBOR or a base rate based on the prime rate announced by Bank of America, N.A., as the administrative agent of the facility, plus an “Applicable Rate,” ranging from 1.50% to 2.00% for Eurodollar rate loans or 0.625% to 1.375% for base rate loans. The Applicable Rate is determined by the ratio of all liabilities to the total asset value of the Company, as defined in the credit facility. The credit facility also requires that we maintain certain corporate level financial covenants.

As of March 31, 2005, we had availability under the credit facility equal to $150.0 million, of which $60.0 million in borrowings was outstanding, and bearing interest at a Eurodollar rate based on 30-day LIBOR of 2.77% and an Applicable Rate of 1.75%, for a total interest rate of 4.52%.  As of April 30, 2005, the interest rate was 4.68%.  During April 2005, we borrowed an additional $15.0 million under the credit facility to finance acquisitions and to pay the first quarter dividend distribution with respect to our outstanding common shares and units of limited partnership interest of our Operating Partnership.  The interest rate on the $15.0 million was 4.70% as of April 30, 2005. As of March 31, 2005 and April 30, 2005, there were no letters of credit outstanding under the credit facility.

Upon payment of our fourth quarter 2004 dividend to common shareholders in January 2005, we were in technical violation of a covenant under the credit facility that restricted us from distributing greater than 95% of our funds from operations per share to our shareholders. In addition, we were required under the terms of the credit facility to reduce the aggregate amount of our variable-rate indebtedness below a maximum threshold of 30% no later than February 8, 2005. We were unable to meet this requirement until February 24, 2005, when we completed a refinancing that replaced variable-rate indebtedness covering seven of our student housing properties with fixed-rate indebtedness. As a result, we were technically in default of this variable-rate debt covenant under the facility for the period from February 8, 2005 through February 23, 2005. We did not receive notice of default with respect to either of these covenants from the lenders under the credit facility, and were permitted to draw $105.0 million under the facility on March 10, 2005. On March 23, 2005, we repaid $45.0 million of this balance. On March, 31, 2005, we obtained a formal waiver from our lenders with respect to each of these restrictive covenants. In addition, we agreed with our lenders that the maximum level of distributions from our funds from operations per common share with respect to the fiscal year 2005 will be increased from 95% to 110%. As a result of these waivers, we were in compliance with all applicable financial covenants under the credit facility as of the end of the first quarter of 2005.

We will elect to be treated as a REIT for federal income tax purposes when we file our tax return relating to the fiscal year ended December 31, 2004. The tax return will be filed with the IRS in September 2005 pursuant to an extension granted to us in March 2005. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis. Therefore, except as discussed below, as a general matter, a substantial portion of cash generated by our operations will be used to fund distributions to shareholders and holders of limited partnership interests in our Operating Partnership, and will not be available to satisfy our liquidity needs.

Future dividends and distributions will be declared at the discretion of our board of trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our board of trustees deems relevant. We expect that during most of 2005, our cash flow from operations will be insufficient to fund our anticipated dividend distributions. Therefore, we expect to rely on amounts available under our credit facility or through other third party debt financing in order to fund these distributions and other capital needs.  In addition, our board of trustees may choose to pay a lower distribution in the event we are unable to obtain such financing. Any indebtedness we incur will increase our leverage and decrease our ability to borrow money for other needs, such as for the acquisition or development of additional student housing properties or investments relating to additional military housing projects.

As of March 31, 2005, 29 of our student housing properties, our corporate headquarters, and other assets were encumbered by notes payable aggregating $433.8 million and secured by first liens on the individual assets with an aggregate cost basis of approximately $601.9 million before accumulated depreciation.  Our notes payable have a weighted-average interest rate of 4.81% and mature at various dates between August 2005 and August 2014 and require monthly payments of principal and interest or monthly payments of interest only. The table below sets forth for the five succeeding years and thereafter the aggregate annual principal payments of our notes payable and credit facility (in thousands):

2005	$9,236
2006	5,188
2007	147,960
2008	4,708
2009	34,076
2010 and thereafter	292,631
$493,799

With regard to our military housing projects, we made a $10.6 million equity contribution in November 2004 relating to our Navy Northeast project and have contractually committed to contribute an aggregate of $2.0 million in 2006 to our Fort Hamilton project, $5.9 million in 2007 to our Walter Reed Army Medical Center/Fort Detrick project, $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project, and $3.6 million in 2011 for our Fort Eustis/Fort Story project; and we expect to commit $6.3 million in 2011 for our Fort Bliss/White Sands project. These equity contributions help to fund the development, construction and renovation of housing units at these bases during their respective initial development periods. Typically, we are reimbursed for certain payroll expenses relating to the student housing properties we manage for third parties, for certain costs we incur after we are awarded a military housing project until we enter into agreements for the project and for transition costs we incur shortly before initiation of our management of a military housing project. However, we are required to fund these costs prior to the time we receive the reimbursements. Typically, Army and Navy projects require approximately $1.0 million to $7.0 million in costs associated with transition and exclusive negotiations, depending on the size of the project. The expenditures typically begin 12 months prior to closing the military housing project. Accordingly, these timing differences add to our short-term liquidity needs.

If cash flows from any of our military housing projects are insufficient to meet the coverage ratios or benchmarks entitling us to receive fee payments, any unpaid fees will accumulate and be subsequently paid from operations or upon dissolution of the projects to the extent that funds are available and the applicable thresholds are met. If these thresholds are not met, we will not have access to certain of the fees we have earned. The unavailability of these funds would materially impact our ability to meet our short-term and long-term liquidity needs. We will be required to make equity contributions at the beginning of the initial development period for typical Navy transactions and at the end of the initial development period for typical Army transactions. If cash flow is insufficient, any unpaid equity returns will accumulate as specified in the applicable project agreement and subsequently be paid from operations or upon dissolution of the projects to the extent the funds are available. Based on our current expectations regarding the terms of the debt funding for our military projects, we expect that the projects will generate sufficient cash flows to fund the reinvestment account and pay anticipated equity returns.

With regard to our currently owned student housing properties, we do not have any short-term capital commitments; however, we will require funds in connection with our anticipated acquisitions of additional student housing properties. We intend to fund the equity portion of the purchase price for these additional student housing properties by using funds from our credit facility or from available cash from operations. In addition, we may leverage our existing student housing properties in order to have cash available to fund the purchase price of additional student housing properties. Depending upon the size of the Company’s student housing acquisition pipeline and the timing of closings on our properties under contract and non-binding letter of intent, the amount of cash required to fund planned student housing acquisitions during 2005 may exceed the maximum capacity available under our existing credit facility. To date, management has evaluated various capital raising strategies, including debt and preferred equity.  Capitalizing on our current enterprise value, we are currently pursuing a debt strategy, including a restructuring of our credit facility.

Long-term liquidity requirements with respect to our student housing and military housing segments consist primarily of amounts necessary to fund scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically at our properties, and the costs associated with acquisitions of student housing properties and awards or acquisitions of military housing projects that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including existing working capital, cash provided by operations, long-term mortgage indebtedness, and owner contributions.  We now expect our long-term liquidity requirements to be satisfied primarily through cash generated by operations that is not used to fund distributions and the additional external financing sources discussed above.

Inflation

As a majority of the Company’s student housing leases are 12 months or less, rates on in-place leases generally approximate market rental rates.  The Company believes that inflationary increases in expenses will be significantly offset by rent increases upon renewal.  A majority of the Company’s military housing management fees, construction/renovation fees and business development fees are based on a percentage of revenue or expenses generated by the Company or the military housing projects.  The Company believes that inflationary increases in expenses will be significantly offset by increases in revenue.

Item 3.                                   Quantitative and Qualitative Disclosure About Market Risk

Given current market conditions, our strategy favors fixed rate, secured debt over variable rate debt to minimize our exposure to increases in interest rates. As of March 31, 2005, 73% of the outstanding principal amount of our notes payable on properties we owned as of such date have fixed interest rates with a weighted-average rate of 4.84%. The remaining 27% of outstanding principal amount of our notes payable and line of credit, as of March 31, 2005, had variable interest rates primarily equal to LIBOR plus 1.75% to 2.25%.

Based on our variable rate debt balance as of March 31, 2005, if interest rates were to increase by 1.0%, our interest expense would increase by approximately $.7 million on an annual basis.

As of March 31, 2005, we had $60.0 million in funds drawn from our credit facility, bearing an interest rate at a Eurodollar rate based on a 30-day LIBOR at 2.77% and an applicable rate of 1.75%, for a total interest rate of 4.52%.

Item 4.                              Controls and Procedures

(a)                               Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                               Change in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

Exhibit	Description of Document
10.1

Membership Interests Purchase Agreement, effective as of February 28, 2005, by and between GMH Military Housing, LLC and Gary M. Holloway, Sr. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 1, 2005)

10.2

Agreement for Sale of Membership Interests, dated as of March 22, 2005, by and among, GMH Communities, LP, State College Intermediate, LLC, Whitehall V-S Real Estate Limited Partnership, Bridge Street Real Estate Fund 1996, L.P., Stone Street GMH-S Corp., Stone Street Real Estate Fund 1996, L.P., GH College Park, Inc., Gary M. Holloway, Sr., Bruce F. Robinson, Frank Tropea, Joseph M. Coyle, Michael Mayock, Louis Battagliese, Robert DiGiuseppe, Denise Hubley, David Forrest, Michael Maher, and Cathy Coyle. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2005)

10.3

Agreement for Sale of Partnership Interests, dated as of March 22, 2005, by and among, GMH Communities, LP, Nittany Crossing Intermediate, LLC, Whitehall Street Real Estate Limited Partnership IX, Bridge Street Real Estate Fund 1998, L.P., W9/JP-M Gen-Par, Inc., Stone Street W9/JP-M Corp., Gary M. Holloway, Sr., Bruce F. Robinson, Frank Tropea, Joseph M. Coyle, Michael Mayock, Louis Battagliese, Robert DiGiuseppe, Denise Hubley, David Forrest, Michael Maher, and Cathy Coyle. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2005)

10.4

Contribution Agreement, dated as of March 22, 2005, by and among, GMH Communities, LP, Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Robert DiGiuseppe and Denise Hubley, relating to the interests in WHGMH Realty, L.L.C. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2005)

10.5

Contribution Agreement, dated as of March 22, 2005, by and among, GMH Communities, LP, Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Robert DiGiuseppe and Denise Hubley, relating to the interests in W9/JP-M Real Estate Limited Partnership. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2005)

10.6	Executive Officer Cash Bonus Award Policy. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)
31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith)
31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
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

GMH COMMUNITIES TRUST

Date: May 10, 2005	/s/ Gary M. Holloway, Sr.
Gary M. Holloway, Sr.
President and Chief Executive Officer

/s/ Bradley W. Harris
Bradley W. Harris
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Document
10.1

Membership Interests Purchase Agreement, effective as of February 28, 2005, by and between GMH Military Housing, LLC and Gary M. Holloway, Sr. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 1, 2005)

10.2

Agreement for Sale of Membership Interests, dated as of March 22, 2005, by and among, GMH Communities, LP, State College Intermediate, LLC, Whitehall V-S Real Estate Limited Partnership, Bridge Street Real Estate Fund 1996, L.P., Stone Street GMH-S Corp., Stone Street Real Estate Fund 1996, L.P., GH College Park, Inc., Gary M. Holloway, Sr., Bruce F. Robinson, Frank Tropea, Joseph M. Coyle, Michael Mayock, Louis Battagliese, Robert DiGiuseppe, Denise Hubley, David Forrest, Michael Maher, and Cathy Coyle. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2005)

10.3

Agreement for Sale of Partnership Interests, dated as of March 22, 2005, by and among, GMH Communities, LP, Nittany Crossing Intermediate, LLC, Whitehall Street Real Estate Limited Partnership IX, Bridge Street Real Estate Fund 1998, L.P., W9/JP-M Gen-Par, Inc., Stone Street W9/JP-M Corp., Gary M. Holloway, Sr., Bruce F. Robinson, Frank Tropea, Joseph M. Coyle, Michael Mayock, Louis Battagliese, Robert DiGiuseppe, Denise Hubley, David Forrest, Michael Maher, and Cathy Coyle. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2005)

10.4

Contribution Agreement, dated as of March 22, 2005, by and among, GMH Communities, LP, Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Robert DiGiuseppe and Denise Hubley, relating to the interests in WHGMH Realty, L.L.C. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2005)

10.5

Contribution Agreement, dated as of March 22, 2005, by and among, GMH Communities, LP, Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Robert DiGiuseppe and Denise Hubley, relating to the interests in W9/JP-M Real Estate Limited Partnership. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2005)

10.6	Executive Officer Cash Bonus Award Policy. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)
31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith)
31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
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