Form 10-Q
period 2005-06-30
GMH Communities Trust
filed 2005-08-12
CIK 1293200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On July 31, 2005, 30,376,717 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding. This amount includes 25,728 restricted common shares that are considered outstanding for voting purposes and are eligible to receive dividend distributions payable to common shareholders, but are not considered outstanding under generally accepted accounting principles for purposes of the financial statements included in this report.

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
Item 6. Exhibits

Signatures

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, operating or financial performance, strategic plans and objectives, or regulatory or competitive environments. Statements regarding the following subjects are forward-looking by their nature:

•                  our ability to successfully implement our business strategy, including our ability to acquire and manage student housing properties and to secure and operate military housing privatization projects;

•                  our projected operating results and financial condition;

•                  completion of any of our targeted acquisitions or development projects within our expected timeframe or at all;

•                  our ability to obtain future financing arrangements on terms acceptable to us, or at all;

•                  estimates relating to, and our ability to pay, future dividends;

•                  our ability to qualify as a real estate investment trust (“REIT”) for federal income tax purposes;

•                  our understanding of our competition, market opportunities and trends;

•                  projected timing and amounts of capital expenditures; and

•                  the impact of technology on our properties, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our management’s current expectations include, but are not limited to:

•                  the factors referenced in our most recent Annual Report on Form 10-K, including those set forth under the sections of the annual report titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Our Business;”

•                  changes in our business strategy, including acquisition and development activities;

•                  availability, terms and deployment of capital, including equity and debt financing;

•                  availability of qualified personnel;

•                  unanticipated costs associated with the acquisition and integration of our student housing property acquisitions and development projects, and military housing privatization projects;

•                  the effects of military base realignment and closures on installations covered by our military housing privatization projects;

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GMH COMMUNITIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value and number of shares)

	June 30, 2005	December 31, 2004
ASSETS
Real estate investments:
Student housing properties	$957,348	$638,635
Accumulated depreciation	13,213	3,905
	944,135	634,730
Corporate assets:
Corporate assets	7,589	11,625
Accumulated depreciation	339	241
	7,250	11,384
Cash and cash equivalents	16,404	60,926
Restricted cash	8,830	2,313
Accounts and other receivables, net:
Related party	14,765	9,309
Third party	2,496	2,257
Investments in military housing projects	37,077	39,482
Deferred contract costs	834	126
Deferred financing costs, net	3,645	2,820
Lease intangibles, net	3,426	4,994
Deposits	2,643	1,848
Other assets	4,865	2,872
Total assets	$1,046,370	$773,061
LIABILITIES AND BENEFICIARIES’ EQUITY
Notes payable	$551,100	$370,007
Line of credit	71,000	—
Accounts payable:
Related party	25	277
Third party	777	1,160
Accrued expenses	15,760	9,308
Dividends and distributions payable	13,664	9,583
Other liabilities	7,130	4,907
Total liabilities	659,456	395,242
Minority interest	201,558	182,118
Beneficiaries’ equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 30,350,989 issued and outstanding at June 30, 2005 and December 31, 2004	30	30
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	200,372	200,276
Cumulative earnings	3,630	251
Cumulative dividends	(18,676)	(4,856)
Total beneficiaries’ equity	185,356	195,701
Total liabilities and beneficiaries’ equity	$1,046,370	$773,061

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Company)	(Predecessor)	(Company)	(Predecessor)

Revenue:
Rent and other property income	$29,763	$136	$55,676	$270
Expense reimbursements:
Related party	12,991	6,525	21,732	8,256
Third party	1,303	1,939	2,577	3,280
Management fees:
Related party	1,645	1,304	3,513	2,185
Third party	1,011	2,307	1,651	3,320
Other fee income-related party	3,850	1,067	7,543	1,211
Other income	56	16	133	90
Total revenue	50,619	13,294	92,825	18,612
Operating Expenses:
Property operating expenses	11,901	3,148	22,594	5,620
Reimbursed expenses	14,294	8,464	24,309	11,536
Real estate taxes	2,568	22	4,575	43
Administrative expenses	2,741	472	5,673	697
Depreciation and amortization	8,070	213	14,844	418
Interest	6,840	68	12,247	157
Total operating expenses	46,414	12,387	84,242	18,471
Income before minority interest and income taxes	4,205	907	8,583	141)
Minority interest	2,490	—	4,263	—
Income before income taxes	1,715	907	4,320	141)
Income taxes	153	—	938	—
Net income	$1,562	$907	$3,382	$141)

Earnings per common share—basic	$0.05		$0.11

Earnings per common share—diluted	$0.05		$0.11
Weighted-average shares outstanding during the period:
Basic	30,350,989		30,350,989
Diluted	32,170,083		32,171,712
Common share dividend declared per share	$0.2275		$0.4550

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2005	2004
	(Company)	(Predecessor)

Cash flows from operating activities:
Net income	$3,382	$141
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	9,614	418
Amortization:
Lease intangibles	5,230	—
Notes payable fair value adjustment	(1,093)	—
Deferred loan costs	574	5
Restricted shares	46	—
Allowance for doubtful accounts	446	—
Equity in earnings of unconsolidated entities	—	(47)
Income from investments in military housing projects	(896)	—
Minority interest	4,263	—
Changes in operating assets and liabilities:
Restricted cash	(6,517)	—
Accounts and other receivables	(7,062)	(3,512)
Deferred contract costs	(708)	(663)
Other assets	(2,882)	(1,747)
Accounts payable	(635)	—
Accrued expenses	6,177	2,365
Other liabilities	2,223	(22)
Net cash from operating activities	12,162	(3,062)
Cash flows from investing activities:
Property acquisitions	(213,697)	—
Capitalized expenditures	(903)	(27)
Military housing project distributions	4,365	—
Net cash from investing activities	(210,235)	(27)
Cash flows from financing activities:
Common share dividends	(11,747)	—
Limited partnership unit distributions	(11,453)	—
Owner distributions	—	(3,694)
Owner contributions	—	7,241
Proceeds from line of credit	329,000	—
Repayment of line of credit	(258,000)	—
Proceeds from notes payable	129,704	—
Repayment of notes payable	(22,553)	(444)
Payment of financing costs	(1,400)	—
Net cash from financing activities	153,551	3,103
Net (decrease) increase in cash and cash equivalents	(44,522)	14
Cash and cash equivalents, beginning of period	60,926	516
Cash and cash equivalents, end of period	$16,404	$530

Supplemental information:
Real estate acquired by assuming debt	$76,768	$—
Issuance of units of limited partnership interest for purchase of student housing properties	$28,528	$—
Property distributed at net book value	$4,208	$—
Debt distributed at net book value	$3,854	$—
Cash paid for interest	$12,074	$191
Cash paid for taxes	$661	$—

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

Notes to Condensed Consolidated and Combined Financial Statements

June 30, 2005

(Unaudited)

1. Organization and Basis of Presentation

Organization

Management of both GMH Communities Trust (the “Trust,” and collectively with its subsidiaries, “we” or the “Company) and The GMH Predecessor Entities (defined below) has prepared these condensed consolidated and combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or combined pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated and combined financial statements should be read in conjunction with the audited financial statements and the notes thereto of the Trust and The GMH Predecessor Entities included in the Trust’s Annual Report on Form 10-K as filed with the SEC on March 31, 2005. In management’s opinion, all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Trust and the consolidated and combined results of operations and cash flows of the Trust and The GMH Predecessor Entities are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The Trust intends to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). The Trust was formed as a Maryland real estate investment trust in May 2004 and prior to completion of our initial public offering, had no operations. We completed our initial public offering on November 2, 2004, pursuant to which we sold an aggregate of 30,350,989 common shares of beneficial interest at an offering price of $12.00 per share, and raised an aggregate of $331.7 million in net proceeds, after deducting the underwriters’ discount and other offering-related expenses. We contributed the net proceeds from the offering to our operating partnership, GMH Communities, LP, a Delaware limited partnership (the “Operating Partnership”), in exchange for units of partnership interest. As of June 30, 2005, the Operating Partnership had 61,978,306 units of partnership interest outstanding, of which the Trust owned 29,769,820 units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of June 30, 2005, there were 31,627,317 units of limited partnership interest outstanding that were not owned by the Company.

We, through the Operating Partnership and its subsidiaries, are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families located on or near military bases throughout the United States. Through the Operating Partnership, we own and operate our student housing properties and the interests in joint ventures that own military housing privatization projects (“military housing projects”).

Formation Transactions

The Operating Partnership commenced operations on July 27, 2004, when Gary M. Holloway, Sr., our chairman, president, and chief executive officer, Vornado Realty Trust (“Vornado”), and certain entities affiliated with Mr. Holloway and Vornado, entered into an agreement to contribute various assets to the Operating Partnership. Under the terms of the contribution agreement, Mr. Holloway contributed equity interests relating to student housing properties and military housing projects owned by him and by entities affiliated with him, including College Park Management, Inc., GMH Military Housing, LLC, other entities owning a 10% interest in four student housing properties, and other related assets in exchange for 66,000 Class A partnership interests in the Operating Partnership. Vornado agreed to contribute up to $159.0 million to the Operating Partnership in exchange for 34,000 Class B partnership interests. In connection with its investment in the Operating Partnership, Vornado also purchased a warrant for $1.0 million to acquire, at its option, a number of units of limited partnership interest in the Operating Partnership, common shares in the Trust, or a combination of both, representing a 38.264% economic interest in the Operating Partnership or the Trust, as the case may be, immediately prior to completion of our initial public offering. The proceeds from sale of the warrant are included in minority interest on the accompanying consolidated balance sheets. In addition, in connection with the closing of our initial public offering on November 2, 2004, Mr. Holloway further contributed his interests in 353 Associates, L.P. and Corporate Flight Services, LLC, a student housing property and other related assets to the Operating Partnership. We collectively refer to College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P. and Corporate Flight Services, LLC, together with the Operating Partnership, as The GMH Predecessor Entities.  The exchange of contributed interests has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities have been recorded at the historical cost of The GMH Predecessor Entities.

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

•             GMH Military Housing, LLC, through its wholly-owned subsidiaries, engages in the development, construction, renovation and management of family military housing units located on military bases throughout the United States. In connection with the formation of the Operating Partnership on July 27, 2004, Mr. Holloway contributed 100% of the outstanding equity interests in GMH Military Housing, LLC and each of its wholly-owned subsidiaries to the Operating Partnership. GMH Military Housing, LLC has made an election to be treated as a corporation for federal income tax purposes as a “taxable REIT subsidiary,” as defined in the Code.

•             Corporate Flight Services, LLC (“Corporate Flight LLC”) owned and operated a corporate aircraft that had been leased to certain of The GMH Predecessor Entities and other entities owned or controlled by Mr. Holloway that were not contributed to the Company in connection with our initial public offering. In connection with the completion of our initial public offering on November 2, 2004, Mr. Holloway contributed 100% of the outstanding equity interests in Corporate Flight LLC to the Operating Partnership. In February 2005, the Company transferred its interest in Corporate Flight LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway.  See Note 8.

Redemption of Operating Partnership Interests

Prior to our initial public offering, Vornado and Mr. Holloway were the sole equity holders of the Operating Partnership and each held, through affiliated entities, general partnership interests in the Operating Partnership. Concurrent with the closing of the Company’s initial public offering on November 2, 2004, we became the sole general partner of the Operating Partnership. In accordance with the terms of the limited partnership agreement of the Operating Partnership and concurrent with the completion of our initial public offering on November 2, 2004, we paid approximately $77.3 million to Vornado relating to the redemption of all of Vornado’s Class B partnership interests in the Operating Partnership based on Vornado’s $113.8 million contribution to the Operating Partnership as of the date of the offering, plus a preferential return in the amount of $13.5 million, and after giving effect to the surrender by Vornado of $50.0 million in value of its pre-offering partnership interest in the Operating Partnership, as payment for the portion of its warrant required to be exercised upon completion of our initial public offering under the terms of the warrant. Upon closing of our initial public offering, Vornado exercised the warrant to purchase 6,666,667 units of limited partnership interest in our Operating Partnership at a price of $7.50 per unit, which represented a 20.972% economic interest in the Operating Partnership immediately prior to our initial public offering. As of June 30, 2005, the remaining portion of the warrant was exercisable for up to 5,762,694 units of limited partnership interest of the Operating Partnership or common shares, at an exercise price of $8.68 per unit or common share, at any time during the 18 months following the closing of our initial public offering.

In addition, in connection with the redemption of Vornado’s interests in the Operating Partnership and amendment to the partnership agreement for the Operating Partnership on November 2, 2004, Mr. Holloway’s Class A limited partnership interest and managing general partnership interest in the Operating Partnership were exchanged for 19,624,294 limited partnership units and Mr. Holloway contributed additional assets to the Operating Partnership, including interests in entities that own our corporate headquarters and aircraft and interests in an additional student housing property.

Basis of Presentation

The financial statements of GMH Communities Trust included herein present the consolidated financial position of the Company and its subsidiaries as of June 30, 2005 and December 31, 2004 and the consolidated results of their operations and cash flows for the three and six months ended June 30, 2005. All intercompany items and transactions have been eliminated.

The financial statements of The GMH Predecessor Entities included herein present the combined results of their operations and cash flows for the three and six months ended June 30, 2004. All intercompany items and transactions have been eliminated.

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

Real Estate Investments and Corporate Assets

We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost of acquired assets includes the purchase price and related closing costs. We allocate the cost of real estate investments to tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. We estimate fair value based on information obtained from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, and other market data.

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. We amortize the value of in-place leases to expense over the remaining term of the respective leases. Accumulated amortization related to intangible lease costs was $7.5 million at June 30, 2005 and $2.3 million at December 31, 2004.

Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals.

We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs such as cleaning and interior painting. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances.

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

Accounts receivable are stated net of the allowance for doubtful accounts of $141,000 at June 30, 2005 and $159,000 at December 31, 2004.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $933,000 at June 30, 2005 and $359,000 at December 31, 2004.

Deferred Contract Costs

Deferred contract costs represent costs attributable to a specific military housing project incurred in connection with seeking Congressional approval of a Community Development and Management Plan, or CDMP, subsequent to the project being awarded by the Department of Defense, or DoD. In addition, deferred contract costs also include transition and closing costs incurred that are expected to be reimbursed by the military housing project. Such amounts are evaluated as to the probability of recovery and costs that are not considered probable of recovery are written off. Revenue is recognized and the related costs are expensed at the time that the reimbursement for preparing the CDMP is approved by Congress or at closing of the military housing project.

Deposits

Deposits primarily consist of amounts paid to third parties in connection with planned student housing acquisitions and amounts paid to lenders that provide the related financing or the refinancing of existing loans.  At June 30, 2005, deposits for planned acquisitions totaled $1.8 million, deposits related to financings totaled $0.3 million, and other deposits not related to acquisitions or financings totaled $0.5 million. At December 31, 2004, deposits for planned acquisitions totaled $0.8 million and deposits related to financings totaled $1.0 million.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts and other receivables, deposits, other assets, accounts payable, accrued expenses, and other liabilities approximate fair value because of the relatively short-term nature of these instruments.

The carrying value of fixed-rate notes payable assumed in connection with the acquisition of student housing properties are adjusted to their estimated fair value based on current market rates in effect at the time the properties are acquired. The adjusted carrying amount approximates fair value at June 30, 2005. The carrying value of variable-rate notes payable approximates fair value at June 30, 2005.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three and six-month periods ended June 30, 2005 and 2004 was $540,000, $881,000, $21,000, and $41,000, respectively.

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

Asset management fees are based on a percentage of the gross carrying value of certain properties managed for related parties and are recognized when earned in accordance with the respective management agreements.

Expense reimbursements are comprised primarily of salary and related costs of our employees working at certain properties we manage for others, the cost of which is reimbursed by the owners of the related properties. We accrue expense reimbursements as the related expenses are incurred.

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

Standard development and construction/renovation fees are based on a percentage of development and construction/renovation costs incurred by the military housing projects including hard and soft costs and financing costs, and are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied.

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

Business development fees are earned from companies with which we have relationships in recognition of business development efforts and expenses incurred by us in connection with pursuing military housing projects. The fees consist of (i) a base fee, which is a fee paid to the Company in consideration of the Company’s ongoing pursuit of additional projects, and is paid regardless of whether a project is awarded, and (ii) an incentive fee, which is paid over the course of an awarded project based on a percentage of certain development costs incurred by the project.  The base fees are recognized on a straight-line basis over the term of the related business development agreement.  The incentive fees are recognized as the related costs are incurred by the respective military housing projects.

Preferred returns are earned on our investments in military housing projects.  The preferred returns are based on a fixed percentage of our investment in military housing projects and are recognized at the rates specified in the agreements, subject to projected availability of funds in the underlying project.  Accrued preferred returns are periodically evaluated for collectibility.

Reimbursed Expenses

Expense reimbursements include payroll and related expenses, incurred for certain employees engaged in the operation of certain student housing properties and military housing projects under management, and other operating expenses that are reimbursed to the Company by the owner of the related student housing property or military housing project.

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

In March 2005 and in June 2005, the Company declared quarterly distributions of $0.2275 per outstanding unit of limited partnership interest. The March 2005 distribution to the holders of limited partnership units in the Operating Partnership of $6.7 million was recorded as a reduction to minority interest and was paid in April 2005. The June 2005 distribution to the holders of limited partnership units in the Operating Partnership of $6.8 million was recorded as a reduction to minority interest on the June 30, 2005 balance sheet and was paid in July 2005.

Investments in Military Housing Projects

We evaluate each of our investments in military housing projects to determine if the underlying entity is a variable interest entity (“VIE”) as defined under FASB Financial Interpretation No. 46 (as revised) (“FIN 46”). If an entity is deemed to be a VIE pursuant to FIN 46, the entity that absorbs a majority of the expected losses of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, it is evaluated for consolidation based on controlling voting interests. If we have the majority voting interest with the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs, nor do we have controlling voting interests in any of our military housing projects. We record investments in military housing projects initially at our cost and subsequently adjust them to reflect our preferred return, and other distributions.

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

In conformity with the Code and applicable state and local tax statutes, taxable income or loss of The GMH Predecessor Entities was required to be reported in the tax returns of Gary M. Holloway Sr. and Vornado, as such entities were treated as pass-through entities for tax purposes. Accordingly, no income tax provision has been reflected in the accompanying combined statements of operations of The GMH Predecessor Entities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, as revised, “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions. Prior to the effective date of this revision, SFAS No. 123 permitted entities the option of applying the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had the company used the preferable fair-value-based method. The Company will be required to implement SFAS No. 123R for the year beginning January 1, 2006. The Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial statements.

In November 2004, the Company established an equity incentive plan (the “Plan”) that provides for the issuance of options, restricted shares, share appreciation rights, performance units and other equity based awards.  For the three and six months ended June 30, 2005, the Company issued 2,166 and 25,728 restricted common shares under the Plan to non-employee members of the Company’s Board of Trustees. The restricted common shares vest over a three-year period from the grant date. The restricted common shares are entitled to the same dividend and voting rights during the vesting period as the issued and outstanding common shares. The fair value of the awards was calculated based on the closing market price of the Company’s common shares on the grant date and is expensed on a straight-line basis over the vesting period.  The Company recognized non-cash stock-based compensation expense related to the restricted common shares of $21,000 and $46,000 for the three and six months ended June 30, 2005, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.

3.  Real Estate Investments and Acquisitions

As of June 30, 2005, the Company owned 46 student housing properties located near 35 colleges and universities in 24 states. These properties contain an aggregate of 8,444 units and 28,134 beds. The Company’s investment in student housing properties at June 30, 2005 and December 31, 2004 was as follows (in thousands):

	June 30, 2005	December 31, 2004
Land	$188,200	$124,656
Building and improvements	750,368	501,680
Residential furniture and appliances	18,780	12,299
	$957,348	$638,635

During the three months ended June 30, 2005, the Company acquired eight student housing properties located near six colleges and universities in five states with an aggregate of 1,354 units and 4,300 beds and for an aggregate acquisition cost of approximately $146.4 million.  In connection with the acquisition of two of these properties, the Company issued a total of 1,940,282 units of limited partnership interest in the Operating Partnership to the sellers with an aggregate fair value of $26.9 million.  The fair value of the limited partnership units was based on the closing price of the Company’s common shares on the acquisition date.  The fair value of the units of limited partnership interest was recorded as an increase to minority interest on the June 30, 2005 balance sheet.

During the three months ended March 31, 2005, the Company acquired eight student housing properties located near six colleges and universities in six states with an aggregate of 1,607 units and 4,795 beds and for an aggregate acquisition cost of approximately $172.7 million. Gary M. Holloway, Sr., four other employees of the Company, including two executive officers of the Company, and an employee of an entity owned by Mr. Holloway, held an ownership interest in two of these properties that were acquired for a total purchase price of $38.2 million.  The Company paid $36.6 million of cash to investors in the selling entity not affiliated with the Company and issued a total of 138,023 units of limited partnership interest in the Operating Partnership to Mr. Holloway and these individuals with an aggregate fair value of $1.6 million in connection with the purchase of the two properties.  The fair value of the limited partnership units was based on the closing price of the Company’s common shares on the acquisition date. The fair value of $1.6 million was recorded as an increase to minority interest on the consolidated balance sheet.

4.  Investments in Military Housing Projects

Investments in military housing projects are initially recorded at cost and are subsequently adjusted for preferred returns earned and other distributions received. Preferred returns earned on our investments in military housing projects are accrued at the rates specified in the agreements, subject to projected availability of funds in the underlying project. Accrued preferred returns are periodically evaluated for collectibility.

In November 2003, GMH Military Housing, LLC and FW Military Housing LLC formed a joint venture known as GMH Military Housing-Fort Carson LLC, which acquired the ownership interests of an unrelated bankrupt entity that was a member of Fort Carson Family Housing LLC, the entity that owns the Fort Carson military housing project. GMH Military Housing, LLC contributed approximately $2.4 million to GMH Military Housing-Fort Carson LLC in return for its 10% interest in the joint venture. The 10% ownership interest in the joint venture was accounted for using the equity method of accounting from the acquisition date in November 2003 through November 1, 2004. In connection with our initial public offering on November 2, 2004, the remaining 90% interest in the joint venture was acquired in exchange for the issuance to FW Military Housing LLC of 2,583,334 units of limited partnership interest in the Operating Partnership having a value of $31.0 million. This acquisition was recorded at the fair value of the consideration paid. During the three months ended June 30, 2005, the Company received $4.4 million of distributions from Fort Carson Family Housing LLC, which included $0.5 million of preferred returns and $3.9 million return of equity. The carrying value of this investment was $25.8 million at June 30, 2005 and $29.7 million at December 31, 2004. The Company earns a preferred return on its investment in Fort Carson Family Housing LLC, which is paid on a monthly basis.

In November 2004, the Company and Benham Military Communities, LLC formed a joint venture known as GMH/Benham Military Communities LLC for the purpose of investing in the Navy Northeast Region military housing project. The Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities,

LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC’s 10% interest is accounted for as minority interest and is included in accrued expenses on the consolidated balance sheet at June 30, 2005 and December 31, 2004.  In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC earns a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment was $11.2 million at June 30, 2005 and $10.8 million at December 31, 2004.

5.  Income Taxes

Current income tax expense of the Company’s taxable REIT subsidiaries was $938,000, which includes $644,000 of federal taxes and $294,000 of state taxes, for the six months ended June 30, 2005.  The federal statutory tax rate of the taxable REIT subsidiaries for the six months ended June 30, 2005 was 34%.  The effective tax rate of the taxable REIT subsidiaries for the six months ended June 30, 2005 was 32.5%. The Company’s effective tax rate is lower than the federal statutory rate as a result of the permanent depreciation differences between income subject to income tax for book and tax purposes.

6.  Notes Payable

During the three months ended June 30, 2005, fixed-rate notes payable totaling $28.8 million were assumed relating to the acquisition of two student housing properties and fixed-rate notes payable totaling $58.8 million were obtained in connection with the acquisition of five student housing properties. These notes require monthly payments of principal and/or interest, bear interest at fixed rates ranging from 4.50% to 5.46%, and mature at various dates through 2015. In conjunction with the purchase accounting for these properties, the net carrying value of the assumed notes payable was increased by $0.4 million to record them at their estimated fair value. The fair value of the notes was calculated as the difference between the present value of the notes using a current estimated market rate of interest and the outstanding principal amount. This amount is being amortized as an adjustment to interest expense over the term of the related debt.

During the three months ended June 30, 2005, a variable-rate note payable totaling $6.8 million was obtained in connection with the acquisition of a student housing property. The note requires payments of interest only at LIBOR plus 2.05% (LIBOR on this loan was 3.13% at June 30, 2005) and matures in 2015.

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

During the three months ended March 31, 2005, a variable-rate note payable totaling $9.2 million was obtained in connection with the acquisition of a student housing property. The note requires payments of interest only at LIBOR plus 1.90% (LIBOR on this loan was 3.33% at June 30, 2005) and matures in 2007.

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

On June 27, 2005,  we placed a total of $23.6 million of fixed-rate mortgage indebtedness on two student housing properties located in State College, Pennsylvania that serve Pennsylvania State University.  The mortgage debt has a fixed interest rate of 4.70% and a term of five years.  The properties were acquired by the Company in March 2005 for an aggregate purchase price of $38.2 million. Proceeds of this mortgage debt financing were used to repay outstanding borrowings under the Company’s line of credit that were originally drawn to acquire these properties.

At June 30, 2005, notes payable totaling $545.4 million were secured by 39 student housing properties with a cost and net book value of $780.2 million and $769.7 million, respectively. At December 31, 2004, notes payable totaling $359.8 million were secured by 23 student housing properties with a cost and net book value of $451.9 million and $449.1 million, respectively.

At June 30, 2005, the Company had a note payable in the amount of $5.7 million secured by the corporate headquarters, requiring monthly payments of principal and interest at LIBOR plus 2.25% (LIBOR on this loan was 3.13% at June 30, 2005).  In July 2005, the maturity date of the loan was extended to November 2005 from August 2005. The remaining principal balance is due upon maturity in November 2005. The Company expects to refinance this property prior to the extended maturity date.

Prior to its contribution to the Company in connection with the completion of our initial public offering, Corporate Flight LLC financed the acquisition and refurbishments of the corporate aircraft with two notes payable. One loan required monthly payments of principal and interest at the commercial paper rate plus 1.8% through January 2011. The second loan required monthly payments of principal and interest at 9.5% through August 2006. On February 28, 2005, the Company sold and transferred its ownership of 100% of the outstanding membership interests in Corporate Flight LLC back to Gary M. Holloway, Sr. Corporate Flight LLC’s primary asset was the corporate aircraft which had a net book value of $3.8 million at February 28, 2005 and was secured by the two notes payable, which had an aggregate outstanding balance of $4.2 million at February 28, 2005.  Corporate Flight LLC’s net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer, was recorded as a capital distribution and allocated to additional paid-in capital and minority interest on the consolidated balance sheet.

The aggregate annual principal payments as of June 30, 2005 due on our notes payable for the remainder of 2005, the five succeeding years and thereafter are as follows (in thousands):

2005	$8,171
2006	5,188
2007	87,960
2008	4,708
2009	34,076
2010	65,954
Thereafter	345,043
$551,100

7.  Line of Credit

In November 2004, the Company entered into a $150 million three-year unsecured revolving credit facility, subject to increase to $250 million (the “Credit Facility”), with a consortium of banks. The Credit Facility provides for the issuance of up to $20 million of letters of credit, which is included in the $150 million available under the Credit Facility. The Company’s availability under the Credit Facility as of June 30, 2005 was limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool (which as of June 30, 2005 consisted of seven student housing properties, and in no event could contain fewer than five student housing properties) as of the end of the previous quarter and 50% of the annualized value of the Company’s cash flow from the management of military housing projects and student housing properties in the previous quarter, provided that the total cash flow attributable to annualized management fees did not exceed 35% of the borrowing base.

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

The Credit Facility contains affirmative and negative covenants and also contains financial covenants that, among other things, as of June 30, 2005, (i) required the Company to maintain a total leverage ratio equal to or less than 60%, (ii) limited the aggregate amount of outstanding variable-rate indebtedness to 30% of total indebtedness commencing February 8, 2005, (iii) limited the payment of dividends by the Company to its shareholders to 95% of funds from operations as defined in the Credit Facility, (iv) limited the amount of recourse debt, exclusive of amounts outstanding under the Credit Facility, to $25 million, and in no event greater than $150 million in total, and (v) required the Company to maintain a consolidated tangible net worth, as defined in the Credit Facility, of at least $275 million plus an amount equal to 75% of the net proceeds from any equity issuances subsequent to the closing date of the Credit Facility in November 2004. The financial covenants as of June 30, 2005 also required the Company to operate in compliance with the following ratios as defined by the terms of the Credit Facility: (i) fixed charge coverage ratio equal to or greater than 1.75x; (ii) interest coverage ratio equal to or greater than 2.00x; and (iii) unsecured interest coverage ratio equal to or greater than 2.25x.

In January 2005, the Company paid a dividend to its shareholders in excess of 95% of funds from operations.  The Company received a formal waiver of this instance of noncompliance with the financial covenant. The Company and the lenders also agreed to modify the covenant related to the payment of dividends to shareholders for the year ending December 31, 2005. Under the terms of the modification, the Company is now restricted from paying dividends to its shareholders in 2005 in excess of 110% of funds from operations. The dividend payment terms of the Credit Facility will revert to the original restriction against distributions in excess of 95% of funds from operations after 2005.

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

At June 30, 2005, the Company’s leverage ratio exceeded the 60% ceiling set forth in the Credit Facility.  The Company received a formal waiver of this instance of noncompliance with the financial covenant.

In August 2005, the Company amended the Credit Facility (the “Amendment”).  Under the Amendment, the calculation of the borrowing base was revised to include cash flow from the military housing construction and development fees and to increase the total cash flow attributable to annualized fees from the management, construction and development of the military housing projects and student housing properties from 35% to 50%.  The Amendment also increased the applicable interest rate ranges on outstanding borrowings under the Credit Facility to the following: 1.625% to 2.375% for Eurodollar rate loans and 0.75% to 1.75% for prime rate loans.  In addition, the Amendment modified the calculation of the leverage ratio and increased the maximum leverage ratio from 60% to 65% through December 31, 2005.  At the end of the first quarter of 2006, the maximum leverage ratio will revert to 60%.

As of June 30, 2005, the Company had $71.0 million outstanding under the Credit Facility, bearing interest at a Eurodollar rate based on 30-day LIBOR at 3.24% and an applicable rate of 2.00%, for a total interest rate of 5.24%.  As of June 30, 2005, there were no letters of credit outstanding under the Credit Facility.

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

Through the completion of the Company’s initial public offering on November 2, 2004, common costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Mr. Holloway, including The GMH Predecessor Entities, using assumptions based on headcount that management believed were reasonable. During the three and six months ended June 30, 2004, such costs totaled $0.9 and $1.5 million, respectively, and are included in administrative expenses in the accompanying combined statements of operations.  Subsequent to November 2, 2004, such costs were incurred directly by the Operating Partnership. The allocation of such costs to other entities owned or controlled by Mr. Holloway during the three and six months ended June 30, 2005 totaled $93,000 and $191,000, respectively, and is reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.

The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway.  During the three and six-month periods ended June 30, 2005 and 2004, rental income from these entities totaled $61,000, $122,000, $136,000, and $270,000, respectively, and is included in rent and other property income in the accompanying consolidated and combined statements of operations.

The Company provides property management consulting services to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Mr. Holloway, in connection with property management services that GMH Capital Partners Asset Services, LP performs related to five student housing properties containing a total of 2,172 beds. The Company earns consulting fees equal to 80% of the net management fees that GMH Capital Partners Asset Services, LP earns for providing the property management services.  For the three and six months ended June 30, 2005, such fees totaled $73,000 and $134,000, respectively.  No such fees were recognized in the comparable periods in 2004.

In addition, through March 31, 2005 the Company earned management fees from properties in which Mr. Holloway was an investor.  As of June 30, 2005, the Company does not manage any properties in which Mr. Holloway is an investor and accordingly did not earn any such fees in the quarter then ended.  During the six-month period ended June 30, 2005 and the three and six-month periods ended June 30, 2004, such income totaled $197,000, $450,000 and $823,000, respectively.

The Company is reimbursed by the owners of certain military housing projects and student housing properties under management, including certain student housing properties in which Mr. Holloway was an investor through March 31, 2005, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. The reimbursement of these costs is reflected as expense reimbursements from related parties in the accompanying consolidated and combined statements of operations.

The GMH Predecessor Entities previously paid management fees and reimbursed expenses to entities owned by Mr. Holloway that were not contributed to the Company in connection with its initial public offering. During the three and six-month periods ended June 30, 2004, the management fees and reimbursed expenses totaled $21,000 and $37,000, respectively.

Denis J. Nayden, one of the Company’s trustees, is a senior vice president of General Electric Company, which is the parent company of General Electric Capital Corporation. At June 30, 2005, we had $300.0 million of indebtedness to General Electric Capital Corporation secured by properties or other assets that we own.

Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to student housing properties that we have acquired or refinanced in 2005. In connection with our purchase of title insurance for these student housing properties, we paid premiums to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title companies paid to Bryn Mawr Abstract $39,000 and $183,000 during the three and six-month periods ended June 30, 2005, respectively, for the provision of title abstract services.

Mr. Holloway owns GMH Capital Partners Commercial Realty LP, an entity that provides real estate consulting and brokerage services for real estate transactions. During the three months ended March 31, 2005, GMH Capital Partners Commercial Realty LP received aggregate commissions of $284,000 from the sellers of two student housing properties that the Company purchased.

In February 2005, the Company transferred its interest in Corporate Flight LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway.  Corporate Flight LLC had a net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer to Mr. Holloway, on the date it was transferred back to Mr. Holloway. This transfer was accounted for as a capital contribution and recorded as an $87,000 increase to additional paid-in capital and an $84,000 increase to minority interest.  During the three months ended June 30, 2005, the Company paid Corporate Flight LLC $157,000 for use of an aircraft owned by Corporate Flight LLC.  There were no payments to Corporate Flight LLC during the three months ended March 31, 2005.

9. Commitments and Contingencies

As of June 30, 2005, we had agreements to acquire six student housing properties and two undeveloped parcels of land for an aggregate purchase price of $141.1 million and had placed deposits related to such acquisitions totaling $1.1 million.

In connection with finalizing the agreements with the Department of Defense (“DoD”) for the Company’s military housing projects, the Company has committed to contribute the following aggregate amounts as of June 30, 2005 (in thousands):

2006	$2,000
2007	5,900
2010	8,000
2011 and thereafter	3,600
Total	$19,500

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

The Company has entered into employment agreements with three of its executive officers. Each employment agreement is for an initial three-year term beginning in November 2004 and provides for base salaries aggregating $975,000 in each of the three years. The base salaries are increased annually effective January 1 of each year by a minimum amount equal to at least the percentage increase in the Consumer Price Index.

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2005 and December 31, 2004.

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

	Three Months Ended June 30,
	2005 (Company)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$29,702	$—	$61	$29,763	$—	$—	$136	$136
Expense reimbursements:
Related party	—	12,869	122	12,991	283	6,193	49	6,525
Third party	1,303	—	—	1,303	1,939	—	—	1,939
Management fees:
Related party	—	1,645	—	1,645	450	854	—	1,304
Third party	1,011	—	—	1,011	1,982	325	—	2,307
Other fee income-related party	—	3,850	—	3,850	—	948	119	1,067
Other income	22	—	34	56	—	16	—	16
Total revenue	32,038	18,364	217	50,619	4,654	8,336	304	13,294
Operating Expenses:
Property operating expenses	10,615	1,286	—	11,901	1,566	1,582	—	3,148
Reimbursed expenses	1,303	12,869	122	14,294	2,222	6,193	49	8,464
Real estate taxes	2,568	—	—	2,568	—	—	22	22
Administrative expenses	—	—	2,741	2,741	—	—	472	472
Depreciation and amortization	7,971	—	99	8,070	13	—	200	213
Interest	6,620	—	220	6,840	—	—	68	68
Total operating expenses	29,077	14,155	3,182	46,414	3,801	7,775	811	12,387
Income (loss) before minority interest and income taxes	2,961	4,209	(2,965)	4,205	853	561	(507)	907
Minority interest	1,853	2,493	(1,856)	2,490	—	—	—	—
Income (loss) before income taxes	1,108	1,716	(1,109)	1,715	853	561	(507)	907
Income taxes	34	119	—	153	—	—	—	—
Net income (loss)	$1,074	$1,597	$(1,109)	$1,562	$853	$561	$(507)	$907

	Six Months Ended June 30,
	2005 (Company)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$55,554	$—	$122	$55,676	$—	$—	$270	$270
Expense reimbursements:
Related party	186	21,335	211	21,732	1,011	7,148	97	8,256
Third party	2,577	—	—	2,577	3,280	—	—	3,280
Management fees:
Related party	197	3,316	—	3,513	823	1,362	—	2,185
Third party	1,651	—	—	1,651	2,670	650	—	3,320
Other fee income-related party	—	7,512	31	7,543	—	948	263	1,211
Other income	75	21	37	133	44	46	—	90
Total revenue	60,240	32,184	401	92,825	7,828	10,154	630	18,612
Operating Expenses:
Property operating expenses	19,756	2,838	—	22,594	2,839	2,781	—	5,620
Reimbursed expenses	2,763	21,335	211	24,309	4,291	7,148	97	11,536
Real estate taxes	4,575	—	—	4,575	—	—	43	43
Administrative expenses	—	—	5,673	5,673	—	—	697	697
Depreciation and amortization	14,537	—	307	14,844	11	8	399	418
Interest	11,782	—	465	12,247	—	—	157	157
Total operating expenses	53,413	24,173	6,656	84,242	7,141	9,937	1,393	18,471
Income (loss) before minority interest and income taxes	6,827	8,011	(6,255)	8,583	687	217	(763)	141
Minority interest	3,440	3,981	(3,158)	4,263	—	—	—	—
Income (loss) before income taxes	3,387	4,030	(3,097)	4,320	687	217	(763)	141
Income taxes	45	893	—	938	—	—	—	—
Net income (loss)	$3,342	$3,137	$(3,097)	$3,382	$687	$217	$(763)	$141

	Student Housing	Military Housing	Corporate	Total
	(in thousands)
As of June 30, 2005:
Total assets	$966,925	$56,300	$23,145	$1,046,370
As of December 31, 2004:
Total assets	$663,980	$57,856	$51,225	$773,061

11.  Earnings Per Common Share

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three and six-month periods ended June 30, 2005 (in thousands, except share and per share amounts):

	Three months ended June 30, 2005		Six months ended June 30, 2005
	Basic	Diluted	Basic	Diluted

Net income	$1,562	$1,562	$3,382	$3,382
Minority interest	—	—	—	—
Income available to common shareholders	$1,562	$1,562	$3,382	$3,382

Weighted-average common shares outstanding	30,350,989	30,350,989	30,350,989	30,350,989
Warrant	—	1,818,030	—	1,819,651
Units of limited partnership held by minority interest holders	—	—	—	—
Restricted common shares	—	1,064	—	1,072
Total weighted-average shares outstanding	30,350,989	32,170,083	30,350,989	32,171,712
Earnings per common share	$0.05	$0.05	$0.11	$0.11

The computation of diluted earnings per share for the three and six-month periods ended June 30, 2005 excludes the assumed conversion of the units of limited partnership interest held by minority interest holders and the related minority interest expense because the assumed conversion has an anti-dilutive effect on earnings per share.

In March 2005 and June 2005, the Company declared quarterly dividends of $0.2275 per outstanding common share. The March dividend of $6.9 million was paid in April 2005 to common shareholders of record on March 30, 2005. The June dividend of $6.9 million was paid in July 2005 to common shareholders of record on June 29, 2005.

12. Acquisition of Real Estate Investments

During the year ended December 31, 2004, the three months ended June 30, 2005 and the six months ended June 30, 2005, the Company acquired 30, eight, and 16 student housing properties, respectively, for an aggregate acquisition cost of $953.8 million.  The results of operations for each of the acquired properties have been included in our statements of operations from the respective purchase dates.  All pro forma financial information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the purchases had been consummated on January 1, 2004, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information for the three and six month periods ended June 30, 2005 and 2004 gives effect to the acquisition of the 46 student housing properties as if the transactions had occurred on January 1, 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Pro forma revenue	$30,632	$30,706	$61,264	$61,411
Pro forma net income	2,966	2,640	5,931	5,279

13. Subsequent Events

In July 2005, we acquired two student housing properties and a parcel of land, containing an aggregate 396 units and 1,452 beds, for a purchase price of $48.2 million. These acquisitions were partially financed with the assumption of a $6.6 million loan secured by the property and the placement of a $20.4 million new loan.

In July 2005, we officially partnered with the Department of the Army to design, build, manage and maintain the military family housing at Fort Bliss, located in El Paso, Texas, and the White Sands Missile Range near Las Cruces, New Mexico. The finalized plans include a six-year initial development period with estimated project costs of $445 million.  Project financing was obtained and the initial development project period began in July 2005.

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

Overview

We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. Through our Operating Partnership, we own and operate our student housing properties and own interests in joint ventures that own our military housing projects. Additionally, through our taxable REIT subsidiaries, we provide development, construction, renovation and management services to our military housing projects, and property management services to certain third party owners of student housing properties, including colleges, universities, and other private owners, as well as certain non-customary services for our student housing properties. In order to comply with the applicable requirements under the REIT provisions of the Internal Revenue Code, we must limit the operations of our taxable REIT subsidiaries so that securities issued to us by our taxable REIT subsidiaries do not represent more than 20% of our total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, do not exceed 25% of our gross income for any taxable year.

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

Student Housing

The student housing segment acquires, owns and manages premiere off-campus student housing properties strategically located near college or university campuses throughout the United States. Since July 2004, our rental revenue has increased substantially as a result of our acquisition of a total of 46 properties as of June 30, 2005. While we manage the properties we own, we do not recognize any fee income from their management. Instead, the rent payments we receive as a result of our ownership of these properties are reflected in our revenue. Additionally, operating expenses, real estate taxes and depreciation and amortization have increased as a result of these acquisitions. Further, interest expense has increased related to the financing of these properties acquired.

We earn management fees as a percentage of cash receipts or gross rental revenues generated by the managed properties, or as a fixed monthly amount, according to the management agreements for the properties we manage. We also have the ability to earn incentive management fees by achieving specified property-level performance criteria for certain properties we manage for third parties. Further, certain operating expenses incurred related to properties we manage for others are reimbursed by the owners of the properties managed. We expect to continue generating fee income revenue and operating expense reimbursements from the properties that we manage for others although the amounts are expected to become less significant as rental income increases from the properties we own.

During the three months ended June 30, 2005, we acquired eight student housing properties for an aggregate acquisition cost of approximately $146.4 million.  The properties are located near six colleges and universities in five states and contain an aggregate of 1,354 units and 4,300 beds.  More specifically, these property acquisitions included the following:

•  a student housing property, The GrandMarc at Seven Corners, located in Minneapolis, Minnesota and serving the University of Minnesota.  The property contains 183 units and 370 beds, and 14,000 square feet of commercial space, and was acquired in April 2005 for an aggregate acquisition cost of approximately $28.2 million, including the assumption of $19.0 million of indebtedness;

•  two student housing properties, Campus Edge I and Campus Edge II, both located in Charlotte, North Carolina and serving the University of North Carolina - Charlotte.  The properties contain an aggregate of 180 units and 720 beds and were acquired in June 2005 for an aggregate acquisition cost of approximately $23.3 million, including the assumption of $9.8 million of indebtedness and the placement of $4.5 million in fixed-rate mortgage debt;

•  a student housing property, Chapel View (formerly known as Brookstone Apartments), located in Chapel Hill, North Carolina and serving the University of North Carolina — Chapel Hill.  The property contains 224 units and 358 beds and was acquired in June 2005 for an aggregate acquisition cost of approximately $15.5 million, including the placement of $9.7 million in fixed-rate mortgage debt;

•  a student housing property, University Commons, located in Manhattan, Kansas and serving Kansas State University.  The property contains 229 units and 700 beds and was acquired in June 2005 for an aggregate acquisition cost of approximately $18.3 million, including the placement of $11.4 million in fixed-rate mortgage debt;

•  a portfolio of three student housing properties and a land parcel: Campus Ridge Apartments and an adjoining land parcel, located in Johnson City, Tennessee and serving East Tennessee State University; Southview Apartments, located in Harrisonburg, Virginia and serving James Madison University; and Stonegate Apartments, located in Harrisonburg, Virginia and serving James Madison University.  The properties contain an aggregate of 538 units and 2,152 beds and were acquired in June 2005 for an aggregate acquisition cost of $61.1 million, which consideration included the issuance of 1,940,282 units of limited partnership interest in the Operating Partnership, and the placement of approximately $33.2 million of new fixed-rate mortgage debt and $6.8 million of new variable-rate mortgage debt;

In addition to these student housing property acquisitions, in June 2005, we placed a total of $23.6 million of fixed-rate mortgage indebtedness on two student housing properties located in State College, Pennsylvania that serve Pennsylvania State University.  The properties were acquired by the Company in March 2005 for an aggregate purchase price of $38.2 million. Proceeds of this mortgage debt financing were used to repay outstanding borrowings under the Company’s line of credit that were originally drawn to acquire these properties.

As of June 30, 2005, with regard to our student housing segment, we:

•  owned 46 student housing properties containing a total of 8,444 units and 28,134 beds; and

•  managed, or provided management consulting services for, a total of 21 student housing properties owned by others, containing a total of 4,798 units and 13,921 beds. Specifically, we provided management consulting services with respect to five of these properties to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Gary M. Holloway, Sr.

In July 2005, we acquired two additional student housing properties, referred to as Seminole Suites and The Commons, and a parcel of land located in Orono, Maine.  Seminole Suites is located in Tallahassee, Florida, serves Florida State University, Tallahassee Community College, and Florida A&M University, and contains 264 units and 924 beds.   The Commons is located in Harrisonburg, Virginia, serves James Madison University, and contains 132 units and 528 beds.  During the remainder of 2005, we expect to continue to acquire additional student housing properties that are located in the Company’s targeted markets and that meet management’s underwriting criteria for creating long-term growth potential.  The timing of these acquisitions will be dependent upon various factors, including the ability to complete satisfactory due diligence, obtain appropriate financing on the properties and the availability of capital.

In the third quarter of 2005, we expect an increase in property operating expenses as a result of repair and maintenance expenditures relating to turnover of our units at our student housing properties.  Our student housing lease terms generally commence in August or September to coincide with the beginning of the academic year.  As a result, we incur a majority of our repair and maintenance costs in the third quarter to prepare the units for the new residents.

Military Housing

Our military housing segment develops, constructs, renovates and manages military housing projects in which we acquire interests. Our military housing segment began generating revenue in the fourth quarter of 2003 with the initiation of our Fort Carson and Fort Stewart and Hunter Army Airfield projects. Revenue grew throughout 2004 and 2005 with the addition of various other projects. Revenue from our military housing segment is comprised primarily of fee income for providing development, construction/renovation and management services to our military housing projects and, to a lesser extent, from returns on the equity we invest in the projects. In addition, we also receive expense reimbursements, consisting primarily of payroll and related expenses, closing costs and transition costs we incur for the project in the 30 to 90-day period preceding the initiation of our management of the project. Typically, at the time we initiate management on a project, the project reimburses us for these amounts from the proceeds of the debt issued by the project to finance its operations.

We owned equity interests in the joint ventures that own the six military housing projects currently in operation. During the three months ended June 30, 2005, we earned fees for providing development, construction/renovation and management services to six military housing projects currently in operation, encompassing 16 military bases totaling 12,580 end-state housing units.

In May 2005, the Company was selected by the U.S. Department of the Army to be its private sector partner for the design, development, construction, renovation and management of family military housing units at Fort Gordon, located near Augusta, Georgia. The project is expected to have a six-year initial development period with estimated project costs of $145 million and cover 1,232 end-state housing units. The 50-year project term will involve the development, management and construction of high-quality homes, the targeted renovation of existing homes, and the addition of community enhancing facilities and services.

In July 2005, the Company officially partnered with the Department of the Army to design, build, manage and maintain the military family housing at Fort Bliss, located in El Paso, Texas, and the White Sands Missile Range near Las Cruces, New Mexico. The finalized plans include a six-year initial development period with estimated project costs of $445 million.  Project financing was obtained and the initial development project period began in July 2005.

The Company and the U.S. Department of the Army are continuing to review the possibility of refinancing the Fort Carson project to obtain additional project cost funding.

With regard to trends and uncertainties in the military housing market, management is currently awaiting developments relating to the base realignment and closure (BRAC) regulations under the Defense Base Closure and Realignment Act of 1990, as amended.  Under these regulations, the federal government has previously undertaken four rounds of BRAC beginning in 1988, and again in 1991, 1993 and 1995. The fifth round of BRAC was initiated in 2004 and has been targeted for completion in the fourth quarter of 2005, when the final list of additional bases recommended for realignment or closure is expected to become effective.  BRAC law sets out an approximately six-month process that includes specific dates for government action and the creation of an independent commission, referred to as the BRAC Commission. A detailed description of this process follows:

•      the Department of Defense issues a list of identified bases that are recommended for closure or realignment;

•      the BRAC Commission and various congressional defense committees then review the initial recommendations over the next several months following the date the list is published. Upon conclusion of this review, the BRAC Commission then transmits a report to the President that contains its findings and conclusions of the initial recommendations;

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

On May 13, 2005, the Department of Defense (DoD) released its recommendations for BRAC.  On July 19, 2005, the BRAC Commission voted to amend the DoD release for bases to be considered for closure and realignment. Based on the preliminary information released by the DoD and the BRAC Commission, the military housing projects we manage will possibly lose approximately 2,500 housing units, most of which are located at the Submarine Base in New London, CT; Portsmouth Naval Shipyard in Kittery, Maine; and Naval Air Station in Brunswick, Maine.  With regard to our Navy Northeast project, we are currently in discussions with the Department of the Navy to negotiate a change order that would temporarily suspend portions of the development work at the New London, Portsmouth, and Brunswick locations, and reduce the number of end-state housing units to be completed for the initial development period.  We expect to reach a favorable outcome with the Navy during the third quarter. In the event that a change order is implemented, we expect to continue to collect management, development, and construction/renovation fees, and that our overall earnings for 2005 would not be materially impacted.

With respect to our other projects, realignments are also expected at the Walter Reed Army Medical Center in Washington, DC and Fort Eustis in Newport News, Virginia.  We do not currently expect these realignments to have a material impact on our financial statements.

In addition, significant increases in housing requirements are expected at Fort Bliss in El Paso, Texas and Fort Carson in Colorado Springs, Colorado; and additional restationing of troops from Europe could further boost housing requirements at our current bases.

Under the BRAC regulations, the DoD recommendations must now be reviewed by a nine-member BRAC Commission that was appointed by President Bush earlier this year. After this review, the BRAC Commission will report back to the President by September 8, 2005 regarding its findings on, and any recommended changes to, the DoD’s initial report. President Bush will have until September 23, 2005 to decide whether to accept or reject the BRAC Commission’s recommendations.  If the President approves the BRAC Commission’s recommendations, he must approve them in their entirety and may not make revisions to the recommendations without additional review by Congress. If the President accepts the BRAC Commission’s recommendations, Congress will have 45 “legislative” days to reject the recommendations in their entirety or they become binding on the DoD. If the President does not approve the Commission’s recommendations in their entirety, then the Commission will have until October 20, 2005 to submit revised recommendations to the President. Under this scenario, the President then has until November 7, 2005 to approve the revised recommendations. If the President rejects the revised recommendations, the BRAC process ends and no further action takes place (i.e. no closures or realignments will occur); and if he approves the recommendations, then Congress again has 45 “legislative” days to block the entire package, in which case the process ends with no action taken.

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

Military Housing.  We earn military housing revenues by providing services to our military housing projects which include the following:

•  Standard management fees, based on a percentage of revenue generated by the military housing projects from the basic allowance for housing provided by the government to service members, referred to as BAH, are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied.

•  Standard development and construction/renovation fees, based on a percentage of development and construction/renovation costs incurred by the military housing projects including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied.

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

•  Preferred returns are earned on our investments in military housing projects.  The preferred returns are based on a fixed percentage of our investment in military housing projects and are recognized as accrued at the rates specified in the agreements, subject to projected availability of funds in the underlying project.  Accrued preferred returns are periodically evaluated for collectibility.

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

Real Estate Investments and Corporate Assets

We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost for acquired assets includes the purchase price and related closing costs. We allocate the cost of real estate investments to tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. We estimate fair value based on information that we obtain from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases, and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions, and the nature of the tenancy. We amortize the value of in-place leases to expense over the remaining term of the respective leases.

Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals.

We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs such as cleaning and interior painting. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, such as real estate investments and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. We review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in the amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated.

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

Investments in Military Housing Projects

We evaluate each of our investments in military housing projects to determine if the underlying entity is a variable interest entity (“VIE”) as defined under FASB Financial Interpretation No. 46 (as revised) (“FIN 46”). If an entity is deemed to be a VIE pursuant to FIN 46, the entity that absorbs a majority of the expected losses of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, it is evaluated for consolidation based on controlling voting interests. If we have the majority voting interest with the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs, nor do we have controlling voting interests in any of our military housing projects. We record investments in military housing projects initially at our cost and subsequently adjust them to reflect our preferred return and other distributions.

Income Taxes

We intend to elect to be taxed as a REIT upon filing of our tax return for the taxable year ending on December 31, 2004. We will file this return in September 2005 per an extension granted by the IRS in March 2005. We have elected to treat certain subsidiaries of our Operating Partnership as taxable REIT subsidiaries, and may make such elections as to other subsidiaries in the future. In general, a taxable REIT subsidiary may perform real estate and non-real estate-related business, except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated.

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

Results of Operations

Our results of operations represent the operations of our student housing and military housing operating segments. The following significant factors affected our results of operations for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004:

•  In November 2004, we completed our initial public offering pursuant to which we sold an aggregate of 30,350,989 common shares and raised an aggregate of $331.7 million in net proceeds.

•  In 2004, subsequent to the formation of the Trust in May 2004, we acquired 30 student housing properties containing an aggregate of 5,529 units and 19,085 beds for an aggregate acquisition cost of $634.4 million.  During the three months ended March 31, 2005, we acquired eight student housing properties with an aggregate of 1,607 units and 4,795 beds for an aggregate acquisition cost of approximately $172.7 million.  During the three months ended June 30, 2005, we acquired eight student housing properties with an aggregate of 1,464 units and 4,740 beds for an aggregate acquisition cost of approximately $146.4 million.  These student housing properties contributed $29.6 million and $55.4 million of rent and other property revenue in the three and six months ended June 30, 2005, respectively.

•  The Fort Stewart and Hunter Army Airfield and Fort Carson military housing projects both commenced operations in the fourth quarter of 2003; the Fort Hamilton military housing project commenced operations in the second quarter of 2004; the Walter Reed Army Medical Center and Fort Detrick military housing project commenced operations in the third quarter of 2004; and the Fort Eustis/Fort Story and the Navy Northeast military housing projects both commenced operations in the fourth quarter of 2004.  These military housing projects contributed $18.4 million and $32.2 million of revenue in the three and six months ended June 30, 2005, respectively.

•  In November 2004, we entered into a $150 million three-year unsecured revolving credit facility with a consortium of banks. During the first and second quarters of 2005, the credit facility has been used to fund student housing acquisitions.

The results of operations presented below reflect the results of operations of The GMH Predecessor Entities for the three and six months ended June 30, 2004, and the results of operations for the Company for the three and six months ended June 30, 2005.

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

	Three Months Ended June 30,
	2005 (Company)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$29,702	$—	$61	$29,763	$—	$—	$136	$136
Expense reimbursements:
Related party	—	12,869	122	12,991	283	6,193	49	6,525
Third party	1,303	—	—	1,303	1,939	—	—	1,939
Management fees:
Related party	—	1,645	—	1,645	450	854	—	1,304
Third party	1,011	—	—	1,011	1,982	325	—	2,307
Other fee income-related party	—	3,850	—	3,850	—	948	119	1,067
Other income	22	—	34	56	—	16	—	16
Total revenue	32,038	18,364	217	50,619	4,654	8,336	304	13,294
Operating Expenses:
Property operating expenses	10,615	1,286	—	11,901	1,566	1,582	—	3,148
Reimbursed expenses	1,303	12,869	122	14,294	2,222	6,193	49	8,464
Real estate taxes	2,568	—	—	2,568	—	—	22	22
Administrative expenses	—	—	2,741	2,741	—	—	472	472
Depreciation and amortization	7,971	—	99	8,070	13	—	200	213
Interest	6,620	—	220	6,840	—	—	68	68
Total operating expenses	29,077	14,155	3,182	46,414	3,801	7,775	811	12,387
Income (loss) before minority interest and income taxes	2,961	4,209	(2,965)	4,205	853	561	(507)	907
Minority interest	1,853	2,493	(1,856)	2,490	—	—	—	—
Income (loss) before income taxes	1,108	1,716	(1,109)	1,715	853	561	(507)	907
Income taxes	34	119	—	153	—	—	—	—
Net income (loss)	$1,074	$1,597	$(1,109)	$1,562	$853	$561	$(507)	$907

Student Housing

Revenue. Of the 46 properties owned as of June 30, 2005, we acquired 30 of the student housing properties during the six months ended December 31, 2004, eight properties during the three months ended March 31, 2005, and the remaining eight properties during the three months ended June 30, 2005. Rent from these 46 properties totaled $29.7 million for the three months ended June 30, 2005.

Expense reimbursements from related parties totaled $0.3 million in 2004. There was not a corresponding amount in the three months ended June 30, 2005 as the two student housing properties to which the expense reimbursements related were acquired by the Company in March 2005.  In addition, we ceased managing one student housing property in March 2005 as it was sold to a third party.

Expense reimbursements from third parties decreased to $1.3 million in 2005 from $1.9 million in 2004 primarily due to the Company ceasing to provide services to three third party owned student housing properties due to the sale of the properties. We expect expense reimbursements, which relate to properties we manage but do not own, to become less significant as rental revenue earned from the properties that we do own continues to increase.

Management fee income from related parties was $0.5 million in 2004. There was not a corresponding amount in the three months ended June 30, 2005 as the Company acquired two student housing properties from related parties in March 2005 that were managed by the Company prior to purchase.  In addition, in March 2005 we ceased providing management services relating to an additional student housing property owned by a related party due to the sale of the property by the third party.

Management fee income from third parties decreased to $1.0 million in 2005 from $2.0 million in 2004, due to the Company ceasing to provide management services to three student housing properties owned by third parties due to the sale of the properties by the third parties. For the remainder of 2005, we expect management fees to contribute less significantly to total revenues in the future given the expected growth in rental revenue from the operations of properties we own.

Expenses.  Property operating expenses increased to $10.6 million in 2005 from $1.6 million in 2004, primarily due to expenses attributable to the 46 properties acquired from July 2004 through June 2005.  We expect expenses to increase significantly in the future as we acquire additional properties.

Reimbursed expenses decreased to $1.3 million in 2005 from $2.2 million in 2004, primarily due to the Company’s acquisition of the two student housing properties from related parties in March 2005 that were managed by the Company prior to our purchase.  In addition, in March 2005 we ceased providing management services relating to an additional student housing property owned by a third party due to the sale of the property by the third party.

Real estate taxes amounted to $2.6 million in 2005 due to the acquisition of 46 properties from July 2004 through June 2005. We expect real estate taxes to increase significantly in the future as we acquire additional properties.

Depreciation and amortization increased to $8.0 million in 2005 from less than $0.1 million in 2004 as a result of acquiring 46 properties for an aggregate acquisition cost of $953.8 million from July 2004 through June 2005. The $8.0 million in 2005 is comprised of $5.1 million of depreciation and $2.9 million of lease intangible amortization.  We expect depreciation and amortization to increase significantly in the future as we acquire additional properties.

Interest expense amounted to $6.6 million in 2005 as a result of the incurring debt, including placement of new mortgage debt and assumption of existing mortgage debt and borrowings under our line of credit, in connection with the acquisition of 46 properties from July 2004 through June 2005. In 2005, the Company borrowed $329.0 million and repaid $258.0 million under the line of credit.  We expect interest expense to increase in the future as we incur additional debt to fund acquisitions and if interest rates increase.

Income taxes of less than $0.1 million in 2005 related to taxable income in the Company’s taxable REIT subsidiary.  There were no taxable REIT subsidiaries during the comparable period in 2004.

Military Housing

Revenue. Expense reimbursements totaled $12.9 million in 2005 compared to $6.2 million in 2004. Of the 2005 amount, $4.0 million related to the Fort Stewart and Hunter Army Airfield project and $2.6 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.2 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.2 million related to the Walter Reed Army Medical Center and Fort Detrick project, which commenced operations in the third quarter of 2004; $0.8 million related to the Fort Eustis/Fort Story project and $5.1 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004. Of the 2004 amount, $3.8 million related to the Fort Carson project, $1.1 million related to the Fort Stewart and Hunter Army Airfield project, $0.6 million related to the Fort Hamilton project, and $0.7 million related to costs incurred in the development of CDMP for the Fort Hamilton and Walter Reed Army Medical Center projects.

Management fees from related parties totaled $1.6 million in 2005 compared to $0.9 million in 2004.  Of the 2005 amount, $0.2 million related to the Fort Stewart and Hunter Army Airfield project and $0.3 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.1 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.1 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in the third quarter of 2004; $0.1 million related to the Fort Eustis/Fort Story project and $0.8 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004. Of the 2004 amount, $0.4 million related to the Fort Carson project and $0.5 million related to the Fort Stewart and Hunter Army Airfield project.

Other fee income totaled $3.9 million in 2005 compared to $0.9 million in 2004. Of the 2005 amount, $2.6 million related to development and construction/renovation fees, $0.8 million related to business development fees, and $0.5 million related to preferred returns on the military housing investments. Of the $2.6 million development and construction/renovation fees, $1.1 million related to the Fort Stewart and Hunter Army Airfield project, which commenced operations in the fourth quarter of 2003; $0.3 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.3 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in the third quarter of 2004; $0.1 million related to the Fort Eustis/Fort Story project and $0.8 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004.  Of the $0.5 million of preferred returns, $0.2 million related to the Navy Northeast investment and $0.3 million related to the Fort Carson investment.  Of the $0.9 million development and construction/renovation fees in 2004, $0.1 million related to the Fort Carson project, $0.5 million related to the Fort Stewart and Hunter Army Airfield project, and $0.3 million related to the Fort Hamilton project.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business. These costs decreased to $1.3 million in 2005 from $1.6 million in 2004, primarily due to costs incurred in 2004 related to the commencement of the Fort Hamilton project in June 2004.

Reimbursed expenses increased to $12.9 million in 2005 from $6.2 million in 2004 primarily due to increases in payroll expenses related to the six military housing projects in operation as of June 30, 2005; closing costs and transition expenses for the Fort Hamilton, Walter Reed, Fort Detrick, Fort Eustis/Fort Story, and Navy Northeast projects; and expenses relating to the Fort Carson project’s management and renovation contracts.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portions of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained unchanged at $0.2 million in 2005 and 2004.

Other fee income-related party and other income, consisting of income earned from entities affiliated with Gary M. Holloway, Sr. for use of the corporate aircraft and interest income, was $0.1 million in 2004.  No such fees were recognized in comparable period of 2005.

Other income, consisting primarily of interest income and fees earned from entities affiliated with Gary M. Holloway, Sr., remained consistent at $0.1 million in 2005 and 2004.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, and corporate aircraft, increased to $2.8 million in 2005 from $0.5 million in 2004 primarily due to increased staffing and additional costs incurred in connection with becoming a public company and growth in our operating segments.

Depreciation, relating primarily to our corporate headquarters, decreased slightly to $0.1 million in 2005 from $0.2 million in 2004 primarily due to the sale and transfer of an interest in a corporate aircraft in February 2005.

Interest expense increased to $0.2 million in 2005 from $0.1 million in 2004 primarily due to an increase in the interest rate on our corporate headquarters loan.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

	Six Months Ended June 30,
	2005 (Company)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$55,554	$—	$122	$55,676	$—	$—	$270	$270
Expense reimbursements:
Related party	186	21,335	211	21,732	1,011	7,148	97	8,256
Third party	2,577	—	—	2,577	3,280	—	—	3,280
Management fees:
Related party	197	3,316	—	3,513	823	1,362	—	2,185
Third party	1,651	—	—	1,651	2,670	650	—	3,320
Other fee income-related party	—	7,512	31	7,543	—	948	263	1,211
Other income	75	21	37	133	44	46	—	90
Total revenue	60,240	32,184	401	92,825	7,828	10,154	630	18,612
Operating Expenses:
Property operating expenses	19,756	2,838	—	22,594	2,839	2,781	—	5,620
Reimbursed expenses	2,763	21,335	211	24,309	4,291	7,148	97	11,536
Real estate taxes	4,575	—	—	4,575	—	—	43	43
Administrative expenses	—	—	5,673	5,673	—	—	697	697
Depreciation and amortization	14,537	—	307	14,844	11	8	399	418
Interest	11,782	—	465	12,247	—	—	157	157
Total operating expenses	53,413	24,173	6,656	84,242	7,141	9,937	1,393	18,471
Income (loss) before minority interest and income taxes	6,827	8,011	(6,255)	8,583	687	217	(763)	141
Minority interest	3,440	3,981	(3,158)	4,263	—	—	—	—
Income (loss) before income taxes	3,387	4,030	(3,097)	4,320	687	217	(763)	141
Income taxes	45	893	—	938	—	—	—	—
Net income (loss)	$3,342	$3,137	$(3,097)	$3,382	$687	$217	$(763)	$141

Student Housing

Revenue. Of the 46 properties owned as of June 30, 2005, we acquired 30 of the student housing properties during the six months ended December 31, 2004, and the remaining 16 properties during the six months ended June 30, 2005. Rent from these 46 properties totaled $55.6 million for the six months ended June 30, 2005.

Expense reimbursements from related parties decreased to $0.2 million in 2005 from $1.0 million in 2004, primarily due to the Company’s acquisition of two student housing properties from related parties in March 2005, which were managed by the Company prior to purchase.  In addition, we ceased managing one student housing property in March 2005 as it was sold to a third party.

Expense reimbursements from third parties decreased to $2.6 million in 2005 from $3.3 million in 2004 primarily due to the Company ceasing to provide services to a student housing property owned by a third party due to the sale of the property.  We expect expense reimbursements, which relate to properties we manage but do not own, to become less significant as rental revenue earned from the properties that we do own continues to increase.

Management fee income from related parties decreased to $0.2 million in 2005 from $0.8 million in 2004. The decrease in management fee income was primarily due to the Company’s acquisition of two student housing properties from related parties in March 2005 that were managed by the Company prior to purchase.  In addition, in March 2005 we ceased providing management services relating to an additional student housing property owned by a related party due to the sale of the property.

Management fee income from third parties decreased to $1.7 million in 2005 from $2.7 million in 2004, primarily due to the Company ceasing to manage three student housing properties owned by third parties due to the sale of the properties.  For the remainder of 2005, we expect management fees to contribute less significantly to total revenues in the future given the expected growth in rental revenue from the operations of properties we own.

Expenses.  Property operating expenses increased to $19.8 million in 2005 from $2.8 million in 2004, primarily due to expenses attributable to the 46 properties acquired from July 2004 through June 2005.  We expect expenses to increase significantly in the future as we acquire additional properties.

Reimbursed expenses decreased to $2.8 million in 2005 from $4.3 million in 2004, primarily due to the Company’s acquisition of the two student housing properties from related parties in March 2005 that were managed by the Company prior to our purchase.  In addition, during the six months ended June 30, 2005, we ceased providing management services relating to three student housing properties owned by third parties and a student housing property owned by a related party due to the sale of the properties.

Real estate taxes amounted to $4.6 million in 2005 due to the acquisition of 46 properties from July 2004 through June 2005. We expect real estate taxes to increase significantly in the future as we acquire additional properties.

Depreciation and amortization increased to $14.5 million in 2005 from less than $0.1 million in 2004 as a result of acquiring 46 properties for an aggregate acquisition cost of $953.8 million from July 2004 through June 2005. The $14.5 million in 2005 is comprised of $9.3 million of depreciation and $5.2 million of lease intangible amortization. We expect depreciation and amortization to increase significantly in the future as we acquire additional properties.

Interest expense amounted to $11.8 million in 2005 as a result of incurring debt, including placement of new mortgage debt and assumption of existing mortgage debt, and borrowings under our line of credit, in connection with the acquisition of 46 properties from July 2004 through June 2005. In 2005, the Company borrowed $329.0 million and repaid $258.0 million under the line of credit.  We expect interest expense to increase in the future as we incur additional debt to fund acquisitions and if interest rates increase.

Income taxes amounted to less than $0.1 million in 2005 as a result of taxable income in the Company’s taxable REIT subsidiary. There were no taxable REIT subsidiaries during the comparable period in 2004.

Military Housing

Revenue. Expense reimbursements totaled $21.3 million in 2005 compared to $7.1 million in 2004. Of the 2005 amount, $6.0 million related to the Fort Stewart and Hunter Army Airfield project and $5.0 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.3 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.5 million related to the Walter Reed Army Medical Center and Fort Detrick project, which commenced operations in the third quarter of 2004; $1.4 million related to the Fort Eustis/Fort Story project; and $8.1 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004. Of the 2004 amount, $4.8 million related to the Fort Carson project, $1.1 million related to the Fort Stewart and Hunter Army Airfield project, $0.6 million related to the Fort Hamilton project, and $0.6 million related to costs incurred in the development of CDMP for the Fort Hamilton and Walter Reed Army Medical Center projects.

Management fees from related parties totaled $3.3 million in 2005 compared to $1.4 million in 2004.  Of the 2005 amount, $0.5 million related to the Fort Stewart and Hunter Army Airfield project and $0.7 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.1 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.1 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in the third quarter of 2004; $0.3 million related to the Fort Eustis/Fort Story project and $1.6 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004.  Of the 2004 amount, $0.6 million related to the Fort Carson project and $0.8 million related to the Fort Stewart and Hunter Army Airfield project.

Other fee income totaled $7.5 million in 2005 compared to $0.9 million in 2004. Of the 2005 amount, $5.1 million related to development and construction/renovation fees earned from related parties, $1.5 million related to business development fees, and $0.9 million related to preferred returns on the military housing investments. Of the $5.1 million of development and construction/renovation fees, $2.0 million related to the Fort Stewart and Hunter Army Airfield project, which commenced operations in the fourth quarter of 2003; $0.5 million related to the Fort Hamilton project, which commenced operations in June 2004; $0.6 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in July 2004; $0.3 million related to the Fort Eustis/Fort Story project and $1.7 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004.  Of the $0.9 million of preferred returns, $0.4 million related to the Navy Northeast investment and $0.5 million related to the Fort Carson investment.  Of the $0.9 million development and construction/renovation fees in 2004, $0.1 million related to the Fort Carson project, $0.3 million related to the Fort Hamilton project, and $0.5 million related to the Fort Stewart Hunter Army Airfield project.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business. These costs were unchanged at $2.8 million in 2005 and 2004.

Reimbursed expenses increased to $21.3 million in 2005 from $7.1 million in 2004 primarily due to payroll expenses related to the six military housing projects in operation as of June 30, 2005; closing costs and transition expenses for the Fort Hamilton, Walter Reed, Fort Detrick, Fort Eustis/Fort Story, and Navy Northeast projects; and expenses relating to the Fort Carson project’s management and renovation contracts.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portions of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained unchanged at $0.3 million in 2005 and 2004.

Other fee income-related party and other income, consisting primarily of interest income and fees earned from entities affiliated with Gary M. Holloway, Sr., decreased slightly to $0.1 million in 2005 from $0.3 million in 2004.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, and corporate aircraft, increased to $5.7 million in 2005 from $0.7 million in 2004 primarily due to increased staffing and additional costs incurred in connection with becoming a public company and growth in our operating segments.

Depreciation, relating primarily to our corporate headquarters, decreased slightly to $0.3 million in 2005 from $0.4 million in 2004 primarily due to the sale and transfer of an interest in a corporate aircraft in February 2005.

Interest expense increased to $0.5 million in 2005 from $0.2 million in 2004 primarily due to an increase in the interest rate on our corporate headquarters loan and the corporate aircraft loan.

Liquidity and Capital Resources

Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs may include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses and (v) future distributions to shareholders and partners of our Operating Partnership. Our existing working capital and cash provided by operations, together with amounts available to us under our $150.0 million revolving credit facility are expected to be sufficient to meet our short-term liquidity requirements.   Availability under the credit facility as of June 30, 2005 was limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool as of the end of the previous quarter (which in no event may contain fewer than five student housing properties) and 50% of the annualized value of our cash flow from our management of military housing projects and student housing properties in the previous quarter. The credit facility was obtained by our Operating Partnership in November 2004, and the Trust serves as guarantor for the credit facility. Advances under the credit facility bear interest, at the election of the borrower, at a Eurodollar rate based on LIBOR or a base rate based on the prime rate announced by Bank of America, N.A., as the administrative agent of the facility, plus an “Applicable Rate,” ranging from 1.50% to 2.00% for Eurodollar rate loans or 0.625% to 1.375% for base rate loans. The Applicable Rate is determined by the ratio of all liabilities to the total asset value of the Company, as defined in the credit facility. The credit facility also requires that we maintain certain corporate level financial covenants.

As of June 30, 2005, we had availability under the credit facility equal to $150.0 million, of which $71.0 million in borrowings was outstanding, and bearing interest at a Eurodollar rate based on 30-day LIBOR of 3.24% and an Applicable Rate of 2.00%, for a total interest rate of 5.24%.  As of July 31, 2005, the interest rate was 5.41%.  In July 2005, we borrowed an additional $27.0 million under the credit facility to finance acquisitions and to pay the second quarter dividend distribution with respect to our outstanding common shares and units of limited partnership interest of our Operating Partnership.  The interest rate on the $27.0 million borrowing was 5.38% as of July 31, 2005.  In addition, in July 2005, we repaid $5.0 million on the credit facility. As of June 30, 2005 and July 31, 2005, there were no letters of credit outstanding under the credit facility.

At June 30, 2005, the Company’s leverage ratio exceeded the 60% ceiling set forth in the Credit Facility.  The Company received a formal waiver of this instance of noncompliance with the financial covenant.

In August 2005, the Company amended the Credit Facility (the “Amendment”).  Under the Amendment, the calculation of the borrowing base was revised to include cash flow from the military housing construction and development fees and to increase the total cash flow attributable to annualized fees from the management, construction and development of the military housing projects and student housing properties from 35% to 50%.  The Amendment also increased the applicable interest rate ranges on outstanding borrowings under the Credit Facility to the following: 1.625% to 2.375% for Eurodollar rate loans or 0.75% to 1.75% for prime rate loans. In addition, the Amendment modified the calculation of the leverage ratio and increased the maximum leverage ratio from 60% to 65% through December 31, 2005.  At the end of the first quarter of 2006, the maximum leverage ratio will revert to 60%.

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

As of June 30, 2005, 39 of our student housing properties, our corporate headquarters, and other assets were encumbered by notes payable aggregating $551.1 million and secured by first liens on the individual assets with an aggregate cost basis of approximately $787.1 million before accumulated depreciation.  Our notes payable have a weighted-average interest rate of 4.90% and mature at various dates between August 2005 and June 2015 and require monthly payments of principal and interest or monthly payments of interest only. The table below sets forth for the five succeeding years and thereafter the aggregate annual principal payments of our notes payable and credit facility (in thousands):

2005	$8,171
2006	5,188
2007	158,960
2008	4,708
2009	34,076
2010	65,954
2010 and thereafter	345,043
$622,100

With regard to our military housing projects, we made a $10.6 million equity contribution in November 2004 relating to our Navy Northeast project and have contractually committed to contribute an aggregate of $2.0 million in 2006 to our Fort Hamilton project, $5.9 million in 2007 to our Walter Reed Army Medical Center/Fort Detrick project, $3.6 million in 2010 for our Fort Eustis/Fort Story project, $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project, and $7.0 million in 2011 for our Fort Bliss/White Sands project. These equity contributions help to fund the development, construction and renovation of housing units at these bases during their respective initial development periods.

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

With regard to our currently owned student housing properties, we do not have any short-term capital commitments; however, we will require funds in connection with our anticipated acquisitions of additional student housing properties. We intend to fund the equity portion of the purchase price for these additional student housing properties by using funds from our credit facility or from available cash from operations. In addition, we may leverage our existing student housing properties in order to have cash available to fund the purchase price of additional student housing properties. Depending upon the size of the Company’s student housing acquisition pipeline and the timing of closings on our properties under contract and non-binding letter of intent, the amount of cash required to fund planned student housing acquisitions during 2005 may exceed the maximum capacity available under our existing credit facility. We also may pursue additional financing as opportunities arise.  Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities.  While we believe we will be able to obtain such funds, these funds may not be available on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreement governing our revolving credit facility.  These financings could increase our level of indebtedness or result in dilution to our equity holders.

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

Given current market conditions, our strategy favors fixed-rate, secured debt over variable-rate debt to minimize our exposure to increases in interest rates. As of June 30, 2005, 76% of the outstanding principal amount of our notes payable secured by properties we owned as of such date had fixed interest rates with a weighted-average rate of 4.85%. The remaining 24% of outstanding principal amount of our notes payable and line of credit, as of June 30, 2005, had variable interest rates primarily equal to LIBOR plus 1.75% to 2.25%.

Based on our variable rate debt balance as of June 30, 2005, if interest rates were to increase by 1.0%, our interest expense would increase by approximately $0.8 million on an annual basis.

As of June 30, 2005, we had $71.0 million in funds drawn from our credit facility, bearing an interest rate at a Eurodollar rate based on a 30-day LIBOR at 3.24% and an applicable rate of 2.00%, for a total interest rate of 5.24%.

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

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on June 8, 2005. The number of votes represented at the annual meeting, in person or by proxy, was 27,992,557. At the meeting, our shareholders voted on the election of trustees.

Election of Trustees. The results of the vote on the election of eight trustees are set forth as follows, opposite their respective names:

Name	For	Withheld	Broker Non-votes
Gary M. Holloway, Sr.	26,187,526	1,805,031	0
Bruce F. Robinson	26,189,526	1,803,031	0
Frederick F. Buchholz	26,200,329	1,792,228	0
RADM James W. Eastwood (Ret)	26,191,779	1,800,778	0
Steven J. Kessler	22,897,642	5,094,915	0
Denis J. Nayden	22,903,642	5,088,915	0
Dennis J. O’Leary	22,895,289	5,097,268	0
Richard A. Silfen	22,432,813	5,559,744	0

Item 5.          Other Information

Entry Into a Material Definitive Agreement

On August 11, 2005, the Company entered into an Aircraft Lease Agreement with Corporate Flight Services, LLC, an entity that is wholly-owned by Gary M. Holloway, Sr. Pursuant to this agreement, the Operating Partnership, College Park Management, LLC and GMH Military Housing Management, LLC have the right to lease a corporate aircraft owned by Corporate Flight Services, LLC under the terms and conditions set forth in the agreement. Specifically, the lease agreement has an initial term of 12 months, with automatically renewing terms for successive one-year periods unless either a party provides notice of termination to the other at least 60 days prior to the end of the applicable term.  In addition, there is no requirement that the corporate aircraft be used for any minimum amount of time, and each lessee agrees to pay $2,850 per hour for actual use of the aircraft (“Aircraft Hourly Fixed Rent Rate”), plus other related flight expenses. Corporate Flight Services, LLC may, from time to time, propose to change the Aircraft Hourly Fixed Rent Rate by written notice to the lessees at least 30 days prior to the proposed effective date of the change, and the lessees then will have the right to terminate the lease agreement by providing written notice to Corporate Flight Services, LLC.  A copy of the executed lease agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q for the period ended June 30, 2005.  The form of lease agreement was approved by the Audit Committee of the Company’s Board of Trustees, in accordance with the Company’s Code of Business Conduct and Ethics.

On August 9, 2005, the Company amended the Credit Facility (the “Amendment”).  Under the Amendment, the calculation of the borrowing base was revised to include cash flow from the military housing construction and development fees and to increase the total cash flow attributable to annualized fees from the management, construction and development of the military housing projects and student housing properties from 35% to 50%.  The Amendment also increased the applicable interest rate ranges on outstanding borrowings under the Credit Facility to the following: 1.625% to 2.375% for Eurodollar rate loans and 0.75% to 1.75% for prime rate loans.  In addition, the Amendment modified the calculation of the leverage ration and increased the maximum leverage ratio from 60% to 65% through December 31, 2005.  At the end of the first quarter of 2006, the maximum leverage ratio will revert to 60%. A copy of the Amendment is filed as an exhibit with this report.

Election of Trustees

On August 10, 2005, the Company’s Board of Trustees approved an increase in the number of trustees to serve on the Board from eight to nine members, and appointed Michael D. Fascitelli to fill the vacancy created by such increase.  Mr. Fascitelli was selected in connection with the Company’s receipt of notice from Vornado Realty, LP (“Vornado”) that it wished to exercise an option to appoint a trustee to the Board in accordance with the terms of its Second Amended and Restated Warrant, dated as of July 27, 2004, as amended, issued by us and our operating partnership in connection with our formation transactions.  Under the warrant, so long as Vornado holds common shares or operating partnership units acquired at a price of not less than $10 million, Vornado has the right to appoint Michael D. Fascitelli or such other executive officer of Vornado that would be reasonably acceptable to the Company, to our

Board of Trustees.  In accordance with the Company’s bylaws, Mr. Fascitelli has been appointed to serve on the Company’s Board until the next annual meeting of shareholders.  At this time, Mr. Fascitelli has not been appointed to serve on any committees of the Company’s Board of Trustees, and he is not expected to be appointed to any of the standing committees of the Board.  Mr. Fascitelli is the President of Vornado Realty Trust.

Prior to our initial public offering, Vornado and Mr. Holloway were the sole equity holders of our operating partnership and each held, through affiliated entities, general partnership interests in our operating partnership. Concurrent with the closing of our  initial public offering on November 2, 2004, we became the sole general partner of our operating partnership. In accordance with the terms of the limited partnership agreement of our operating partnership and concurrent with the completion of our initial public offering on November 2, 2004, we paid approximately $77.3 million to Vornado relating to the redemption of all of Vornado’s Class B partnership interests in our operating partnership, based on Vornado’s $113.8 million contribution to the operating partnership as of the date of the initial public offering, plus a preferential return in the amount of $13.5 million, and after giving effect to the surrender by Vornado of $50.0 million in value of its pre-offering partnership interest in the operating partnership, as payment for the portion of the Warrant required to be exercised upon completion of our initial public offering under the terms of the warrant. Upon closing of our initial public offering, Vornado exercised the warrant to purchase 6,666,667 units of limited partnership interest in our operating partnership at a price of $7.50 per unit, which represented a 20.972% economic interest in the operating partnership immediately prior to our initial public offering. As of June 30, 2005, the remaining portion of the warrant was exercisable for up to 5,762,694 units of limited partnership interest of the operating partnership or common shares, at an exercise price of $8.68 per unit or common share, at any time during the 18 months following the closing of our initial public offering.

During the period in which it may be exercised, Vornado is entitled to broad anti-dilution rights under the terms of the warrant. Among other things, these rights entitle Vornado, or any other permitted transferees of the warrant, to anti-dilution protection in the case of issuances by GMH Communities Trust or the operating partnership of equity securities at a price below the greater of (i) the fair market value of such securities, and (ii) the then applicable exercise price of the warrant, as well as in the case of payments by GMH Communities Trust or the operating partnership of distributions on equity securities, in cash or otherwise, including our regular quarterly distributions; however, certain limited issuances of equity securities under our equity incentive plan will be excluded from this anti-dilution protection. In the event that the anti-dilution provisions of the warrant are triggered, the then effective exercise price of the warrant, and in certain circumstances the number of common shares or units of limited partnership interest in the operating partnership for which it may be exercised, will be adjusted for the dilution to the warrant holder as a result of these issuances and distributions.

Vornado and an affiliate of Vornado, which also contributed interests in a student housing property to the operating partnership in connection with our initial public offering, also have registration rights with respect to the common shares issuable under the warrant or upon redemption of limited partnership units in the operating partnership, which rights require that we register these shares for resale. See the section entitled “Shares Eligible for Future Sale” in our final prospectus as filed with the Securities and Exchange Commission on October 28, 2004, for a description of these registration rights.

Item 6.                         Exhibits

Exhibit	Description of Document
10.1	Aircraft Lease Agreement, effective as of August 11, 2005, by and among Corporate Flight Services, LLC, College Park Management, LLC, GMH Military Housing Management, LLC and GMH Communities, LP.
10.2

Second Amendment and Waiver to Credit Agreement, dated August 10, 2005, by and among GMH Communities, LP, GMH Communities Trust (“Trust”), each subsidiary of the Trust that becomes a borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the following lenders: Eurohypo AG, New York Branch, JPMorgan Chase Bank, Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, Morgan Stanley Bank, and Bank Midwest.

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

GMH COMMUNITIES TRUST

Date: August 12, 2005	/s/ Gary M. Holloway, Sr.
Gary M. Holloway, Sr.
President and Chief Executive Officer

/s/ Bradley W. Harris
Bradley W. Harris
Senior Vice President
and Chief Financial Officer