Form 10-Q
period 2005-09-30
GMH Communities Trust
filed 2005-11-14
CIK 1293200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

On October 31, 2005, 39,699,843 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding. This amount includes 33,854 restricted common shares that are considered outstanding for voting purposes and are eligible to receive dividend distributions payable to common shareholders, but are not considered outstanding under generally accepted accounting principles for purposes of the financial statements included in this report.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our management’s current expectations include, but are not limited to:

•         the factors referenced in the 424(b) prospectus relating to our most recent public offering of common shares, as filed with the Securities and Exchange Commission (“SEC”) on September 28, 2005, including those sections of the prospectus titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Our Business and Properties;”

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GMH COMMUNITIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value and number of shares)

	September 30, 2005	December 31, 2004
ASSETS
Real estate investments:
Student housing properties	$1,080,304	$638,635
Accumulated depreciation	(19,109)	(3,905)
	1,061,195	634,730
Corporate assets:
Corporate assets	7,686	11,625
Accumulated depreciation	(443)	(241)
	7,243	11,384
Cash and cash equivalents	33,248	60,926
Restricted cash	12,575	2,313
Accounts and other receivables, net:
Related party	21,912	9,309
Third party	5,365	2,257
Investments in military housing projects	37,220	39,482
Deferred contract costs	470	126
Deferred financing costs, net	4,064	2,820
Lease intangibles, net	3,244	4,994
Deposits	672	1,848
Other assets	6,080	2,872
Total assets	$1,193,288	$773,061
LIABILITIES AND BENEFICIARIES’ EQUITY
Notes payable	$629,171	$370,007
Line of credit	137,000	—
Accounts payable:
Related party	57	277
Third party	688	1,160
Accrued expenses	24,233	9,308
Dividends and distributions payable	14,107	9,583
Other liabilities	10,728	4,907
Total liabilities	815,984	395,242
Minority interest	197,120	182,118
Beneficiaries’ equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 30,350,989 issued and outstanding at September 30, 2005 and December 31, 2004	30	30
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	200,367	200,276
Cumulative earnings	5,373	251
Cumulative dividends	(25,586)	(4,856)
Total beneficiaries’ equity	180,184	195,701
Total liabilities and beneficiaries’ equity	$1,193,288	$773,061

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Company)	(Predecessor)	(Company)	(Predecessor)

Revenue:
Rent and other property income	$35,429	$6,753	$91,033	$7,023
Expense reimbursements:
Related party	20,744	8,702	42,475	16,669
Third party	1,299	1,906	3,876	5,475
Management fees:
Related party	1,838	967	5,350	2,683
Third party	1,364	752	3,015	3,430
Other fee income-related party	7,181	2,115	14,762	4,174
Other income	81	141	248	493
Total revenue	67,936	21,336	160,759	39,947
Operating Expenses:
Property operating expenses	17,306	5,808	39,900	9,851
Reimbursed expenses	22,043	10,608	46,351	22,144
Real estate taxes	3,428	490	8,003	490
Administrative expenses	2,983	2,172	8,657	4,488
Profits interest expense	—	33,180	—	33,180
Depreciation and amortization	7,719	1,770	22,563	2,188
Interest	8,981	1,722	21,228	1,880
Total operating expenses	62,460	55,750	146,702	74,221
Income (loss) before minority interest and income taxes	5,476	(34,414)	14,057	(34,274)
Minority interest	2,758	—	7,021	—
Income before income taxes	2,718	—	7,036	—
Income taxes	976	—	1,914	—
Net income (loss)	$1,742	$(34,414)	$5,122	$(34,274)

Earnings per common share—basic	$0.06		$0.17

Earnings per common share—diluted	$0.05		$0.16
Weighted-average shares outstanding during the period:
Basic	30,350,989		30,350,989
Diluted	32,786,617		32,458,633
Common share dividend declared per share	$0.2275		$0.6825

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Company)	(Predecessor)

Cash flows from operating activities:
Net income (loss)	$5,122	$(34,274)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	15,615	2,188
Amortization:
Lease intangibles	6,948	—
Notes payable fair value adjustment	(1,637)	(266)
Deferred loan costs	905	36
Restricted shares	78	—
Allowance for doubtful accounts	935	—
Equity in earnings of unconsolidated entities	—	(70)
Income from investments in military housing projects	(1,113)	—
Minority interest	7,021	—
Changes in operating assets and liabilities:
Restricted cash	(10,262)	(1,966)
Accounts and other receivables	(17,662)	(346)
Deferred contract costs	(344)	(4,954)
Due from related parties	—	(4,778)
Other assets	(2,028)	(4,972)
Accounts payable	(693)	—
Accrued expenses	14,594	14,171
Accrued profits interest	—	33,180
Other liabilities	5,821	1,030
Net cash from operating activities	23,300	(1,021)
Cash flows from investing activities:
Property acquisitions	(329,160)	(120,152)
Capitalized expenditures	(3,300)	(75)
Military housing project equity distributions (investments)	4,459	(3)
Purchase of management contracts	—	(1,186)
Net cash from investing activities	(328,001)	(121,416)
Cash flows from financing activities:
Common share dividends	(18,661)	—
Limited partnership unit distributions	(18,205)	—
Owner distributions	—	(31,652)
Owner contributions	—	90,688
Proceeds from line of credit	244,000	—
Repayment of line of credit	(107,000)	—
Proceeds from notes payable	202,228	69,536
Repayment of notes payable	(23,190)	(808)
Short-term borrowings from owner	—	3,697
Payment of financing costs	(2,149)	(663)
Costs related to initial public offering	—	(5,443)
Net cash from financing activities	277,023	125,355
Net (decrease) increase in cash and cash equivalents	(27,678)	2,918
Cash and cash equivalents, beginning of period	60,926	515
Cash and cash equivalents, end of period	$33,248	$3,433

Supplemental information:
Real estate acquired by assuming debt	$83,341	$128,622
Issuance of units of limited partnership interest for purchase of student housing properties	$28,528	$—
Property distributed at net book value	$3,854	$381
Debt distributed at net book value	$4,208	$—
Cash paid for interest	$20,846	$1,880
Cash paid for taxes	$2,272	$—
Furniture and computers contributed at net book value	$—	$463

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

Notes to Condensed Consolidated and Combined Financial Statements

September 30, 2005

(Unaudited)

1. Organization and Basis of Presentation

Organization

Management of both GMH Communities Trust (the “Trust,” and collectively with its subsidiaries, “we” or the “Company) and The GMH Predecessor Entities (defined below) has prepared these condensed consolidated and combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or combined pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated and combined financial statements should be read in conjunction with the audited financial statements and the notes thereto of the Trust and The GMH Predecessor Entities included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005. In management’s opinion, all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Trust and the consolidated and combined results of operations and cash flows of the Trust and The GMH Predecessor Entities are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The Trust elected to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2004. The Trust was formed as a Maryland real estate investment trust in May 2004 and prior to completion of our initial public offering, had no operations. We completed our initial public offering on November 2, 2004, pursuant to which we sold an aggregate of 30,350,989 common shares of beneficial interest at an offering price of $12.00 per share, and raised an aggregate of $331.7 million in net proceeds, after deducting the underwriters’ discount and other offering-related expenses. We contributed the net proceeds from the offering to our operating partnership, GMH Communities, LP, a Delaware limited partnership (the “Operating Partnership”), in exchange for units of partnership interest. As of September 30, 2005, the Operating Partnership had 61,978,306 units of partnership interest outstanding, of which the Trust owned 29,769,820 units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of September 30, 2005, there were 31,627,317 units of limited partnership interest outstanding that were not owned by the Company.

In September 2005, we commenced a public offering of common shares. The offering was completed on October 4, 2005 with the sale of 9,315,000 common shares of beneficial interest, including 1,215,000 shares issued upon full exercise of the underwriters’ over-allotment option, at an offering price of $14.25 per share. The Company raised an aggregate of $124.7 million in net proceeds from the offering after deducting the underwriters’ discounts, payment of financial advisory fees and other offering-related expenses.  The net proceeds of this offering, which the Company contributed to the Operating Partnership in exchange for units of partnership interest, were used by the Operating Partnership to repay outstanding indebtedness under our credit facility.

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

•         GMH Military Housing, LLC, through its wholly-owned subsidiaries, engages in the development, construction, renovation and management of family military housing units located on or near military bases throughout the United States. In connection with the formation of the Operating Partnership on July 27, 2004, Mr. Holloway contributed 100% of the outstanding equity interests in GMH Military Housing, LLC and each of its wholly-owned subsidiaries to the Operating Partnership. GMH Military Housing, LLC has made an election to be treated as a corporation for federal income tax purposes as a “taxable REIT subsidiary,” as defined in the Code.

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

Redemption of Operating Partnership Interests

Prior to our initial public offering, Vornado and Mr. Holloway were the sole equity holders of the Operating Partnership and each held, through affiliated entities, general partnership interests in the Operating Partnership. Concurrent with the closing of the Company’s initial public offering on November 2, 2004, we became the sole general partner of the Operating Partnership. In accordance with the terms of the limited partnership agreement of the Operating Partnership and concurrent with the completion of our initial public offering on November 2, 2004, we paid approximately $77.3 million to Vornado relating to the redemption of all of Vornado’s Class B partnership interests in the Operating Partnership based on Vornado’s $113.8 million contribution to the Operating Partnership as of the date of the offering, plus a preferential return in the amount of $13.5 million, and after giving effect to the surrender by Vornado of $50.0 million in value of its pre-offering partnership interest in the Operating Partnership, as payment for the portion of its warrant required to be exercised upon completion of our initial public offering under the terms of the warrant. Upon closing of our initial public offering, Vornado exercised the warrant to purchase 6,666,667 units of limited partnership interest in our Operating Partnership at a price of $7.50 per unit, which represented a 20.972% economic interest in the Operating Partnership immediately prior to our initial public offering. As of September 30, 2005, the remaining portion of the warrant was exercisable for up to 5,857,164 units of limited partnership interest of the Operating Partnership or common shares, at an exercise price of $8.54 per unit or common share, at any time during the 18 months following the closing of our initial public offering.

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

Basis of Presentation

The financial statements of GMH Communities Trust included herein present the consolidated financial position of the Company and its subsidiaries as of September 30, 2005 and December 31, 2004, the consolidated results of their operations for the three and nine months ended September 30, 2005 and their consolidated cash flows for the nine months ended September 30, 2005. All intercompany items and transactions have been eliminated.

The financial statements of The GMH Predecessor Entities included herein present the combined results of their operations for the three and nine months ended September 30, 2004 and their combined cash flows for the nine months ended September 30, 2005. All intercompany items and transactions have been eliminated.

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

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. We amortize the value of in-place leases to expense over the remaining term of the respective leases. Accumulated amortization related to intangible lease costs was $9.2 million at September 30, 2005 and $2.3 million at December 31, 2004.

Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals.

We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs such as cleaning and interior painting. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. During the third quarter of each fiscal year, the Company typically will experience an increase in property operating expenses over other quarters as a result of repair and maintenance expenditures relating to turnover of units at student housing properties. The Company's student housing lease terms generally commence in August or September to coincide with the beginning of the academic year. Accordingly, the Company expects to incur a majority of its repair and maintenance costs in the third quarter to prepare for new residents.

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

Restricted Cash

Restricted cash consists of security deposits and cash held as escrows for real estate taxes and capital expenditures as required by the terms of various loan agreements.

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

Accounts receivable are stated net of an allowance for doubtful accounts of $409,000 at September 30, 2005 and $159,000 at December 31, 2004.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $915,000 at September 30, 2005 and $359,000 at December 31, 2004.

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

Deposits

Deposits primarily consist of amounts paid to third parties in connection with planned student housing acquisitions and amounts paid to lenders that provide the related financing or the refinancing of existing loans.  At September 30, 2005, deposits for planned acquisitions and financings totaled less than $0.1 million and other deposits not related to acquisitions or financings totaled $0.6 million. At December 31, 2004, deposits for planned acquisitions totaled $0.8 million and deposits related to financings totaled $1.0 million.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three and nine-month periods ended September 30, 2005 and 2004 was $513,000, $1,394,000, $21,000, and $41,000, respectively.

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

Standard development and construction/renovation fees are based on a percentage of development and construction/renovation costs incurred by the military housing projects including hard and soft costs and financing costs, and are recognized on a monthly basis as the costs are incurred by the military housing projects. Hard costs consist of costs relating to goods such as building components, furniture and equipment and other tangible assets; and soft costs consist of costs incurred relating to intangible services such as consulting, architectural and design services. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied.

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

In March 2005, June 2005 and September 2005, the Company declared quarterly distributions of $0.2275 per outstanding unit of limited partnership interest. The March 2005 distribution to the holders of limited partnership units in the Operating Partnership of $6.7 million was recorded as a reduction to minority interest and was paid in April 2005. The June 2005 distribution to the holders of limited partnership units in the Operating Partnership of $6.8 million was recorded as a reduction to minority interest and was paid in July 2005. The September 2005 distribution to the holders of limited partnership units in the Operating Partnership of $7.2 million was recorded as a reduction to minority interest on the September 30, 2005 balance sheet and was paid in October 2005.

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

Income Taxes

GMH Communities Trust elected to be taxed as a REIT under the Code when it filed its tax return for the year ended December 31, 2004 in September 2005 pursuant to an extension granted in March 2005. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. We believe we are organized and operate in a manner that allows us to qualify for taxation as a REIT under the Code, and it is our intention to adhere to these requirements and maintain the Company’s REIT status in the future. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, other than with respect to the Company’s taxable REIT subsidiaries.

In conformity with the Code and applicable state and local tax statutes, taxable income or loss of The GMH Predecessor Entities was required to be reported in the tax returns of Gary M. Holloway, Sr. and Vornado, as such entities were treated as pass-through entities for tax purposes. Accordingly, no income tax provision has been reflected in the accompanying combined statements of operations of The GMH Predecessor Entities.

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

In November 2004, the Company established an equity incentive plan (the “Plan”) that provides for the issuance of options, restricted shares, share appreciation rights, performance units and other equity based awards.  For the three and nine months ended September 30, 2005, the Company issued 8,126 and 33,854 restricted common shares under the Plan to non-employee members of the Company’s Board of Trustees. The restricted common shares vest over a three-year period from the grant date. The restricted common shares are entitled to the same dividend and voting rights during the vesting period as the issued and outstanding common shares. The fair value of the awards was calculated based on the closing market price of the Company’s common shares on the grant date and is expensed on a straight-line basis over the vesting period.  The Company recognized non-cash stock-based compensation expense related to the restricted common shares of $32,000 and $78,000 for the three and nine months ended September 30, 2005, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.

3.  Real Estate Investments and Acquisitions

As of September 30, 2005, the Company owned 52 student housing properties located near 39 colleges and universities in 24 states. These properties contain an aggregate of 9,657 units and 31,371 beds. The Company’s investment in student housing properties at September 30, 2005 and December 31, 2004 was as follows (in thousands):

	September 30, 2005	December 31, 2004
Land	$212,098	$124,656
Building and improvements	845,459	501,680
Residential furniture and appliances	22,747	12,299
	$1,080,304	$638,635

During the three months ended September 30, 2005, the Company acquired six student housing properties located near six colleges and universities in six states with an aggregate of 1,213 units and 3,237 beds for an aggregate acquisition cost of approximately $123.4 million.

During the three months ended June 30, 2005, the Company acquired eight student housing properties located near six colleges and universities in five states with an aggregate of 1,354 units and 4,300 beds for an aggregate acquisition cost of approximately $147.4 million.  In connection with the acquisition of two of these properties, the Company issued a total of 1,940,282 units of limited partnership interest in the Operating Partnership to the sellers with an aggregate fair value of $26.9 million.  The fair value of the limited partnership units was based on the closing price of the Company’s common shares on the acquisition date.  The fair value of the units of limited partnership interest was recorded as an increase to minority interest.

During the three months ended March 31, 2005, the Company acquired eight student housing properties located near six colleges and universities in six states with an aggregate of 1,607 units and 4,795 beds for an aggregate acquisition cost of approximately

$172.8 million. Gary M. Holloway, Sr., four other employees of the Company, including two executive officers of the Company, and an employee of an entity owned by Mr. Holloway, held an ownership interest in two of these properties that were acquired for a total purchase price of $38.2 million.  The Company paid $36.6 million of cash to investors in the selling entity not affiliated with the Company and issued a total of 141,549 units of limited partnership interest in the Operating Partnership to Mr. Holloway and these individuals with an aggregate fair value of $1.6 million in connection with the purchase of the two properties.  The fair value of the limited partnership units was based on the closing price of the Company’s common shares on the acquisition date. The fair value of the units of limited partnership interest was recorded as an increase to minority interest.

In August 2005, the Company entered into a joint venture with an institutional investor to develop and construct two student housing properties. The joint venture plans to develop two 144 unit/576 bed purpose-built student housing communities located in Orono, Maine and Bowling Green, Ohio.  Construction is expected to be completed by August 2006, concurrent with the beginning of the 2006-2007 academic year.  Under the terms of the joint venture agreement, the Company contributed the two undeveloped land parcels on which the properties will be built in exchange for a 10% equity interest in the joint venture.  In addition, the Company will manage the development and construction of the joint venture properties and receive a fee for these services. The Company has the option to purchase the joint venture partners’ interest in the properties from the joint venture within one year of completion. The joint venture has obtained one construction loan and expects to obtain a second construction loan in the fourth quarter that will permit draws of up to $32.0 million to fund the construction of the properties. In addition to customary default provisions, the construction loans shall be deemed to be in default if there is a material default, after any applicable notice and cure period, under the Company’s $150.0 million senior unsecured revolving credit facility (see Note 7). The Company has guaranteed the repayment of up to $8.0 million of the construction loans. The guarantee is reduced to $4.8 million in the event that no event of default, as defined in the loan agreements, has occurred and certain other conditions are satisfied.  The Company accounts for its investment in the joint venture using the equity method of accounting.  The carrying value of the Company’s investment in the joint venture was $0.4 million at September 30, 2005 and is included in other assets on the accompanying consolidated balance sheet.

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

In November 2003, GMH Military Housing, LLC and FW Military Housing LLC formed a joint venture known as GMH Military Housing-Fort Carson LLC, which acquired the ownership interests of an unrelated bankrupt entity that was a member of Fort Carson Family Housing LLC, the entity that owns the Fort Carson military housing project. GMH Military Housing, LLC contributed approximately $2.4 million to GMH Military Housing-Fort Carson LLC in return for its 10% interest in the joint venture. The 10% ownership interest in the joint venture was accounted for using the equity method of accounting from the acquisition date in November 2003 through November 1, 2004. In connection with our initial public offering on November 2, 2004, the remaining 90% interest in the joint venture was acquired in exchange for the issuance to FW Military Housing LLC of 2,583,334 units of limited partnership interest in the Operating Partnership having a value of $31.0 million. This acquisition was recorded at the fair value of the consideration paid. During the three and nine months ended September 30, 2005, the Company received $0.1 million and $4.0 million, respectively, of equity distributions from Fort Carson Family Housing LLC.  The carrying value of this investment was $25.7 million at September 30, 2005 and $29.7 million at December 31, 2004. The Company earns a preferred return on its investment in Fort Carson Family Housing LLC, which is paid on a monthly basis.

In November 2004, the Company and Benham Military Communities, LLC formed a joint venture known as GMH/Benham Military Communities LLC for the purpose of investing in the Navy Northeast Region military housing project. The Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC’s 10% interest is accounted for as minority interest and is included in accrued expenses on the consolidated balance sheet at September 30, 2005 and December 31, 2004.  In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC earns a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment was $11.5 million at September 30, 2005 and $10.8 million at December 31, 2004.

5.  Income Taxes

Current income tax expense of the Company’s taxable REIT subsidiaries was $1.9 million,  which includes $1.3 million of federal taxes and $0.6 million of state taxes, for the nine months ended September 30, 2005.  The federal statutory tax rate of the taxable REIT subsidiaries for the nine months ended September 30, 2005 was 34%.  The effective tax rate of the taxable REIT subsidiaries for the nine months ended September 30, 2005 was 32.5%. The Company’s effective tax rate is lower than the federal statutory rate as a result of the permanent depreciation and amortization differences between income subject to income tax for book and tax purposes.

6.  Notes Payable

During the three months ended September 30, 2005, a fixed-rate note payable in the amount of $6.6 million was assumed relating to the acquisition of a student housing property and fixed-rate notes payable totaling $72.6 million were obtained in connection with the acquisition of five other student housing properties and the refinancing of a previously acquired property. These notes require monthly payments of principal and/or interest, bear interest at fixed rates ranging from 4.76% to 5.30%, and mature at various dates through 2024. In conjunction with the purchase accounting for these properties, the net carrying value of the assumed note payable was increased by $0.2 million to record it at its estimated fair value. The fair value of the assumed note was calculated as the difference between the present value of the note using a current estimated market rate of interest and the outstanding principal amount. This amount is being amortized as an adjustment to interest expense over the term of the related debt.

During the three months ended June 30, 2005, fixed-rate notes payable totaling $28.8 million were assumed relating to the acquisition of two student housing properties and fixed-rate notes payable totaling $58.8 million were obtained in connection with the acquisition of five student housing properties. These notes require monthly payments of principal and/or interest, bear interest at fixed rates ranging from 4.50% to 5.46%, and mature at various dates through 2015. In conjunction with the purchase accounting for these properties, the net carrying value of the assumed notes payable was increased by $0.4 million to record them at their estimated fair value. The fair value of the assumed notes was calculated as the difference between the present value of the notes using a current estimated market rate of interest and the outstanding principal amount. This amount is being amortized as an adjustment to interest expense over the term of the related debt.

During the three months ended June 30, 2005, a variable-rate note payable in the amount of $6.8 million was obtained in connection with the acquisition of a student housing property. The note requires payments of interest only at LIBOR plus 2.05% (LIBOR on this loan was 3.56% at September 30, 2005) and matures in 2015.

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

During the three months ended March 31, 2005, fixed-rate notes payable totaling $48.0 million were assumed relating to the acquisition of four student housing properties and a fixed-rate note payable in the amount of $31.4 million was obtained in connection with the acquisition of another student housing property. These notes require monthly payments of principal and/or interest, bear interest at fixed rates ranging from 4.92% to 7.09%, and mature at various dates through 2014. In conjunction with the purchase accounting for these properties, the net carrying value of the assumed notes payable was increased by $2.1 million to record them at their estimated fair value. The fair value of the assumed notes was calculated as the difference between the present value of the notes using a current estimated market rate of interest and the outstanding principal amount. This amount is being amortized as an adjustment to interest expense over the term of the related debt.

During the three months ended March 31, 2005, a variable-rate note payable in the amount of $9.2 million was obtained in connection with the acquisition of a student housing property. The note requires payments of interest only at LIBOR plus 1.90% (LIBOR on this loan was 3.57% at September 30, 2005) and matures in 2007.

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

Prior to its contribution to the Company in connection with the completion of our initial public offering, Corporate Flight LLC financed the acquisition and refurbishments of the corporate aircraft with two notes payable. One loan required monthly payments of principal and interest at the commercial paper rate plus 1.8% through January 2011. The second loan required monthly payments of principal and interest at 9.5% through August 2006. On February 28, 2005, the Company sold and transferred its ownership of 100% of the outstanding membership interests in Corporate Flight LLC back to Gary M. Holloway, Sr. Corporate Flight LLC’s primary asset was the corporate aircraft which had a net book value of $3.8 million at February 28, 2005 and was secured by the two notes payable, which had an aggregate outstanding balance of $4.2 million at February 28, 2005.  Corporate Flight LLC’s net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer, was recorded as a capital contribution and allocated to additional paid-in capital and minority interest on the consolidated balance sheet.

At September 30, 2005, notes payable totaling $623.5 million were secured by 45 student housing properties with a cost and net book value of $907.5 million and $891.5 million, respectively. At December 31, 2004, notes payable totaling $359.8 million were secured by 23 student housing properties with a cost and net book value of $451.9 million and $449.1 million, respectively.

At September 30, 2005, the Company had a note payable in the amount of $5.7 million secured by the corporate headquarters, requiring monthly payments of principal and interest at LIBOR plus 2.25% (LIBOR on this loan was 3.56% at September 30, 2005).  In July 2005, the maturity date of the loan was extended from August 2005 to November 2005. The remaining principal balance was repaid in full in October 2005.

The aggregate annual principal payments as of September 30, 2005 due on our notes payable and line of credit for the remainder of 2005, the five succeeding years and thereafter are as follows (in thousands):

2005	$7,043
2006	5,188
2007	224,960
2008	4,708
2009	34,076
2010	65,954
Thereafter	424,242
$766,171

7.  Line of Credit

In November 2004, the Company entered into a $150 million three-year unsecured revolving credit facility, subject to increase to $250 million (the “Credit Facility”), with a consortium of banks. The Credit Facility provides for the issuance of up to $20 million of letters of credit, which is included in the $150 million available under the Credit Facility. The Company’s availability under the Credit Facility as of September 30, 2005 was limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool (which as of September 30, 2005 consisted of seven student housing properties, and in no event could contain fewer than five student housing properties) as of the end of the previous quarter and 50% of the annualized value of the Company’s cash flow from the management, development and construction/renovation fees received in connection with military housing projects and from the management of student housing properties in the previous quarter, provided that the total cash flow attributable to annualized management fees did not exceed 50% of the borrowing base.

The Company may elect to have amounts outstanding under the Credit Facility bear interest at a Eurodollar rate based on LIBOR or the prime rate, plus an applicable rate, ranging from 1.625% to 2.375% for Eurodollar rate loans or 0.75% to 1.75% for prime rate loans. The applicable rate is determined by the leverage ratio of total liabilities to total asset value of the Company, as defined in the Credit Facility. In addition, the Company pays fees for unused availability on the Credit Facility.

The Credit Facility contains affirmative and negative covenants and also contains financial covenants that, among other things, as of September 30, 2005, (i) required the Company to maintain a total leverage ratio equal to or less than 65% through December 31, 2005. At the end of the first quarter of 2006, the maximum leverage ratio will decrease to 60%, (ii) limited the aggregate amount of outstanding variable-rate indebtedness to 30% of total indebtedness commencing February 8, 2005, (iii) limited the payment of dividends by the Company to its shareholders to 110% of funds from operations as defined in the Credit Facility, (iv) limited the amount of recourse debt, exclusive of amounts outstanding under the Credit Facility, to $25 million, and in no event greater than $150 million in total, and (v) required the Company to maintain a consolidated tangible net worth, as defined in the Credit Facility, of at least $275 million plus an amount equal to 75% of the net proceeds from any equity issuances subsequent to the closing date of the Credit Facility in November 2004. The financial covenants as of September 30, 2005 also required the Company to operate in compliance with the following ratios as defined by the terms of the Credit Facility: (i) fixed charge coverage ratio equal to or greater than 1.75x; (ii) interest coverage ratio equal to or greater than 2.00x; and (iii) unsecured interest coverage ratio equal to or greater than 2.25x. The Company was in compliance with all covenants at September 30, 2005.

In January 2005, the Company paid a dividend to its shareholders in excess of 95% of funds from operations for the period November 2, 2004 to December 31, 2004.  The Company received a formal waiver of this instance of noncompliance with the financial covenant. The Company and the lenders also agreed to modify the covenant related to the payment of dividends to shareholders for the year ending December 31, 2005. Under the terms of the modification, the Company is now restricted from paying dividends to its shareholders in 2005 in excess of 110% of funds from operations. The dividend payment terms of the Credit Facility will revert to the original restriction against distributions in excess of 95% of funds from operations after 2005.

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

As of September 30, 2005, the Company had $137.0 million outstanding under the Credit Facility, bearing interest at a weighted-average rate of 5.90%, and an additional $13.0 million was available for draw under the facility. As of September 30, 2005, there were no letters of credit outstanding under the Credit Facility.

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

Through the completion of the Company’s initial public offering on November 2, 2004, common costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Mr. Holloway, including The GMH Predecessor Entities, using assumptions based on headcount that management believed were reasonable. During the three and nine months ended September 30, 2004, such costs totaled $1.4 million and $2.9 million, respectively, and are included in administrative expenses in the accompanying combined statements of operations.  Subsequent to November 2, 2004, such costs were incurred directly by the Operating Partnership. The allocation of such costs to other entities owned or controlled by Mr. Holloway during the three and nine months ended September 30, 2005 totaled $21,000 and $232,000, respectively, and is reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.

The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway.  During the three and nine-month periods ended September 30, 2005 and 2004, rental income from these entities totaled $61,000, $183,000, $70,000, and $340,000, respectively, and is included in rent and other property income in the accompanying consolidated and combined statements of operations.

The Company provides property management consulting services to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Mr. Holloway, in connection with property management services that GMH Capital Partners Asset Services, LP performs related to five student housing properties containing a total of 2,172 beds. The Company earns consulting fees equal to 80% of the net management fees that GMH Capital Partners Asset Services, LP earns for providing the property management services.  For the three and nine months ended September 30, 2005, such fees totaled $53,000 and $187,000, respectively.  No such fees were recognized in the comparable periods in 2004.

Through March 31, 2005 the Company earned management fees from properties in which Mr. Holloway was an investor.  As of September 30, 2005, the Company does not manage any properties in which Mr. Holloway is an investor and accordingly did not earn any such fees in the quarter then ended.  During the nine-month period ended September 30, 2005 and the three and nine-month periods ended September 30, 2004, such income totaled $0.2 million, $0.3 million and $1.2 million, respectively.

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

The GMH Predecessor Entities previously paid management fees and reimbursed expenses to entities owned by Mr. Holloway that were not contributed to the Company in connection with its initial public offering. During the three and nine-month periods ended September 30, 2004, the management fees and reimbursed expenses totaled $22,000 and $77,000, respectively.

Denis J. Nayden, one of the Company’s trustees, is a senior vice president of General Electric Company, which is the parent company of General Electric Capital Corporation. At September 30, 2005, we had $248.0 million of indebtedness to General Electric Capital Corporation secured by properties or other assets that we own.

Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to student housing properties that we have acquired or refinanced in 2005. In connection with our purchase of title insurance for these student housing properties, we paid premiums to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title companies paid to Bryn Mawr Abstract $162,000 and $345,000 during the three and nine-month periods ended September 30, 2005, respectively, for the provision of title abstract services.

Mr. Holloway owns GMH Capital Partners Commercial Realty LP, an entity that provides real estate consulting and brokerage services for real estate transactions. During the three months ended March 31, 2005, GMH Capital Partners Commercial Realty LP received aggregate commissions of $284,000 from the sellers of two student housing properties that the Company purchased.

In February 2005, the Company transferred its interest in Corporate Flight LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway.  Corporate Flight LLC had a net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer to Mr. Holloway, on the date it was transferred back to Mr. Holloway. This transfer was accounted for as a capital contribution and recorded as an $87,000 increase to additional paid-in capital and an $84,000 increase to minority interest.  During the three and nine months ended September 30, 2005, the Company paid Corporate Flight LLC $32,000 and $197,000, respectively, for use of an aircraft owned by Corporate Flight LLC.

9. Commitments and Contingencies

As of September 30, 2005, we had an agreement to acquire one undeveloped parcel of land for an aggregate purchase price of $1.4 million.

In connection with finalizing the agreements with the DoD for the Company’s military housing projects, the Company has committed to contribute the following aggregate amounts as of September 30, 2005 (in thousands):

2006	$2,000
2007	5,900
2010	3,600
2011 and thereafter	14,300
Total	$25,800

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

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2005 and December 31, 2004.

During the three months ended September 30, 2005, the Company recognized a management fee of $0.8 million from a student housing property managed for a third party. The fee related to management services provided by the Company during 2004 and 2005 that had not been previously recognized because it was deemed to be uncollectible. The fee was collected in October 2005.

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

	Three Months Ended September 30,
	2005 (Company)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$35,369	$—	$60	$35,429	$6,683	$—	$70	$6,753
Expense reimbursements:
Related party	—	20,722	22	20,744	367	7,697	638	8,702
Third party	1,299	—	—	1,299	1,906	—	—	1,906
Management fees:
Related party	—	1,838	—	1,838	348	619	—	967
Third party	1,364	—	—	1,364	752	—	—	752
Other fee income-related party	625	6,556	—	7,181	—	2,115	—	2,115
Other income	34	45	2	81	14	24	103	141
Total revenue	38,691	29,161	84	67,936	10,070	10,455	811	21,336
Operating Expenses:
Property operating expenses	16,058	1,248	—	17,306	4,773	1,035	—	5,808
Reimbursed expenses	1,299	20,722	22	22,043	2,273	7,697	638	10,608
Real estate taxes	3,428	—	—	3,428	490	—	—	490
Administrative expenses	—	—	2,983	2,983	—	—	2,172	2,172
Profits interest expense	—	—	—	—	—	—	33,180	33,180
Depreciation and amortization	7,617	—	102	7,719	1,526	10	234	1,770
Interest	8,707	—	274	8,981	1,627	—	95	1,722
Total operating expenses	37,109	21,970	3,381	62,460	10,689	8,742	36,319	55,750
Income (loss) before minority interest and income taxes	1,582	7,191	(3,297)	5,476	(619)	1,713	(35,508)	(34,414)
Minority interest	864	3,502	(1,608)	2,758	—	—	—	—
Income (loss) before income taxes	718	3,689	(1,689)	2,718	(619)	1,713	(35,508)	(34,414)
Income taxes	55	921	—	976	—	—	—	—
Net income (loss)	$663	$2,768	$(1,689)	$1,742	$(619)	$1,713	$(35,508)	$(34,414)

	Nine Months Ended September 30,
	2005 (Company)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$90,851	$—	$182	$91,033	$6,683	$—	$340	$7,023
Expense reimbursements:
Related party	186	42,057	232	42,475	1,089	14,845	735	16,669
Third party	3,876	—	—	3,876	5,475	—	—	5,475
Management fees:
Related party	197	5,153	—	5,350	1,163	1,520	—	2,683
Third party	3,015	—	—	3,015	3,430	—	—	3,430
Other fee income-related party	664	14,067	31	14,762	—	4,174	—	4,174
Other income	109	69	70	248	58	70	365	493
Total revenue	98,898	61,346	515	160,759	17,898	20,609	1,440	39,947
Operating Expenses:
Property operating expenses	35,813	4,087	—	39,900	6,683	3,168	—	9,851
Reimbursed expenses	4,062	42,057	232	46,351	6,564	14,845	735	22,144
Real estate taxes	8,003	—	—	8,003	490	—	—	490
Administrative expenses	—	—	8,657	8,657	—	—	4,488	4,488
Profits interest expense	—	—	—	—	—	—	33,180	33,180

Depreciation and amortization	22,154	—	409	22,563	1,537	18	633	2,188
Interest	20,489	—	739	21,228	1,627	—	253	1,880
Total operating expenses	90,521	46,144	10,037	146,702	16,901	18,031	39,289	74,221
Income (loss) before minority interest and income taxes	8,377	15,202	(9,522)	14,057	997	2,578	(37,849)	(34,274)
Minority interest	4,184	7,593	(4,756)	7,021	—	—	—	—
Income (loss) before income taxes	4,193	7,609	(4,766)	7,036	997	2,578	(37,849)	(34,274)
Income taxes	100	1,814	—	1,914	—	—	—	—
Net income (loss)	$4,093	$5,795	$(4,766)	$5,122	$997	$2,578	$(37,849)	$(34,274)

	Student Housing	Military Housing	Corporate	Total
	(in thousands)
As of September 30, 2005:
Total assets	$1,090,474	$60,079	$42,735	$1,193,288
As of December 31, 2004:
Total assets	$663,980	$57,856	$51,225	$773,061

11.  Earnings Per Common Share

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three and nine-month periods ended September 30, 2005 (in thousands, except share and per share amounts):

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	Basic	Diluted	Basic	Diluted

Net income	$1,742	$1,742	$5,122	$5,122
Minority interest	—	—	—	—
Income available to common shareholders	$1,742	$1,742	$5,122	$5,122

Weighted-average common shares outstanding	30,350,989	30,350,989	30,350,989	30,350,989
Warrant	—	2,435,628	—	2,107,644
Units of limited partnership held by minority interest holders	—	—	—	—
Restricted common shares	—	—	—	—
Total weighted-average shares outstanding	30,350,989	32,786,617	30,350,989	32,458,633
Earnings per common share	$0.06	$0.05	$0.17	$0.16

The computation of diluted earnings per share for the three and nine month periods ended September 30, 2005 excludes the assumed conversion of the units of limited partnership interest held by minority interest holders, the related minority interest expense and the vesting of the restricted common shares because the assumed conversion and vesting has an anti-dilutive effect on earnings per share.

In March 2005, June 2005 and September 2005, the Company declared quarterly dividends of $0.2275 per outstanding common share. The March dividend of $6.9 million was paid in April 2005 to common shareholders of record on March 30, 2005. The June dividend of $6.9 million was paid in July 2005 to common shareholders of record on June 29, 2005.  The September dividend of $6.9 million was paid in October 2005 to common shareholders of record on September 22, 2005.

12. Acquisition of Real Estate Investments

During the year ended December 31, 2004, the three months ended September 30, 2005 and the nine months ended September 30, 2005, the Company acquired 30, six, and 22 student housing properties, respectively, for an aggregate acquisition cost of $1.1 billion. The results of operations for each of the acquired properties have been included in our statements of operations from the respective purchase dates.  All pro forma financial information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the purchases had been consummated on January 1, 2004, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited student housing segment pro forma financial information for the three and nine month periods ended September 30, 2005 and 2004 gives effect to the acquisition of the 52 student housing properties as if the transactions had occurred on January 1, 2004 (in thousands).  The pro-forma financial information for the three and nine months ended September 30, 2004 excludes the $33.2 million of profits interest expense due to its material non-recurring nature.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Pro forma rent and other property income	$34,711	$33,634	$104,132	$100,903
Pro forma net income	4,558	4,416	13,673	13,249

13. Subsequent Events

In September 2005, the Company commenced a public offering of common shares. The offering was completed on October 4, 2005 with the sale of 9,315,000 common shares of beneficial interest, including 1,215,000 shares issued upon full exercise of the underwriters’ over-allotment option, at an offering price of $14.25 per share. The Company raised an aggregate of $124.7 million in net proceeds from the offering after deducting the underwriters’ discounts, payment of financial advisory fees and other offering-related expenses.  The net proceeds of this offering, which the Company contributed to the Operating Partnership in exchange for units of partnership interest, were used by the Operating Partnership to repay outstanding indebtedness under the Company's credit facility.

In October 2005, the Company acquired two student housing properties, containing an aggregate 572 units and 1,620 beds, for an aggregate purchase price of $108.2 million. These acquisitions were partially financed with the assumption of a $35.6 million loan secured by one of the properties.

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

Overview

We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. As of September 30, 2005, we owned 52 student housing properties containing a total of 9,567 units, 31,371 beds, and four undeveloped parcels of land for development as student housing properties, and owned minority interests in joint ventures that own our military housing projects.  We also managed or provided consulting services for 18 student housing properties owned by others, containing a total of 4,225 units and 12,085 beds and an estimated 224 units and 718 beds currently under construction and we provided interim management services for an additional student housing property under construction. Additionally, our Operating Partnership has an ownership interest in, and through various wholly-owned subsidiaries operates, seven military housing projects comprising an aggregate of 15,857 housing units on 18 military bases.  As of September 30, 2005, we also were in exclusive negotiation process with the U.S. Department of the Army for the Fort Gordon project, containing an estimated 857 end-state housing units and were in the solicitation process with the U.S. Air Force for a military housing project that is expected to cover four bases and in excess of 2,000 end-state housing units. Through our taxable REIT subsidiaries, we provide development, construction, renovation and management services for our military housing projects, and property management services for student housing properties owned by others, including colleges, universities, and other private owners. In order to comply with the applicable requirements under the REIT provisions of the Internal Revenue Code, we must limit the operations of our taxable REIT subsidiaries so that securities issued to us by our taxable REIT subsidiaries do not represent more than 20% of our total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, do not exceed 25% of our gross income for any taxable year.

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

A summary of the activities in both of our student housing and military segments during the third quarter of 2005 is provided below. In addition to these events, we commenced an underwritten public offering of common shares of beneficial interest during the third quarter of 2005, which was completed on October 4, 2005. We sold an aggregate of 9,315,000 common shares in the offering, including 1,215,000 shares issued upon full exercise of the underwriters’ over-allotment option, at an offering price of $14.25 per share. We raised an aggregate of $124.7 million in net proceeds from the offering, after deducting the underwriters’ discounts, payment of financial advisory fees and other offering-related expenses.

Student Housing

The student housing segment acquires, owns and manages premiere off-campus student housing properties strategically located near college or university campuses throughout the United States. Since July 2004, our rental revenue has increased substantially as a result of our acquisition of a total of 52 properties as of September 30, 2005. While we manage the properties we own, we do not recognize any fee income from their management. Instead, the rent payments we receive as a result of our ownership of these properties are reflected in our revenue. Additionally, operating expenses, real estate taxes and depreciation and amortization have increased as a result of these acquisitions. Further, interest expense has increased related to the financing of these properties acquired.

We earn management fees as a percentage of cash receipts or gross rental revenues generated by the managed properties, according to the management agreements for the properties we manage. We also have the ability to earn incentive management fees by achieving specified property-level performance criteria for certain properties we manage for third parties. Further, certain operating expenses incurred related to properties we manage for others are reimbursed by the owners of the properties managed. We expect to continue generating fee income revenue and operating expense reimbursements from the properties that we manage for others although the amounts are expected to become less significant as rental income increases from the properties we own.

During the three months ended September 30, 2005, we acquired six student housing properties and two undeveloped parcels of land for an aggregate acquisition cost of approximately $123.4 million.  The acquisition cost includes total purchase price and capitalized acquisition costs which are allocated to student housing properties, lease intangibles, and any fair value debt adjustment. The six properties are located near six colleges and universities in six states and contain an aggregate of 1,213 units and 3,237 beds.  More specifically, these acquisitions included the following:

•    a student housing property, Seminole Suites, located in Tallahassee, Florida and serving Florida State University, Tallahassee Community College and Florida A&M University.  The property contains 264 units and 924 beds, and was acquired in July 2005 for an acquisition cost of approximately $33.4 million, including the placement of  $20.4 million in fixed-rate mortgage debt;

•    a student housing property, The Commons, located in Harrisonburg, Virginia and serving James Madison University. The property contains 132 units and 528 beds and was acquired in July 2005 for an acquisition cost of approximately $13.7 million, including the assumption of $6.6 million of indebtedness;

•    a student housing property, The Towers at 3rd (formerly known as Presidential Tower), located in Champaign, Illinois and serving the University of Illinois – Urbana/Champaign.  The property contains 136 units and 271 beds and was acquired in August 2005 for an acquisition cost of approximately $23.1 million, including the placement of $14.5 million in fixed-rate mortgage debt;

•    a student housing property, Campus Walk, located in Wilmington, North Carolina and serving University North Carolina-Wilmington.  The property contains 289 units and 290 beds and was acquired in August 2005 for an acquisition cost of approximately $10.4 million, including the placement of $6.7 million in fixed-rate mortgage debt;

•    a student housing property, Blanton Common, located in Valdosta, Georgia and serving Valdosta State University. The property contains 208 units and 608 beds and was acquired in September 2005 for an acquisition cost of approximately $25.1 million;

•    a student housing property, University Meadows, located in Mt. Pleasant, Michigan and serving Central Michigan University. The property contains 184 units and 616 beds and was acquired in September 2005 for an acquisition cost of approximately $14.1 million, including the placement of $9.6 million in fixed-rate mortgage debt; and

•    through a joint venture with an institutional partner, two undeveloped land parcels located in Orono, Maine and Bowling Green, Ohio and known as Orchard Trails and the Enclave-Phase II, respectively.  Orchard Trails consists of a 61-acre parcel of undeveloped land and the Enclave-Phase II consists of an 11-acre parcel of undeveloped land.  These development land parcels were initially acquired by us for an aggregate acquisition cost of approximately $1.7 million, and then in August 2005, were contributed into the joint venture entity in which we hold a 10% interest.  When developed, both Orchard Trails and the Enclave-Phase II are expected to consist of 144 units and 576 beds.  Construction on both properties began in August 2005 and is expected to be completed prior to the 2006/2007 academic year.  The estimated aggregate costs for acquiring the assets and development and construction is $43.5 million, with development and construction costs to be partially funded (up to 75% of total construction and development costs) by construction loans with lenders engaged by the joint venture entity, and the remaining amount (approximately $11.5 million) to be funded 10% by us and 90% by our joint venture partner. During the third quarter of 2005, the joint venture completed the placement of the construction loan with respect to the Orchard Trails property, and expects to complete the placement of the construction loan with respect to the Enclave – Phase II during the fourth quarter of 2005. We will manage these properties, including development, construction and pre-leasing activities, and we have an option to purchase our joint venture partner’s interest in the joint venture within one year after completion of the properties.

In addition to the acquisitions described above, in September 2005, we placed $21.3 million of fixed-rate mortgage indebtedness on a student housing property located in Lubbock, Texas that serves Texas Tech University.  We had acquired the property in November 2004 for an aggregate purchase price of $29.5 million. Proceeds from this mortgage debt financing were used to repay outstanding borrowings under our line of credit.

As of September 30, 2005, with regard to our student housing segment, we:

•    owned 52 student housing properties containing a total of 9,657 units and 31,371 beds; and

•    managed, or provided management consulting services for, a total of 18 student housing properties owned by others, containing a total of 4,225 units and 12,085 beds and an estimated 224 units and 718 beds currently under construction and we provided interim management services for an additional student housing property under construction. Specifically, we provided management consulting services with respect to five of these properties to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Gary M. Holloway, Sr.

In the third quarter of 2005, we experienced an increase in property operating expenses as a result of repair and maintenance expenditures relating to turnover of our units at our student housing properties.  Our student housing lease terms generally commence in August or September to coincide with the beginning of the academic year.  As a result, we expect to incur a majority of our repair and maintenance costs in the third quarter to prepare the units for the new residents, and we expect our operating expenses, as a percentage of revenue, to decrease in the fourth quarter. During the third quarter, we expensed approximately $2.0 million of repair and maintenance costs relating to turnover of our student housing units. We also have experienced, and expect to continue to experience going forward, increases in operating expenses, including increased utility expenses resulting from national trends in higher energy-related costs and increased real estate taxes relating to more aggressive assessments performed by municipal taxing authorities with respect to certain of our student housing properties.

Subsequent Developments. In October 2005, we acquired two additional student housing properties, referred to as University Crossings and Pegasus Connection.  University Crossings, containing 260 units/690 beds, is located in Philadelphia, Pennsylvania and primarily serves Drexel University and the University of Pennsylvania. Pegasus Connection, a property that we managed prior to the acquisition and containing 312 units/930 beds, is located in Orlando, Florida and serves the University of Central Florida.

As of October 31, 2005, we had agreements to acquire three student housing properties and one land parcel for development, and non-binding letters of intent to acquire six student housing properties and one land parcel for development.  We will be continuing our due diligence process with respect to these transactions during the fourth quarter of 2005.   During the remainder of 2005, we also expect to continue to review potential transactions covering additional student housing properties that are located in the Company’s targeted markets and that meet management’s underwriting criteria for creating long-term growth potential.  The timing of any of these acquisitions will be dependent upon various factors, including the ability to complete satisfactory due diligence, obtain appropriate financing on the properties and the availability of capital.

Military Housing

Our military housing segment develops, constructs, renovates and manages military housing projects in which we acquire interests. Our military housing segment began generating revenue in the fourth quarter of 2003 with the initiation of our Fort Carson and Fort Stewart and Hunter Army Airfield projects. Revenue grew throughout 2004 and continues to grow during 2005 with the addition of various other projects. Excluding expense reimbursements, revenue from our military housing segment is comprised primarily of fee income for providing development, construction/renovation and management services to our military housing projects and, to a lesser extent, from returns on the equity we invest in the projects. Expense reimbursements consist primarily of payroll and related expenses, closing costs and transition costs we incur for the project in the 30 to 90-day period preceding the initiation of our management of the project. Typically, at the time we initiate management on a project, the project reimburses us for these amounts from the proceeds of the debt issued by the project to finance its operations.

As of September 30, 2005, we owned equity interests in the joint ventures that own seven military housing projects currently in operation. During the three months ended September 30, 2005, we earned fees for providing development, construction/renovation and management services to these seven military housing projects, which encompass 18 military bases totaling 15,857 end-state housing units. In addition, we were in negotiations with the U.S. Department of the Army for the Fort Gordon project located near Augusta, GA, and in the solicitation process with the U.S. Air Force regarding a project expected to cover four bases.

In July 2005, the Company officially partnered with the Department of the Army to design, build, manage and maintain the military family housing units at Fort Bliss, located in El Paso, Texas, and the White Sands Missile Range near Las Cruces, New Mexico. The finalized plans include a six-year initial development period with estimated project costs of $445.9 million and 3,277 end-state housing units.  Project financing was obtained and the initial development period for the project began in July 2005.

The Company and the U.S. Department of the Army also are continuing to review the possibility of refinancing the Fort Carson project to obtain additional project cost funding, possibly totaling up to $50.0 million for the construction of another 200 units.

With regard to trends and uncertainties in the military housing market, the effects of the base realignment and closure (BRAC) initiatives under the Defense Base Closure and Realignment Act of 1990, as amended, are being closely monitored by management.  Under these regulations, the federal government has previously undertaken four rounds of BRAC beginning in 1988, and again in 1991, 1993 and 1995. The fifth round of BRAC was initiated in 2004, and the final list of additional bases approved for realignment or closure became effective during the fourth quarter of 2005.

By way of background, the Department of Defense (DoD) released its initial recommendations for BRAC in May 2005, and the BRAC Commission then voted to amend the DoD’s initial list on July 19, 2005. Under the BRAC Commission’s revisions, several bases were removed from the DoD’s list of bases targeted for closure, including the Submarine Base in New London, CT and the Portsmouth Naval Shipyard in Kittery, Maine. In addition, the BRAC Commission also proposed a less significant realignment at the Fort Eustis base under our Fort Eustis/Fort Story project in Newport News, Virginia than was proposed by the DoD; and the BRAC Commission proposed to close the Naval Air station in Brunswick, Maine, which had been recommended by the DoD to be realigned.   Finally, the BRAC Commission voted to uphold the DoD’s recommendation to close the Walter Reed Army Medical Center in Washington, DC.  In September 2005, the BRAC Commission sent its report to the President regarding its findings and recommended changes to the DoD’s initial report, and President Bush accepted the BRAC Commission’s recommendations in their entirety. On November 9, 2005, the BRAC round was completed when Congress also approved the BRAC Commission’s recommendations in their entirety.

Under the final BRAC list versus the original DoD recommendations, the possible number of affected military housing units covered by our existing projects was reduced from 2,500 to 700 units, with these remaining 700 units located at the Naval Air Station in Brunswick, Maine.  We believe that the closure of the Walter Reed Army Medical Center will not result in the loss of housing units, as these housing units are likely to be utilized by personnel who will be relocated from serving at Walter Reed to serving at nearby military medical facilities.

The military housing privatization initiative had not been undertaken at the time of previous BRAC rounds, and therefore there is no historical information regarding the impact of a base closure on a military housing privatization project. To date, there has been no indication from the DoD or the BRAC Commission that the federal government has factored into its analysis of the possible effects that a base closure or realignment resulting from BRAC could have with respect to the outstanding debt financing for a project. In addition, prior BRAC rounds have shown that even once a base is approved for closure or realignment, the actual closing or realignment of the base could take several years to be completed.  Accordingly, management currently expects that the closure of the Naval Air Station in Brunswick, Maine will not occur for at least three years.  We are unable to determine with any certainty, however, the specific impact, and the timing of any such impact, that base closures and realignments at our projects will have on our military housing operating results, other than the possible cessation or reduction of fees related to the affected bases.

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

Revenue Recognition

Student Housing. Student housing revenue includes rental revenue and other property income, standard and incentive management fees and reimbursements of certain operating expenses. These sources of revenue are described in more detail below:

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

Military Housing.  We earn military housing revenues by providing services to our military housing projects which include the following:

•    standard management fees, based on a percentage of revenue generated by the military housing projects from the basic allowance for housing provided by the government to service members, referred to as BAH, are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied;

•    standard development and construction/renovation fees, based on a percentage of development and construction/renovation costs incurred by the military housing projects including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects.  Hard costs consist of costs relating to goods such as building components, furniture and equipment and other tangible assets; and soft costs consist of costs incurred relating to intangible services such as consulting, architectural and design services. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied;

•    revenues on fixed-price renovation contracts are recorded on the percentage-of-completion method. When the percentage-of-completion method is used, contract revenue is recognized in the ratio that costs incurred to date bear to estimated costs at completion. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. When the revised estimates indicate a loss, such loss is currently provided for in its entirety;.

•    business development fees are earned from companies with which we have relationships in recognition of business development efforts and expenses incurred by us in connection with pursuing military housing projects. The fees consist of (i) a base fee, which is a fee paid to the Company in consideration of the Company’s ongoing pursuit of additional projects, and paid regardless of whether a project is awarded, and (ii) an incentive fee, which is paid over the course of an awarded project based on a percentage of certain development costs incurred by the project.  The base fees are recognized on a straight-line basis over the term of the related business development agreement.  The incentive fees are recognized as the related costs are incurred by the respective military housing projects;

•    preferred returns are earned on our investments in military housing projects.  The preferred returns are based on a fixed percentage of our investment in military housing projects and are recognized as accrued at the rates specified in the agreements, subject to projected availability of funds in the underlying project.  Accrued preferred returns are periodically evaluated for collectibility; and

Deferred costs are subject to estimation and judgment. Management makes determinations as to which costs are eligible for reimbursement and at what level they will be reimbursed. Management considers various factors in making these estimates and judgments, including the terms of the specific contract and historical experience as to which costs are recoverable. Costs that are not probable of recovery are expensed.

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

Allowance for Doubtful Accounts

We estimate the collectibility of receivables generated by rental and other income as a result of the operation of our student housing properties. If we believe that the collectibility of certain amounts is questionable, we record a specific reserve for these amounts to reduce the amount outstanding to an amount we believe will be collectible and a reserve for all other accounts based on a range of percentages applied to aging categories. We determine the amount of this reserve based on historical collection and write-off experience.

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

Income Taxes

We elected to be taxed as a REIT in connection with the filing of our tax return for the taxable year ended on December 31, 2004. We have elected to treat certain subsidiaries of our Operating Partnership as taxable REIT subsidiaries, and may make such elections as to other subsidiaries in the future. In general, a taxable REIT subsidiary may perform real estate and non-real estate-related business, except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated.

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

Results of Operations

Our results of operations represent the operations of our student housing and military housing operating segments. The following significant factors affected our results of operations for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004:

•    In November 2004, we completed our initial public offering pursuant to which we sold an aggregate of 30,350,989 common shares and raised an aggregate of $331.7 million in net proceeds.

•    In 2004, subsequent to the formation of the Trust in May 2004, we acquired 30 student housing properties containing an aggregate of 5,529 units and 19,085 beds for an aggregate acquisition cost of $634.4 million.  During the three months ended March 31, 2005, we acquired eight student housing properties with an aggregate of 1,607 units and 4,795 beds for an aggregate acquisition cost of approximately $172.8 million.  During the three months ended June 30, 2005, we acquired eight student housing properties with an aggregate of 1,464 units and 4,740 beds for an aggregate acquisition cost of approximately $147.4 million.  During the three months ended September 30, 2005, we acquired six student housing properties with an aggregate of 1,213 units and 3,237 beds and two undeveloped parcels of land for an aggregate acquisition cost of approximately $123.4 million. These student housing properties contributed $35.3 million and $90.9 million of rent and other property income in the three and nine months ended September 30, 2005, respectively.

•    The Fort Stewart and Hunter Army Airfield and Fort Carson military housing projects both commenced operations in the fourth quarter of 2003; the Fort Hamilton military housing project commenced operations in the second quarter of 2004; the Walter Reed Army Medical Center and Fort Detrick military housing project commenced operations in the third quarter of 2004; the Fort Eustis/Fort Story and the Navy Northeast military housing projects both commenced operations in the fourth quarter of 2004; and the Fort Bliss/White Sands Missile Range military housing project commenced operations in the third quarter of 2005.  These military housing projects contributed $29.1 million and $61.3 million of revenue in the three and nine months ended September 30, 2005, respectively.

•    In November 2004, we entered into a $150 million three-year unsecured revolving credit facility with a consortium of banks. During the first, second and third quarters of 2005, the credit facility has been used to fund student housing acquisitions.

The results of operations presented below reflect the results of operations of The GMH Predecessor Entities for the three and nine months ended September 30, 2004, and our results of operations for the three and nine months ended September 30, 2005.

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

	Three Months Ended September 30,
	2005 (Company)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$35,369	$—	$60	$35,429	$6,683	$—	$70	$6,753
Expense reimbursements:
Related party	—	20,722	22	20,744	367	7,697	638	8,702
Third party	1,299	—	—	1,299	1,906	—	—	1,906
Management fees:
Related party	—	1,838	—	1,838	348	619	—	967
Third party	1,364	—	—	1,364	752	—	—	752
Other fee income-related party	625	6,556	—	7,181	—	2,115	—	2,115
Other income	34	45	2	81	14	24	103	141
Total revenue	38,691	29,161	84	67,936	10,070	10,455	811	21,336
Operating Expenses:
Property operating expenses	16,058	1,248	—	17,306	4,773	1,035	—	5,808
Reimbursed expenses	1,299	20,722	22	22,043	2,273	7,697	638	10,608
Real estate taxes	3,428	—	—	3,428	490	—	—	490
Administrative expenses	—	—	2,983	2,983	—	—	2,172	2,172
Profits interest expense	—	—	—	—	—	—	33,180	33,180
Depreciation and amortization	7,617	—	102	7,719	1,526	10	234	1,770
Interest	8,707	—	274	8,981	1,627	—	95	1,722
Total operating expenses	37,109	21,970	3,381	62,460	10,689	8,742	36,319	55,750
Income (loss) before minority interest and income taxes	1,582	7,191	(3,297)	5,476	(619)	1,713	(35,508)	(34,414)
Minority interest	864	3,502	(1,608)	2,758	—	—	—	—
Income (loss) before income taxes	718	3,689	(1,689)	2,718	(619)	1,713	(35,508)	(34,414)
Income taxes	55	921	—	976	—	—	—	—
Net income (loss)	$663	$2,768	$(1,689)	$1,742	$(619)	$1,713	$(35,508)	$(34,414)

Student Housing

Revenue. Of the 52 student housing properties owned as of September 30, 2005, we acquired 30 of the properties during the six months ended December 31, 2004, eight properties during the three months ended March 31, 2005, eight properties during the three months ended June 30, 2005 and the remaining six properties during the three months ended September 30, 2005. Rent and other property income from these 52 properties totaled $35.3 million for the three months ended September 30, 2005.

Expense reimbursements from related parties totaled $0.4 million in 2004. There was not a corresponding amount in 2005 because we acquired two student housing properties to which the expense reimbursements related in March 2005.  In addition, we ceased managing one additional student housing property to which the expense reimbursements related in March 2005 because it was sold to a third party.

Expense reimbursements from third parties decreased to $1.3 million in 2005 from $1.9 million in 2004 primarily due to our ceasing to provide services to five third-party owned student housing properties following the sale of the properties. We expect expense reimbursements, which relate to properties we manage but do not own, to become less significant as a percentage of our overall revenue as rental revenue earned from the properties that we do own continues to increase.

Management fee income from related parties was $0.3 million in 2004. There was not a corresponding amount in 2005 because we acquired two student housing properties from related parties in March 2005 that we managed prior to purchase.  In addition, in March 2005 we ceased providing management services relating to an additional student housing property owned by a related party due to the sale of the property.

Management fee income from third parties increased to $1.4 million in 2005 from $0.8 million in 2004, primarily as a result of our recovery and ability to recognize a management fee of $0.8 million in 2005 that we were previously unable to recognize due to the fee being deemed uncollectible. This fee was offset by a $0.2 million decrease in management fees as a result of our ceasing to provide management services to five student housing properties owned by third parties due to the sale of the properties by the third parties. For the remainder of 2005, we expect management fees to contribute less significantly to total revenues given the expected growth in rental revenue from the operations of properties we own.

Other fee income from related parties totaled $0.6 million in 2005 as a result of fees earned from providing development and management services to a joint venture formed during the third quarter of 2005 with an institutional investor to develop and construct two student housing properties.  We expect these fees to decrease to approximately $0.3 million in the fourth quarter because of expected decrease in the amount of development and management services to be provided in the fourth quarter.

Expenses.  Property operating expenses increased to $16.0 million in 2005 from $4.8 million in 2004, primarily due to expenses attributable to the 52 properties acquired from July 2004 through September 2005.  We expect property operating expenses to increase significantly in the future as we acquire additional properties.

Reimbursed expenses decreased to $1.3 million in 2005 from $2.3 million in 2004, primarily due to our acquisition of the two student housing properties from related parties in March 2005 that we managed prior to our purchase.  In addition, we ceased providing management services relating to five additional student housing properties owned by third parties due to the sale of the properties by the third parties.

Real estate taxes increased to $3.4 million in 2005 from $0.5 million in 2004 due to the acquisition of 52 properties from July 2004 through September 2005. We expect real estate taxes to increase significantly in the future as we acquire additional properties.

Depreciation and amortization increased to $7.6 million in 2005 from $1.5 million in 2004 as a result of acquiring 52 properties for an aggregate acquisition cost of $1,078.0 million from July 2004 through September 2005. The $7.6 million in 2005 is comprised of $5.9 million of depreciation and $1.7 million of lease intangible amortization.  We expect depreciation and amortization to increase significantly in the future as we acquire additional properties.

Interest expense increased to $8.7 million in 2005 from $1.6 million in 2004 as a result of incurring debt, including placement of new mortgage debt and the assumption of existing mortgage debt and borrowings under our line of credit, in connection with the acquisition of 52 properties from July 2004 through September 2005.   During the three months ended September 30, 2005, we placed $72.6 million of new mortgage debt and assumed $6.6 million of existing mortgage debt. We expect interest expense to increase in the future as we incur additional debt to fund acquisitions and as interest rates rise.

Income taxes of less than $0.1 million in 2005 related to taxable income in the Company’s taxable REIT subsidiary.  There were no taxable REIT subsidiaries during the comparable period in 2004.

Military Housing

Revenue. Expense reimbursements totaled $20.7 million in 2005 compared to $7.7 million in 2004. Of the 2005 amount, $1.9 million related to the Fort Stewart and Hunter Army Airfield project and $2.3 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.1 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.8 million related to the Walter Reed Army Medical Center and Fort Detrick project, which commenced operations in the third quarter of 2004; $1.8 million related to the Fort Eustis/Fort Story project and $10.4 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $3.4 million related to the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.  Of the 2004 amount, $5.7 million related to the Fort Carson project, $0.9 million related to the Fort Stewart and Hunter Army Airfield project, $0.1 million related to the Fort Hamilton project, $0.6 million related to the Walter Reed Army Medical Center and Fort Detrick project and $0.4 million related to costs incurred in the development of CDMP for the Fort Eustis/Fort Story project.

Management fees from related parties totaled $1.8 million in 2005 compared to $0.6 million in 2004.  Of the 2005 amount, $0.2 million related to the Fort Stewart and Hunter Army Airfield project and $0.3 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.1 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.1 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in the third quarter of 2004; $0.1 million related to the Fort Eustis/Fort Story project and $0.8 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $0.2 million related to the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005. Of the 2004 amount $0.2 million related to the Fort Stewart and Hunter Army Airfield project, $0.3 million related to the Fort Carson project and $0.1 million related to the Fort Hamilton, Walter Reed Army Medical Center and Fort Detrick projects.

Other fee income totaled $6.6 million in 2005 compared to $2.1 million in 2004. Of the 2005 amount, $4.7 million related to development and construction/renovation fees, $0.9 million related to business development fees, and $1.0 million related to preferred returns on the military housing investments. Of the $4.7 million development and construction/renovation fees, $1.0 million related to the Fort Stewart and Hunter Army Airfield project, which commenced operations in the fourth quarter of 2003; $0.2 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.4 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in the third quarter of 2004; $0.3 million related to the Fort Eustis/Fort Story project and $1.7 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $1.1 million related to the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005. Of the $1.0 million of preferred returns, $0.2 million related to the Navy Northeast investment and $0.8 million related to the Fort Carson investment.  The 2004 amount consisted of $1.8 million of development and construction/renovation fees and $0.3 million of business development fees. Of the development and construction/renovation fees, $0.7 million related to the Fort Stewart and Hunter Army Airfield project, $0.3 million related to the Fort Carson project, $0.1 million related to the Fort Hamilton project and $0.7 million related to the Walter Reed Army Medical Center and Fort Detrick.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business. These costs increased to $1.2 million in 2005 from $1.0 million in 2004, primarily due to costs associated with operating the Fort Eustis/Fort Story project and the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004 and the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.

Reimbursed expenses increased to $20.7 million in 2005 from $7.7 million in 2004 primarily due to increases in payroll and renovation expenses related to the seven military housing projects in operation as of September 30, 2005 and closing costs and transition expenses for the Fort Bliss/White Sands Missile Range project.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portion of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, decreased to $0.1 million in 2005 from $0.7 million in 2004.  The decrease is a result of increased expense reimbursements in 2004 related to our initial public offering.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, increased to $3.0 million in 2005 from $2.2 million in 2004 primarily due to increased staffing and additional costs incurred in connection with becoming a public company and growth in our operating segments.

Depreciation and amortization, relating primarily to our corporate headquarters and related mortgage, decreased slightly to $0.1 million in 2005 from $0.2 million in 2004 primarily due to the sale and transfer of an interest in a corporate aircraft in February 2005.

Interest expense increased to $0.3 million in 2005 from $0.1 million in 2004 primarily due to an increase in the interest rate on our corporate headquarters loan.

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

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
	2005 (Company)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$90,851	$—	$182	$91,033	$6,683	$—	$340	$7,023
Expense reimbursements:
Related party	186	42,057	232	42,475	1,089	14,845	735	16,669
Third party	3,876	—	—	3,876	5,475	—	—	5,475
Management fees:
Related party	197	5,153	—	5,350	1,163	1,520	—	2,683
Third party	3,015	—	—	3,015	3,430	—	—	3,430
Other fee income-related party	664	14,067	31	14,762	—	4,174	—	4,174
Other income	109	69	70	248	58	70	365	493
Total revenue	98,898	61,346	515	160,759	17,898	20,609	1,440	39,947
Operating Expenses:
Property operating expenses	35,813	4,087	—	39,900	6,683	3,168	—	9,851
Reimbursed expenses	4,062	42,057	232	46,351	6,564	14,845	735	22,144
Real estate taxes	8,003	—	—	8,003	490	—	—	490
Administrative expenses	—	—	8,657	8,657	—	—	4,488	4,488
Profits interest expense	—	—	—	—	—	—	33,180	33,180
Depreciation and amortization	22,154	—	409	22,563	1,537	18	633	2,188
Interest	20,489	—	739	21,228	1,627	—	253	1,880
Total operating expenses	90,521	46,144	10,037	146,702	16,901	18,031	39,289	74,221
Income (loss) before minority interest and income taxes	8,377	15,202	(9,522)	14,057	997	2,578	(37,849)	(34,274)
Minority interest	4,184	7,593	(4,756)	7,021	—	—	—	—
Income (loss) before income taxes	4,193	7,609	(4,766)	7,036	997	2,578	(37,849)	(34,274)
Income taxes	100	1,814	—	1,914	—	—	—	—
Net income (loss)	$4,093	$5,795	$(4,766)	$5,122	$997	$2,578	$(37,849)	$(34,274)

Student Housing

Revenue. Of the 52 properties owned as of September 30, 2005, we acquired 30 of the student housing properties during 2004 and the remaining 22 properties during the nine months ended September 30, 2005. Rent from these 52 properties totaled $90.9 million for the nine months ended September 30, 2005.

Expense reimbursements from related parties decreased to $0.2 million in 2005 from $1.1 million in 2004, primarily due to our acquisition of two student housing properties from related parties in March 2005, which we managed prior to purchase.  In addition, we ceased managing one student housing property owned by a related party in March 2005 because it was sold to a third party.

Expense reimbursements from third parties decreased to $3.9 million in 2005 from $5.5 million in 2004, primarily due to our ceasing to provide services to five student housing properties in 2005 owned by third parties upon the sale of the properties.  We expect expense reimbursements, which relate to properties we manage but do not own, to become less significant as a percentage of overall revenue as rental revenue earned from the properties that we do own continues to increase.

Management fee income from related parties decreased to $0.2 million in 2005 from $1.2 million in 2004. The decrease in management fee income was primarily due to our acquisition of two student housing properties from related parties in March 2005 that we managed prior to purchase.  In addition, in March 2005 we ceased providing management services relating to an additional student housing property owned by a related party upon the sale of the property.

Management fee income from third parties decreased to $3.0 million in 2005 from $3.4 million in 2004, primarily due to our ceasing to manage five student housing properties owned by third parties upon the sale of the properties which was partially offset by an increase of $0.8 million related to our recognition of a management fee in 2005 that had not been previously recognized because it was deemed to be uncollectible.  For the remainder of 2005, we expect management fees to contribute less significantly as a percentage of overall revenue given the expected growth in rental revenue from the operations of properties we own.

Other fee income from related parties totaled $0.6 million in 2005 as a result of fees earned from providing development and management services to our joint venture with an institutional investor to finance the development and construction of two student housing properties.  We expect these fees to decrease to approximately $0.3 million in the fourth quarter because of expected decrease in the amount of development and management services to be provided in the fourth quarter.

Expenses.  Property operating expenses increased to $35.8 million in 2005 from $6.7 million in 2004, primarily due to expenses attributable to the 52 properties acquired from July 2004 through September 2005.  We expect expenses to increase significantly in the future as we acquire additional properties.

Reimbursed expenses decreased to $4.1 million in 2005 from $6.6 million in 2004, primarily due to our acquisition of the two student housing properties from related parties in March 2005 that we managed prior to our purchase.  In addition, during the nine months ended September 30, 2005, we ceased providing management services relating to five student housing properties owned by third parties and a student housing property owned by a related party upon the sale of the properties.

Real estate taxes increased to $8.0 million in 2005 from $0.5 million in 2004 due to the acquisition of 52 properties from July 2004 through September 2005. We expect real estate taxes to increase significantly in the future as we acquire additional properties.

Depreciation and amortization increased to $22.2 million in 2005 from $1.5 million in 2004 as a result of acquiring 52 properties for an aggregate acquisition cost of $1,078.0 million from July 2004 through September 2005. The $22.2 million in 2005 is comprised of $15.2 million of depreciation and $7.0 million of lease intangible amortization. We expect depreciation and amortization to increase significantly in the future as we acquire additional properties.

Interest expense increased to $20.5 million in 2005 from $1.6 million in 2004 as a result of incurring debt, including placement of new mortgage debt and the assumption of existing mortgage debt, and borrowings under our line of credit, in connection with the acquisition of 52 properties from July 2004 through September 2005. During the nine months ended September 30, 2005, we placed $202.0 million of new mortgage debt, assumed $83.3 million of existing mortgage debt, and borrowed $244.0 million and repaid $107.0 million under our line of credit.  We expect interest expense to increase in the future as we incur additional debt to fund acquisitions and as interest rates rise.

Income taxes amounted to $0.1 million in 2005 as a result of taxable income in our taxable REIT subsidiary. There were no taxable REIT subsidiaries during the comparable period in 2004.

Military Housing

Revenue. Expense reimbursements totaled $42.0 million in 2005 compared to $14.8 million in 2004. Of the 2005 amount, $7.9 million related to the Fort Stewart and Hunter Army Airfield project and $7.3 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.4 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $1.3 million related to the Walter Reed Army Medical Center and Fort Detrick project, which commenced operations in the third quarter of 2004; $3.2 million related to the Fort Eustis/Fort Story project; and $18.5 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $3.4 million related to the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005. Of the 2004 amount, $2.0 million related to the Fort Stewart and Hunter Army Airfield project, $10.5 million related to the Fort Carson project, $0.7 million related to the Fort Hamilton project, $0.6 million related to the Walter Reed Army Medical Center and Fort Detrick project and $1.0 million related to reimbursement of costs incurred in the development of the CDMP for the Fort Hamilton Project, Walter Reed Army Medical Center/Fort Detrick project and the Fort Eustis/Fort Story project.

Management fees from related parties totaled $5.2 million in 2005 compared to $1.5 million in 2004.  Of the 2005 amount, $0.7 million related to the Fort Stewart and Hunter Army Airfield project and $1.1 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.2 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.2 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in the third quarter of 2004; $0.4 million related to the Fort Eustis/Fort Story project and $2.4 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $0.2 million related to the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.  Of the 2004 amount, $0.7 million related to the Fort Stewart and Hunter Army Airfield project, $0.7 million related to the Fort Carson project and $0.1 million related to the Fort Hamilton project and the Walter Reed Army Medical Center and Fort Detrick project.

Other fee income totaled $14.1 million in 2005 compared to $4.2 million in 2004. Of the 2005 amount, $9.7 million related to development and construction/renovation fees earned from related parties, $2.5 million related to business development fees, and $1.9 million related to preferred returns on the military housing investments. Of the $9.7 million of development and construction/renovation fees, $3.1 million related to the Fort Stewart and Hunter Army Airfield project, which commenced operations in the fourth quarter of 2003; $0.7 million related to the Fort Hamilton project, which commenced operations in June 2004; $0.9 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in July 2004; $0.5 million related to the Fort Eustis/Fort Story project and $3.4 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $1.1 million related to the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.  Of the $1.9 million of preferred returns in 2005, $0.6 million related to the Navy Northeast investment and $1.3 million related to the Fort Carson investment. The 2004 amount consisted of $3.2 million of development and construction/renovation fees and $1.0 million of business development fees. Of the development and construction/renovation fees, $1.5 million related to the Fort Stewart and Hunter Army Airfield project, $0.5 million related to the Fort Carson project, $0.5 million related to the Fort Hamilton project and $0.7 million related to the Walter Reed Army Medical Center and

Fort Detrick project.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business. These costs increased to $4.1 million in 2005 from $3.2 million in 2004 primarily due to costs associated with operating the Fort Eustis/Fort Story project and the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.

Reimbursed expenses increased to $42.0 million in 2005 from $14.8 million in 2004 primarily due to payroll and renovation expenses related to the seven military housing projects in operation as of September 30, 2005; closing costs and transition expenses for the Fort Hamilton, Walter Reed, Fort Detrick, Fort Eustis/Fort Story, Navy Northeast and Fort Bliss/White Sands projects; and expenses relating to the Fort Carson project’s management contracts.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portions of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, decreased to $0.4 million in 2005 from $1.1 million in 2004 primarily as a result of reimbursed expenses in 2004 related to our initial public offering.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, and corporate aircraft, increased to $8.7 million in 2005 from $4.4 million in 2004 primarily due to increased staffing and additional costs incurred in connection with becoming a public company and growth in our operating segments.

Depreciation, relating primarily to our corporate headquarters, decreased to $0.4 million in 2005 from $0.6 million in 2004 primarily due to the sale and transfer of an interest in a corporate aircraft in February 2005.

Interest expense increased to $0.7 million in 2005 from $0.3 million in 2004 primarily due to an increase in the interest rate on our corporate headquarters loan and the corporate aircraft loan.

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

Our existing working capital and cash provided by operations, together with amounts available to us under our $150.0 million revolving credit facility are expected to be sufficient to meet our short-term liquidity requirements.   Availability under the credit facility as of September 30, 2005 was limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool as of the end of the previous quarter (which in no event may contain fewer than five student housing properties) and 50% of the annualized value of our cash flow from our management, development and construction/renovation fees in connection with our military housing projects and from management of our student housing properties in the previous quarter.  As of September 30, 2005, we had $137.0 million in outstanding borrowings under our credit facility, and an additional $13.0 million was available for draw under the facility. Subsequent to the end of the third quarter, and upon completion of our recent follow-on offering in early October 2005, we used $122.0 million in net proceeds from the offering to repay outstanding borrowings under the facility.

The credit facility was obtained by our Operating Partnership in November 2004, and the Trust serves as guarantor for the credit facility. Prior to an amendment to our credit facility that was effective as of August 9, 2005, advances under the credit facility bore interest, at the election of the borrower, at a Eurodollar rate based on LIBOR or a base rate based on the prime rate announced by

Bank of America, N.A., as the administrative agent of the facility, plus an “Applicable Rate,” ranging from 1.50% to 2.00% for Eurodollar rate loans or 0.625% to 1.375% for base rate loans. The Applicable Rate is determined by the ratio of all liabilities to our total asset value, as defined in the credit facility. The credit facility also requires that we maintain certain corporate level financial covenants.

Effective as of August 9, 2005, we executed a Second Amendment and Waiver to Credit Agreement (“Amendment”), pursuant to which, among other things, the interest rates applicable to borrowings were modified to 1.625% to 2.375% for Eurodollar rate loans and 0.75% to 1.75% for prime rate loans. The credit facility also requires that we maintain certain corporate level financial covenants. Under the Amendment, the calculation of the borrowing base was revised to include cash flow from the military housing construction and development fees and to increase the total cash flow attributable to annualized fees from the management, construction and development of the military housing projects and student housing properties from 35% to 50%.  In addition, the Amendment provided a formal waiver from the lenders with respect to the Company’s noncompliance with the leverage ratio requirement under the facility as of June 30, 2005, and modified the calculation of the leverage ratio and increased the maximum leverage ratio from 60% to 65% through December 31, 2005.  At the end of the first quarter of 2006, the maximum leverage ratio will revert to 60%.

We elected to be treated as a REIT for federal income tax purposes in connection with the filing of our tax return relating to the fiscal year ended December 31, 2004. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis. Therefore, except as discussed below, as a general matter, a substantial portion of cash generated by our operations will be used to fund distributions to shareholders and holders of limited partnership interests in our Operating Partnership, and will not be available to satisfy our liquidity needs.

Future dividends and distributions will be declared at the discretion of our board of trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our board of trustees deems relevant. We expect that during the remainder of 2005, our cash flow from operations will be insufficient to fund our anticipated dividend distributions. Therefore, we expect to rely on amounts available under our credit facility or through other third party debt financing in order to fund these distributions and other capital needs.  In addition, our board of trustees may choose to pay a lower distribution in the event we are unable to obtain such financing. Any indebtedness we incur will increase our leverage and decrease our ability to borrow money for other needs, such as for the acquisition or development of additional student housing properties or investments relating to additional military housing projects.

As of September 30, 2005, 45 of our student housing properties, our corporate headquarters, and other assets were encumbered by notes payable aggregating $629.2 million and secured by first liens on the individual assets with an aggregate cost basis of approximately $914.5 million before accumulated depreciation.  Our notes payable have a weighted-average interest rate of 4.98% and mature at various dates between November 2005 and June 2024 and require monthly payments of principal and interest or monthly payments of interest only. The table below sets forth, for the five succeeding years and thereafter, the aggregate annual principal payments of our notes payable and credit facility (in thousands):

2005	$7,043
2006	5,188
2007	224,960
2008	4,708
2009	34,076
2010	65,954
2011 and thereafter	424,242
$766,171

With regard to our military housing projects, we made a $10.6 million equity contribution in November 2004 relating to our Navy Northeast project and have contractually committed to contribute an aggregate of $2.0 million in 2006 to our Fort Hamilton project, $5.9 million in 2007 to our Walter Reed Army Medical Center/Fort Detrick project, $3.6 million in 2010 for our Fort Eustis/Fort Story project, $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project, and $6.3 million in 2011 for our Fort Bliss/White Sands project. These equity contributions help to fund the development, construction and renovation of housing units at these bases during their respective initial development periods.

Typically, we are reimbursed for certain payroll expenses relating to the student housing properties we manage for third parties, for certain costs we incur after we are awarded a military housing project until we enter into agreements for the project and for transition costs we incur shortly before initiation of our management of a military housing project. However, we are required to fund these costs prior to the time we receive the reimbursements. Typically, Army and Navy projects require approximately $1.0 million to $7.0 million in costs associated with transition and exclusive negotiations, depending on the size of the project. The expenditures typically begin 12 months prior to closing of the award of the military housing project. Accordingly, these timing differences add to our short-term liquidity needs.

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

With regard to our currently owned student housing properties, we do not have any short-term capital commitments; however, we will require funds in connection with our anticipated acquisitions of additional student housing properties.  As of October 31, 2005, we had agreements to acquire three student housing properties and one land parcel for development, and non-binding letters of intent to acquire six student housing properties and one land parcel for development.  We will be continuing our due diligence process with respect to these transactions during the remainder of 2005, as well as continuing to review potential transactions covering additional student housing properties that are located in the Company’s targeted markets and that meet management’s underwriting criteria for creating long-term growth potential.  The timing of any of these acquisitions will be dependent upon various factors, including the ability to complete satisfactory due diligence, obtain appropriate financing on the properties and the availability of capital. We intend to fund the equity portion of the purchase price for these additional student housing properties by using funds from our credit facility or from available cash from operations. In addition, we may leverage our existing student housing properties in order to have cash available to fund the purchase price of additional student housing properties.

Depending upon the size of the Company’s student housing acquisition pipeline and the timing of closings on our properties under contract and non-binding letter of intent, the amount of cash required to fund planned student housing acquisitions during the next twelve months may exceed the maximum capacity available under our existing credit facility. We also may pursue additional financing as opportunities arise.  Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities.  While we believe we will be able to obtain such funds, these funds may not be available on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreement governing our revolving credit facility.  These financings could increase our level of indebtedness or result in dilution to our equity holders.

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

Item 3.                                   Quantitative and Qualitative Disclosure About Market Risk

Given current market conditions, our strategy favors fixed-rate, secured debt over variable-rate debt to minimize our exposure to increases in interest rates. As of September 30, 2005, 72% of the outstanding principal amount of our notes payable secured by properties we owned as of such date had fixed interest rates with a weighted-average rate of 4.86%. The remaining 28% of outstanding principal amount of our notes payable and line of credit, as of September 30, 2005, had variable interest rates primarily equal to LIBOR plus 1.75% to 2.25%.

Based on our variable rate debt balance as of September 30, 2005, if interest rates were to increase by 1.0%, our interest expense would increase by approximately $2.1 million on an annual basis.

As of September 30, 2005, we had $137.0 million in funds drawn from our credit facility, bearing a weighted-average interest rate of 5.90%.  In October 2005, we repaid $122.0 million of such outstanding balance on our credit facility using proceeds from our public offering of common shares that was completed on October 4, 2005.

Item 4.                                   Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of

1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely discussions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Entry Into a Material Definitive Agreement

On November 11, 2005, the Company executed an amendment to its Full Service Lease, dated as of November 2, 2004, between 353 Associates, L.P. (the “Landlord”) and GMH Capital Partners Commercial Realty Services, LP, GMH Capital Partners Asset Services, LP, GMH Philadelphia Barrage, LLC, GMH Construction Company, Inc. and GMH Associates, Inc (collectively, the “Tenants”), which covers the leasing of a portion of the Company’s corporate headquarters to the Tenants (see Note 1 to the financial statements included in this report).  353 Associates, L.P. is a wholly-owned subsidiary of the Operating Partnership, and each of the tenants is an entity wholly-owned by Gary M. Holloway, Sr.  Pursuant to the amendment, GMH Capital Partners Commercial Realty Services, LP will manage the provision of cleaning services for the entire corporate headquarters building in exchange for a monthly credit of $3,023.26 against monthly installments of rent of $16,004.16. In addition, under the terms of the amendment, GMH Capital Partners Commercial Realty Services, LP will manage the build-out of a portion of the first floor of the building for additional office space and will receive a construction oversight fee equal to $15,000 in consideration for the provision of such construction oversight services.  This construction oversight fee is to be paid upon substantial completion of the build-out in the form of a credit against monthly installments of rent. A copy of the amendment to the Full Service Lease is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q for the period ended September 30, 2005.  The form of amendment was approved by the Audit Committee of the Company’s Board of Trustees, in accordance with the Company’s Code of Business Conduct and Ethics.

Item 6.	Exhibits

Exhibit	Description of Document
10.1

Aircraft Lease Agreement, effective as of August 11, 2005, by and among Corporate Flight Services, LLC, College Park Management, LLC, GMH Military Housing Management, LLC and GMH Communities, LP (filed herewith).

10.2

Second Amendment and Waiver to Credit Agreement, dated August 10, 2005, by and among GMH Communities, LP, GMH Communities Trust (“Trust”), each subsidiary of the Trust that becomes a borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the following lenders: Eurohypo AG, New York Branch, JPMorgan Chase Bank, Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, Morgan Stanley Bank, and Bank Midwest. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 12, 2005).

10.3

Full Service Lease, dated November 2, 2004, by and among 353 Associates; GMH Capital Partners Commercial Realty Services, LP; GMH Capital Partners Asset Services, LP; GMH Philadelphia Barrage, LLC; GMH Construction Company, Inc. and GMH Associates, Inc. (filed herewith).

10.4

First Amendment to Lease, effective as of November 1, 2005, by and among 353 Associates, L.P., GMH Capital Partners Commercial Realty Services, LP, GMH Capital Partners Asset Services, LP, GMH Philadelphia Barrage, LLC, GMH Construction Company, Inc. and GMH Associates, Inc. (filed herewith).

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

GMH COMMUNITIES TRUST

Date: November 14, 2005	/s/ Gary M. Holloway, Sr.
Gary M. Holloway, Sr.
President and Chief Executive Officer

/s/ Bradley W. Harris
Bradley W. Harris
Senior Vice President
and Chief Financial Officer