Form 10-K
period 2005-12-31
GMH Communities Trust
filed 2006-07-31
CIK 1293200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

None
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐           Accelerated filer    ☒            Non-accelerated filer    ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2005), was $534,239,637.

        The number of common shares of beneficial interest of the registrant outstanding as of July 24, 2006 was 41,566,198 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

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

  •
  our ability to successfully implement remedial measures that will effectively address material weaknesses and significant deficiencies that have been identified with respect to our disclosure controls and internal controls over financial reporting; and

  •
  the impact of technology on our properties, operations and business.

        The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our management's current expectations include, but are not limited to:

  •
  the factors referenced in the sections of this report titled "Our Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations;"

  •
  changes in our business strategy, including acquisition and development activities;

  •
  availability, terms and deployment of capital, including equity and debt financing;

  •
  availability of qualified and/or sufficient personnel, including, but not limited, within our accounting staff;

  •
  failure to effectively remediate existing material weaknesses and significant deficiencies in our disclosure controls and internal controls over financial reporting, including through the implementation of such measures as discussed in the section of this report titled "Controls and Procedures" under Part II, Item 9A of this report, or failure to identify additional material weaknesses and significant deficiencies in our disclosure controls and internal controls over financial reporting that could occur in the future;

ii

  •
  the adverse effects of pending litigation or any investigation of the Company by the United States Securities and Exchange Commission, or SEC;

  •
  unanticipated costs associated with the acquisition and integration of our student housing property acquisitions and development projects, and military housing privatization projects;

  •
  the effects of military base realignment and closures, or deployments, on installations covered by our military housing privatization projects;

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

iii

PART I

Item 1.    Business

        GMH Communities Trust commenced operations on November 2, 2004, upon completion of its initial public offering and the simultaneous acquisition of the sole general partnership interest in GMH Communities, LP, referred to throughout this report as our operating partnership. The historical operations prior to completion of our initial public offering that are described in this prospectus refer to the operations of College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P., and Corporate Flight Services, LLC, which are collectively referred to, together with our operating partnership, as The GMH Predecessor Entities or our predecessor entities.

        In connection with our formation transactions completed prior to and simultaneously with completion of our initial public offering, the interests in The GMH Predecessor Entities were contributed to our operating partnership as described in Note 1 of the financial statements included in this report. We have described our operations in this report as if the historical operations of our predecessor entities were conducted by us for the full fiscal year ended December 31, 2004.

Our Company

        We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. Through our operating partnership, we own and operate our student housing properties and own minority equity interests in joint ventures that own our military housing privatization projects. Through taxable REIT subsidiaries, we provide development, construction, renovation and management services for our military housing privatization projects and property management services for student housing properties owned by others. In addition, through our operating partnership, we provide consulting services with respect to the management of certain student housing properties owned by others, including, colleges, universities, and other private owners. We are one of the leading providers of housing, lifestyle and community solutions for students and members of the U.S. military and their families.

        As of December 31, 2005, we owned or had ownership interests in 54 student housing properties, containing a total of 10,236 units and 33,340 beds, one undeveloped parcel of land and three partially developed parcels of land. We also managed or provided consulting services for 18 student housing properties owned by others as of December 31, 2005, containing a total of 4,222 units and 13,365 beds, including 455 units and 1,938 beds that are currently under construction. Additionally, as of December 31, 2005, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries, operated seven military housing privatization projects, and had an additional project under exclusive negotiation, comprising an aggregate of 16,745 end-state housing units on 19 military bases. End-state housing units are the housing units, including units subject to new construction and existing units, whether or not subject to renovation, that are approved for completion and management by the end of the initial development period for the project. On May 1, 2006, we officially closed on the award of the project that was under exclusive negotiation, comprising 887 end-state housing units located on the base of Fort Gordon near Augusta, Georgia, and we acquired an ownership interest in the Army's Carlisle Barracks and Picatinny Arsenal project and assumed management and maintenance services for this project, which covers 348 end-state units. As of July 21, 2006, financing was secured for the Carlisle/Picatinny project, and construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities. In addition, we are currently in the solicitation process with the Air Force for a military housing privatization project that is expected to cover four bases and 2,875 end-state housing units.

        GMH Communities Trust was formed in May 2004 to continue and expand upon the student and military housing businesses of our predecessor entities and other affiliated entities, collectively referred to as GMH Associates. GMH Associates was founded in 1985 principally to acquire, develop and manage commercial and residential real estate, focusing on student housing. Since 1999, GMH Associates also competed for the award of contracts to develop, construct, renovate and manage housing units for members of the U.S. military and their families, referred to as military housing privatization projects.

        We seek to capitalize on the highly fragmented student housing market at colleges and universities and the related need for quality and affordable off-campus, privately owned student housing. Focusing on this opportunity, we have, and prior to our formation, GMH Associates had, acquired or entered into joint ventures that acquired student housing properties strategically located near college or university campuses. In addition, we have continued to expand upon the military housing business developed by GMH Associates and to seek the award of additional military housing privatization projects granted by the Department of Defense, or DoD, under the 1996 National Defense Authorization Act. Since 1996, according to statistics released by the DoD as of June 5, 2006, the U.S. military has awarded to private companies long-term agreements and rights to exclusively negotiate agreements with the U.S. military for 73 domestic projects, and has identified another 37 domestic projects for which it will seek to award privatization projects. Our management team has won over 30% of the privatization projects on which it has bid (including those projects for which exclusive negotiations have been awarded) and GMH Communities Trust is currently developing and managing more individual bases than any of its competitors.

        We elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2004, and intend to continue to qualify as a REIT. We perform certain management and other services relating to student and military housing, which if performed directly by a REIT could adversely affect its qualification as a REIT, through taxable REIT subsidiaries, GMH Military Housing, LLC and College Park Management TRS, Inc. A "taxable REIT subsidiary" is a corporation in which a REIT directly or indirectly holds shares and which makes a joint election with the REIT to be treated as a taxable REIT subsidiary of the REIT. Taxable REIT subsidiaries are generally subject to federal income taxation in the same manner as regular corporations and not as REITs. The extent to which a REIT can conduct its operations through a taxable REIT subsidiary is limited by provisions of the Code, which require that (i) dividends from a taxable REIT subsidiary, together with other nonqualifying gross income of the REIT, constitute not more than 25% of the REIT's gross income in any taxable year and (ii) securities issued by taxable REIT subsidiaries represent not more than 20% of the value of the REIT's total assets as of the close of any quarter of a taxable year of the REIT.

        Our Internet address is www.gmhcommunities.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S Securities and Exchange Commission, or SEC. Our Internet web site and the information contained therein or connected thereto do not constitute a part of this Annual Report on Form 10-K.

Our Recent Activities

        Since the completion of our formation transactions in connection with our initial public offering that was completed on November 2, 2004, we have had substantial growth activities in both our student and military housing segments.

Student Housing

        During 2005, we acquired 24 properties totaling 4,753 units and 14,302 beds, and three undeveloped parcels of land, for an aggregate purchase price of $548.5 million. These properties were primarily financed through the placement or assumption of an aggregate of $329.8 million in mortgage debt and the placement of $21.3 million in mortgage debt on a previously unencumbered property that was acquired in 2004, as well as from available cash from operations and draws upon our line of credit. As of December 31, 2005, including the acquisitions that we completed in connection with our formation transactions and initial public offering, we had acquired 54 student housing properties totaling 33,340 beds, and four undeveloped parcels of land for development as student housing properties, for an aggregate purchase price of $1,181.6 million, including an aggregate of $402.2 million in new mortgage debt placed on these properties and the assumption of $298.4 million in existing mortgage debt on these properties. We also began development of Phase II of Campus Ridge Apartments in Johnson City, Tennessee on one of the undeveloped parcels of land acquired during 2005. The estimated costs for the development and construction of this property are $10.4 million, of which $7.8 million will be financed through a construction loan. In addition, we refinanced variable-rate mortgage debt secured by seven of our student housing properties, resulting in the repayment of approximately $21.2 million of the total $113.8 million of mortgage debt outstanding on these properties, with $92.6 million of fixed-rate mortgage debt with interest rates ranging from 4.24% to 4.7% and maturity terms ranging from five to seven years.

        We also have entered into a joint venture with an institutional partner to develop and construct two student housing properties, one of which is located in Orono, Maine and the other in Bowling Green, Ohio, with estimated aggregate costs for acquiring the properties and development and construction of approximately $43.5 million. Under the terms of this venture, our joint venture partner will fund 90% of the $11.5 million in equity expected to be required for the properties, which includes acquisition costs for the properties and a portion of the development and construction costs. We have funded the remaining 10% of this $11.5 million required equity, or approximately $1.2 million. The joint venture has obtained a construction loan for each property that permits draws for up to an aggregate of $32.0 million, or approximately 75% of the total costs for the two student housing properties to be developed. We will manage the properties, including the development, construction and pre-leasing of the properties. We have agreed to fund the cost of construction overruns for these properties, and have entered into guaranteed maximum price contracts with the general contractor for the properties unless such overruns result from change orders from the original construction plan. We have the option to purchase our joint venture partner's interest in the joint venture within one year after completion of the student housing properties, which is expected to be prior to the 2006/2007 academic year. We expect to actively pursue similar joint venture structures with third parties with respect to the acquisition of additional student housing properties, as well as development projects, during 2006.

Military Housing

        Since our initial public offering in late 2004, we have been awarded and entered into final agreements with respect to three military housing privatization projects in operation as of December 31, 2005, in addition to the four military housing privatization projects in which we acquired interests in connection with our formation transactions. Shortly after completion of our initial public offering, we partnered with the U.S. Department of the Navy to design, build, manage and maintain the military family housing at eight Northeast Region naval installations, referred to as our Navy Northeast project. In addition, during the first quarter of 2005, permanent financing for our Fort Eustis/Fort Story project was completed, which project covers two bases located in Virginia involving the new construction and/or major renovation of more than 1,100 end-state housing units. Lastly, in July 2005, we partnered with the Department of the Army to design, build, manage and maintain military housing at Fort Bliss near El Paso, Texas and the White Sands Missile Range near Las Cruces,

New Mexico. The finalized plans for this project include a six-year initial development period with new construction and/or renovations of more than 3,000 end-state housing units.

        In May 2005, we were selected by the U.S. Department of the Army to engage in exclusive negotiations with the Army to be its private sector partner for the design, development, construction/renovation and management of family military housing at Fort Gordon, located near Augusta, Georgia. On May 1, 2006, we officially closed on the award of this project in connection with the execution of definitive agreements relating to the final terms of the project. This 50-year project has a six-year initial development period with new construction and/or renovations on 887 end-state housing units. In addition, we are currently in the solicitation process with the Air Force for a military housing privatization project that is expected to cover four bases and 2,875 end-state housing units.

        In February 2006, we signed an agreement with American Eagle Communities Northeast LLC to acquire its exclusive negotiation rights with respect to the Army's Carlisle Barracks and Picatinny Arsenal project, referred to as the Carlisle/Picatinny project. The agreement allowed us to become the Army's private sector partner for the design, development, construction/renovation and management of family military housing at the Carlisle/Picatinny bases located in Carlisle, Pennsylvania and Dover, New Jersey, respectively. This 50-year project has a five-year initial development period with new construction and/or renovations covering 348 end-state housing units. On May 1, 2006, we acquired an ownership interest in the Carlisle/Picatinny project and began management and maintenance services for this project. As of July 21, 2006, financing was secured for the Carlisle/Picatinny project, and construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities.

Student Housing Business

Overview

        Through its development, redevelopment and strategic acquisitions of student housing properties, directly and indirectly through joint ventures, our management team has led GMH Communities Trust, based upon our internal competitive analysis estimates, to become one of the largest private operators of off-campus housing for college and university students in the U.S.

        We seek to acquire and manage high quality student housing strategically located near college or university campuses and other points of interest, such as restaurants or other nightlife destinations that cater to students. The properties we seek to acquire and manage include town homes, high-rise, mid-rise and garden-style apartment complexes. The amenities we offer residents vary by property, but include many of those commonly sought by students, such as private bedrooms and bathrooms, high quality student furnishings, cable television, wired and wireless high speed Internet access, a washer and dryer in each unit, fitness centers, swimming pools, computer centers, study rooms and game rooms. Additionally, we strive to create attractive environments for our residents by providing, among other things, student housing employees living on-site as well as 24-hour maintenance and emergency services. Although we target student residents, a small percentage of our residents are non-students.

        We believe there are substantial opportunities to acquire and manage off-campus student housing. According to the Rosen Consulting Group, LLC, a California-based real estate and regional economics research and consulting firm that provides expert viewpoints and forecasts on the economy, the capital markets and the real estate markets for banks, insurance companies and real estate investors, the off-campus student housing market contains approximately 5.3 million beds of an estimated 7.5 million total student housing beds. Based on our experience acquiring and operating student housing properties, we estimate that the aggregate value of all student housing properties is approximately $186 billion, based on an assumed average value of $35,000 per bed. We also estimate annual aggregate off-campus student housing rental revenues of approximately $23.6 billion, assuming an average monthly rental rate of $371 per bed. We base these asset value and rental rate assumptions on our own experience acquiring and operating student housing properties. Currently, the student housing market is highly fragmented and primarily served by local property owners. In addition, a significant number of existing student housing properties are obsolete, creating demand by students for high quality housing and premium services. Further, the U.S. Department of Education's National Center for Educational Statistics, or NCES, has projected that total fall enrollment at four-year institutions of higher education in the U.S. will increase 16% from the 16.6 million students that were enrolled in 2002 to 19.5 million students in 2014. This growth in students is projected to impact particular geographic regions of the country disproportionately, highlighting the importance of our acquisition of targeted investment properties in select markets. We further believe that due to budgetary constraints, colleges and universities have not sufficiently expanded, renovated or modernized existing on-campus student housing to meet this increasing demand for student housing. According to the Center for the Study of Education Policy, colleges and universities may be faced with tighter budgets and increasing competition for students, and have less funding available to develop and manage student housing properties themselves.

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

        Based upon NCES data and our internal analysis of the current student housing marketplace, we believe that the student housing industry has been under-managed to date, and that the key factors in the successful execution of our business plan include, among other things, the provision of high quality student housing with a high degree of customer interaction, the implementation of well-managed marketing, leasing, maintenance, retention and collection programs for our properties and the ability to incentivize our management by empowering them to achieve specific objectives.

        We will only consider opportunities for those types of arrangements in the student housing business that are consistent with our ability to maintain our status as a REIT for federal income tax purposes. In order to qualify as a REIT, a specified percentage of our gross income must be derived from certain sources, including rents from real property (and generally excluding income from the operation of non-rental related assets).

Strategy

        From a growth perspective, our strategy in the student housing business is to acquire, own and effectively manage a diverse portfolio of attractive and high quality off-campus student housing properties located near college and university campuses throughout the U.S. We focus on owning and operating primarily garden-style apartment complexes, as well as town homes, and high-rise and mid-rise apartment complexes. Our operational strategy is to manage our own student housing properties, as well as those we manage for colleges, universities and private owners, with a focus on catering to the college and university student, whose needs and lifestyle differ greatly from the needs and lifestyle of a typical apartment resident. We implement these strategies as follows:

        Target select properties/markets.    We seek to acquire and manage high quality student housing strategically located near college or university campuses and other points of interest, such as restaurants or other nightlife destinations that cater to students. We specifically target those acquisition sites that are located near colleges or universities with a student enrollment of at least 5,000, where the college or university is a primary driver of the local economy and where there is a shortage of existing modern student housing. We seek to identify properties in student housing markets with high barriers to entry and provide strong growth opportunities. We typically target sites within approximately two miles of the college or university campus. Our management team has found that most students prefer to live within a narrowly-defined geographic radius around a particular college or university campus because it provides students with the feeling of being a part of the campus community and also shortens students' commutes to and from classes. We also believe that we have identified a trend of students, particularly upperclassmen, wanting to live near entertainment venues near campus, such as restaurants or nightlife destinations. In order to capitalize on this trend, we intend not only to seek to acquire and manage premium student housing properties strategically located near college or university campuses, but also those properties close to other points of interest close to campus.

        We believe that many of the local satellite campuses of large, state-funded colleges and universities have significant growth potential as the main campuses of these institutions, according to NCES data, have begun to cap the number of students accepted. These caps on student enrollment at large, state-funded institutions have also had a positive effect on campus enrollment at competing colleges and universities located near these institutions. For example, the main campus of the University of Texas in Austin, Texas, has experienced and is projected to continue to experience minimal enrollment growth because its current enrollment is at or near its capacity. This has produced opportunities at traditionally smaller campuses such as Sam Houston State University in Huntsville, Texas, where enrollment grew 24.4% from 2000 to 2005, to a total of 15,304 students as of Fall 2005.

        Given our management team's experience in and knowledge of the student housing market, we believe that we have developed a solid foundation upon which to identify, evaluate and acquire high quality properties in the future. We believe that our size and financial strength gives us a competitive advantage over smaller, less established competitors in our target markets. Our management team's identification efforts of prospective properties is enhanced by its affiliations with and active membership in leading university-related organizations such as the National Association of College and University Business Officers, ACUHO, and the National Association of College Personnel Administration. We believe we have the opportunity to acquire additional student housing properties, typically with a combination of cash, common shares and/or units of limited partnership interest in our operating partnership, thereby creating the opportunity for tax-deferred transactions for a seller.

        Deliver full range of high quality product.    We seek to acquire and manage modern, state-of-the-art town homes, high-rise, mid-rise and garden-style apartments that are tailored to the "student lifestyle." The typical design layout of a housing unit consists of one to four bedrooms, with a complementary number of bathrooms, centered around a common area consisting of a living room, a dining area and a kitchen. In addition to functionality and appearance, we have found that students want to be offered a variety of amenities, similar to those found at typical luxury apartment communities. Amenities such as private bedrooms and high quality furnishings, cable television, wired and wireless high-speed Internet access, a washer and dryer in each unit, fitness centers, swimming pools, computer centers, study rooms and game rooms are found in some combination at all of our properties. We also employ student housing personnel that live on-site and provide our residents with 24-hour resident services, including maintenance and emergency services.

        Our message to prospective student residents is that our properties provide a home-like environment with state-of-the-art technological capabilities and amenities and services designed to maximize their college or university experience. In our marketing efforts, we convey the message that living at one of our properties, unlike a typical apartment property, is like becoming a part of a small community within the larger college or university community. To this end, we offer regular "events" at our properties, such as athletic competitions, including volleyball and basketball tournaments, "battle of the bands" nights and non-alcoholic social events. We also offer prospective residents a roommate matching program, where students wishing to find roommates provide us with their background information, including their likes and dislikes, so that our property staff may attempt to match these individuals with compatible roommates.

        Each of our properties is managed, leased and maintained by an experienced staff of on-site employees. These employees are available to our student residents around the clock to provide routine maintenance service or to assist in emergencies. We also employ four regional vice presidents who are responsible for coordinating the operations of our properties within each of their respective regions. Our management team works closely with the neighboring college and university housing and development staffs near our properties to ensure that the needs of students, parents and the institutions are being met throughout the year. For example, our management team coordinates with colleges and universities to provide students with access, where available, to the college or university computer network from each property's computer room or from student apartment units, and to become an approved provider of student housing for the local college or university.

        We have developed specific management systems that are designed to optimize student housing operations and to maintain the value of our properties. These systems include implementing standard lease terms that generally require parental guarantees, making frequent and regular apartment inspections conducted during the course of the lease term, and maintaining and distributing a "price list" to our residents for any property damages incurred during the lease term and thereby incentivizing students to maintain their units. For the 2005/2006 academic year, we received parental guarantees on more than 90% of the student leases in our portfolio. Two exceptions for which we generally do not seek parental guarantees include leases with international students due to the high burden of obtaining or collecting on guarantees from parents of students who are not located in the U.S. and leases with residents who provide evidence of satisfactory personal income.

        Superior execution of operations.    We utilize dynamic, professional marketing services primarily to create web- and Internet-based applications to market and make information about us and our properties easily accessible to students, and initiate word of mouth campaigns to attract student residents. Recognizing the importance of the Internet, we have an individualized web site dedicated for each of our student housing properties containing information about each property, amenities and services available at each property and pricing and leasing information. To a lesser degree, we also advertise through more traditional media, such as radio and print, particularly focusing on media such as student-run newspapers that target the student market. We also maintain informal "high school feeder programs," through which our local leasing and marketing representatives visit the high schools that send a majority of students to the colleges and universities in our target markets and meet with students and their guidance counselors to inform them of the housing options that we offer.

        The support of colleges and universities is beneficial to the continued success of our off-campus properties and, to this end, we actively seek to have these institutions recommend our properties to their students. Specifically, we attempt to enter into informal arrangements with colleges and universities to have them include information about certain off-campus properties that we manage on their home pages and to have them provide direct hyperlinks to these properties' web sites, in addition to distributing brochures relating to these properties. We currently have arrangements with several educational institutions that provide their students with informational materials directing them to our properties. In cases where colleges and universities do not offer active recommendations for our off-campus housing, most nonetheless provide lists of suitable off-campus properties to their students. We continually work to ensure that our properties are on these lists in each of the markets that we serve.

        Many of our properties are all-inclusive, meaning that we attempt to simplify the bill-paying process by including all costs associated with living at our properties, including water, electricity, gas, cable services and Internet services, in one monthly rental check to be paid to us by students or their parents. We limit our exposure to excessive utility bills from residents by setting a reasonable limit on how much we will pay per resident per month for a particular utility, such as water or electricity. If a resident's monthly bill for a utility exceeds the set limit, the excess cost may be charged to the resident on a subsequent bill.

        In addition to our streamlined bill-payment system, we believe that our method of leasing is attractive to student residents and their parents. Under a traditional apartment lease, housing units are leased by the unit, and, therefore, all residents living in a particular unit are responsible for any liabilities of their roommates. We circumvent this situation by typically leasing our housing units by the bed, not the unit. As a result, students in our properties are contractually responsible for making only payments associated with their individual or pro-rata use of the unit.

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

Student Leases

        Our property leases typically contain the following terms:

  •
  a 12-month lease term (rent payable in equal monthly installments);

  •
  rent payments typically include charges for all amenities provided at the property, such as basic cable, Internet service, a fitness center, a swimming pool and usually parking, or some combination of these, and in many instances unit interior charges for utilities such as water, gas, sewer and electric, subject to a monthly utility cap per unit;

  •
  a guarantee by parents or legal guardians, relating to, among other things, the amounts payable under the lease, unless a resident can provide evidence of satisfactory personal income, or international residence status;

  •
  require that residents pay a security deposit and/or a non-refundable move-in fee. The deposit is applied against any damages to the unit caused by the resident (including furnishings and household items in the unit). Residents and their lease guarantors also are required to assume personal responsibility for any damages caused to a unit's or property's common areas;

  •
  restrictions on the subletting of units without our prior written consent;

  •
  lease default provisions in the event of failure to pay rent when due, breach of any covenant contained in the lease or abandonment of the unit; and

  •
  extensive rules and regulations governing the property and the behavior of residents in order to ensure effective controls.

Lease Administration and Marketing Systems

        We believe we are an industry leader in identifying and implementing solutions to improve the on-site decision-making processes of local management at each of the college and university communities where we either own or manage properties. We continue to focus on student housing information technology innovations, including customizing web-based applications designed to reduce operating costs, reacting quickly to frequent leasing and market changes and improving real-time operating information and services to student residents.

        We have implemented state-of-the-art, real time systems that provide for on-line resident applications, on-line work orders and facilities management and occupancy reporting. We also have an on-line payment system which is currently being used to facilitate all credit card payments at most of our student housing properties. These exclusive systems have dramatically improved the efficiency of our operations and have improved services to an increasingly tech-savvy student market.

        Additionally, we have created a web-based infrastructure designed to standardize systems and procedures to improve data tracking at all levels within our student housing business. These systems provide us with real-time access to customized data management tools that track leasing, occupancy, expenditures and purchases through national accounts, and with other e-business solutions designed to improve the speed and accuracy of our property management services.

Market Opportunity

The Student Housing Market

        Demographic patterns and trends in education over the past several years suggest that there is an increasing number of college-aged individuals and an increasing number of students enrolling in colleges and universities in the U.S. According to a report dated October 2003 by the NCES, fall enrollment at four-year institutions of higher education in the U.S. is expected to increase from the 16.6 million students that were enrolled in 2002 to 19.5 million in 2014.

        The major catalyst for projected enrollment increases, and subsequent student housing demand in the near future, will be the growth in the college-aged population represented by the "Echo Boom" generation, which is made up of the sons and daughters of the "Baby Boomer" generation, and is equal in size to the Baby Boomer generation. While the Baby Boomers are nearing retirement, much of the Echo Boom generation, which was born between 1977 and 1997, is entering, or has yet to enter, adulthood. According to the U.S. Census Bureau, in 2003, 4.0 million Americans turned 18; by 2010, that number will peak at 4.4 million and remain above 4.0 million annually for some time thereafter.

        The impact of demographic changes on college enrollment levels will not be felt equally across all states. During the past decade, the fastest growth of post-secondary enrollment has been concentrated primarily in the Rocky Mountain States and the Sunbelt, which consists of the Southeast and Southwest portions of the U.S. The Sunbelt, Pacific and Northeast regions of the U.S. are projected to be the fastest growing regions in college enrollment between 2000 and 2010, fueled by above average growth projections, in the young adult population in these regions.

        Among individual states, California, Florida, Texas and New York are projected to have the four largest populations of 18 to 24 year-olds during the next decade, according to the U.S. Census Bureau's April 2005 projections. We expect these states will continue to serve as major immigration gateways, which also should bolster future demographic and accompanying college enrollment growth well into the future. These four states are forecasted to experience the greatest absolute increase in college enrollment. Rounding out the top ten states with the highest absolute population growth projections for 18 to 24 year-olds are North Carolina, Virginia, Maryland, Arizona, Georgia and Washington. As of December 31, 2005, more than 20 of our student housing properties were located in these "top 10" states.

        As of December 31, 2005 and based on the U.S. Census Bureau's April 2005 projections, the states in which we owned properties were projected to experience an average growth of 12.3% in the 18 to 24 year-old population, which is an average of 93,428 persons between 2000 and 2010.

        We believe that these projected increases in the 18 to 24 year-old population and in college student enrollment will place a greater demand on off-campus student housing. While both on- and off-campus student housing markets will compete for these additional students, we believe that existing on-campus properties will be at a disadvantage because, according to NCES data, those properties tend to be older units that have not been sufficiently expanded, renovated or modernized to meet students' increasing needs and expectations.

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

Status of the On-Campus Student Housing Market

        As student enrollment increases, we believe that one of the biggest challenges facing many colleges and universities is an antiquated student housing infrastructure. According to Rosen Consulting Group, LLC, at 20 of the largest universities in the U.S. the average age of student housing dormitories found on campus is over 36 years old. In addition to the need for additional housing to accommodate an expanding student population, universities must also deal with the problems of maintaining, refurbishing and marketing their aging existing inventory. Many schools have undertaken large-scale renovations and others are under pressure to follow suit to stay competitive. In addition to significant cosmetic upgrades, outdated heating and plumbing systems and roofs and windows are being replaced in many on-campus housing facilities. In some cases, institutions are finding that the costs of renovations are often prohibitive and are opting to take existing facilities out of service, thereby creating a greater demand for off-campus student housing.

        In addition, various amenities that used to be considered rare luxuries in the student housing industry, such as kitchens, private bedrooms and bathrooms, Internet connectivity and cable television systems, and a washer and dryer in each unit, are now more common and increasingly becoming a factor in a student's housing and university selection. According to Rosen Consulting Group, LLC, at 20 of the largest universities in the country, private bedrooms accounted for only 23% of total on-campus capacity; only 33% of students living in on-campus facilities had a bathroom shared with less than four people; and only 17% had a kitchen in their housing units. Student housing that includes these amenities is more expensive to build. According to a survey by the magazine American School and University, the cost per square foot to construct a new residence hall has nearly doubled over the past 10 years, from $82 in 1993 to $150 in 2002.

        In addition to increasing costs associated with the renovation of existing on-campus student housing by colleges and universities, budget deficits or budget restrictions are affecting the amount of funds available to colleges and universities for education, thereby limiting states' abilities to increase funding for student housing projects. According to the Center for the Study of Education Policy, state appropriations for higher education have been decreasing consistently. Each state's ability to boost post secondary education spending, while simultaneously handling the strain on health care budgets from a rapidly aging population and increasing funding to primary and secondary education, remains to be seen. Traditionally, both health care and primary education have taken precedence over higher education for political reasons. Based on information provided by the Association of Governing Boards of Colleges and Universities, we believe it is unlikely that states will have enough money to fund all programs completely.

        As a result of these trends in state budget deficits, we believe public universities' finances are straining their capacity to fund significant capital projects such as student housing. A recent survey by the Common Fund for Nonprofit Organizations found that approximately 1,260 colleges and universities in the U.S. plan to make across-the-board cuts in all academic programs. The same number of colleges and universities plan to trim building and maintenance expenditures, including new construction projects. The majority of facilities-related budget cuts have been for maintenance spending, though many new construction projects also have been postponed.

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

        We expect new construction and development by colleges and universities, various commercial developers, real estate companies and other owners of real estate that are engaged in the construction and development of student housing to compete with us in meeting the anticipated increased demand in student housing over the next 10 years. The development and construction of new student housing properties is extremely capital intensive. Since leases are typically executed for an August or September delivery, construction delays can cause late completion and jeopardize rents for an entire year. As a result, we are pursuing several development opportunities in high barrier-to-entry markets, but we intend to focus our efforts on acquiring existing properties or acquiring newly constructed properties from third party developers in our target markets.

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

Management Services

        As of December 31, 2005, we managed all of the student housing properties owned by us and managed, or provided consulting services for, 18 student housing properties not owned by us. We manage the student housing properties not owned by us through our taxable REIT subsidiary, College Park Management TRS, Inc. Our operating partnership has entered into a consulting agreement to provide consulting services to GMH Capital Partners, LP, an affiliate of our chairman, president and chief executive officer, relating to property management consulting services that are provided by the affiliate for five of the 18 student housing properties, as of December 31, 2005, in exchange for consulting fees equal to 80% of the amount of net management fee income the affiliate receives from the property owners. Effective January 1, 2006, the consulting agreement was terminated and we began providing management services directly to four of the five properties. The management agreement between the affiliate and the owner of the final property ended on December 31, 2005.

Investment Criteria

        In analyzing proposed student housing acquisitions, we consider various factors including, among others, the following:

  •
  the ability to increase rent and maximize cash flow from the student housing properties under consideration;

  •
  whether the student housing properties are accretive, or will become accretive, to our per share financial performance measures;

  •
  the terms of existing or proposed leases, including a comparison of current or proposed rents and market rents;

  •
  the creditworthiness of the student residents and/or parent guarantors;

  •
  local demographics and college and university enrollment trends, and the occupancy of and demand for similar properties in the market area, specifically population and rental trends;

  •
  the ability to efficiently lease or sublease any unoccupied rentable space;

  •
  the expected capital improvements to be made to the property and the ability of the student housing property to achieve long-term capital appreciation;

  •
  the ability of the student housing property to produce free cash flow for distribution to our shareholders;

  •
  the age, location and projected residual value of the student housing property;

  •
  the opportunity to expand our network of relationships with colleges and universities as well as other strategic firms; and

  •
  potential effect on our REIT status.

Underwriting Process

        We have designed our underwriting strategy to enable us to deliver attractive risk-adjusted returns to our shareholders. Our acquisition selection process includes several factors, including a comprehensive analysis of the property's profitability, financial trends in a property's revenues and expenses, barriers to competition, the need in a property's market for the type of student housing services provided by the property, the strength of the location of a property and the underlying value of a property. We also analyze the operating history of each property, including the property's earnings, cash flow, occupancy, student mix and anticipated capital improvements, to evaluate its financial and operating strength.

        In addition, as part of our due diligence process, we obtain and evaluate title, environmental and other customary third-party reports. Currently, our acquisition/development policy generally requires the approval of our board of trustees for all acquisitions and development projects, including acquisitions through joint venture structures, regardless of valuation.

Competition

        We compete with other owners, operators and managers of off-campus student housing in a number of markets. The largest of these competitors are Education Realty Trust (NYSE: EDR) and American Campus Communities, Inc. (NYSE: ACC), each of which are national, publicly-traded companies focused on growing their student housing businesses. We also compete in a number of markets with smaller national and regional companies, such as the following: Place Properties, Capstone Properties, First Worthing, Ambling Companies, Campus Advantage, The Dinerstein Companies and JPI Student Living. In addition, we compete on a highly localized basis with substantial numbers of small, local owner-operators. Currently, the student housing industry is highly fragmented, with no participant holding a dominant market share on a national level. The entry of one or more additional national or regional companies could increase competition for students and for the acquisition, management and development of student housing properties.

        There are various on- and off-campus student housing complexes that compete directly with us located near or in the same general vicinity of many of our current and targeted properties. We also are subject to competition for students from on-campus housing operated by colleges and universities, other public authorities and privately-held firms. We also are subject to competition for the acquisition of off-campus student housing with other existing local, regional and national owners and operators of student housing. Further, we generally believe that the pace and size of acquisitions in the real estate industry have increased significantly over the past 10 years. Consequently, prices have generally increased while return on invested capital has fallen.

Military Housing Business

Overview

        In order to address poor housing quality, a significant backlog of repairs and rehabilitations to its military housing units on and near bases, and a shortage of affordable, quality private housing available to members of the U.S. military and their families, Congress included the Military Housing Privatization Initiative, or MHPI, in the 1996 National Defense Authorization Act. Under the MHPI, the DoD was granted the authority to award projects to private-sector companies to develop, construct, renovate and manage military housing. Since 1996, according to statistics released by the DoD as of June 5, 2006, the U.S. military has awarded to private companies long-term agreements and rights to exclusively negotiate agreements with the U.S. military for 73 domestic projects containing, in the aggregate, a total of 135,696 end-state housing units. The DoD has targeted another 37 domestic projects containing an additional 48,068 housing units that have yet to be awarded by Congress, and agreements for the related development, construction, renovation and management services for these additional projects. According to the DoD, the previously awarded privatization projects and projects under exclusive negotiations, together with these additional targeted projects, reflect the opportunity to develop, construct, renovate and manage a total of 183,764 end-state housing units.

        In 1999, GMH Associates recognized the opportunity to leverage the core competencies that it had developed in its student housing and conventional multi-family housing businesses and assembled a highly coordinated, full service, professional team to focus on the procurement of military housing privatization projects. Our management team has won over 30% of the privatization projects on which it has bid (including those projects for which exclusive negotiations have been awarded) and GMH Communities Trust is currently developing and managing more individual bases than any of its competitors.

        As of December 31, 2005, our operating partnership held an ownership interest in, and operated, through various wholly owned subsidiaries, seven military housing privatization projects at the Department of the Army's Fort Stewart, Hunter Army Airfield, Fort Carson, Fort Hamilton, Fort Eustis, Fort Story, Walter Reed Army Medical Center, Fort Detrick, Fort Bliss, White Sands Missile

Range, and eight Navy bases. We refer to these seven projects as the Stewart Hunter project, the Fort Carson project, the Fort Hamilton project, the Fort Eustis/Story project, the Walter Reed/Fort Detrick project, the Fort Bliss/White Sands Missile Range project, and the Navy Northeast Region project, respectively. In addition to these projects, as of December 31, 2005, we were in the exclusive negotiation process for one additional Army privatization project at Fort Gordon. Exclusive negotiations typically last six to 12 months and culminate in final approval from Congress and the applicable U.S. military branch and the execution of definitive agreements relating to the terms of the project. Collectively, the Stewart Hunter project, the Fort Carson project, the Fort Hamilton project, the Fort Eustis/Story project, the Walter Reed/Fort Detrick project, the Fort Bliss/White Sands Missile Range project, and the Navy Northeast Region project cover 18 domestic bases and, once full development, construction and renovation have been completed for these projects, the DoD has estimated that they will contain approximately 15,858 end-state housing units. On May 1, 2006, we officially closed on the award of the Fort Gordon project with the Army, and we acquired an ownership interest in the Carlisle/Picatinny project and began management and maintenance services. The Fort Gordon privatization project covers one additional domestic base and, once full development, construction and renovation have been completed for this project, the DoD has estimated that it will contain an aggregate of 887 end-state housing units. The Carlisle/Picatinny project covers two additional domestic bases and is estimated to cover an aggregate of 348 end-state housing units upon completion of development, construction and renovation under the terms of the project. As of July 21, 2006, financing was secured for the Carlisle/Picatinny project, and construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities. In addition, we are currently in the solicitation process with the Air Force for a military housing privatization project that is expected to cover four bases and 2,875 end-state housing units.

        Each of these military housing privatization projects includes the renovation and management of existing housing units, as well as the development, construction, renovation and management of new units over a 50-year period, which, in the case of the Army, potentially could extend for up to an additional 25 years. The 50-year duration of each project calls for continuing renovation, rehabilitation, demolition and reconstruction of housing units through various predetermined project phases. Including the Fort Gordon and Carlisle/Picatinny projects, for which definitive agreements were executed on May 1, 2006 and July 21, 2006, respectively, our management agreements for all nine privatization projects provide us with the opportunity to manage 17,093 end-state housing units on 21 bases in 12 states and Washington, DC, including 7,719 units we have constructed or plan to construct and 7,175 units we have renovated or plan to renovate. In addition, we are currently in the solicitation process with the Air Force for a military housing privatization project that is expected to cover four bases and 2,875 end-state housing units.

        We believe that we are one of the largest private-sector managers of military housing units in the U.S., based on the number of military bases awarded to date. At each of the projects we managed as of April 21, 2006, the following numbers of units were in operation: Fort Stewart and Hunter Army Airfield—3,643 units; Fort Carson—2,664 units; Fort Hamilton—238 units; Walter Reed/Fort Detrick—399 units; Fort Eustis/Story—1,115 units, Fort Bliss/White Sands Missile Range—2,878 units; and Navy Northeast Region—4,350 units.

        Some of the bases included in our military housing privatization projects were targeted for closure or realignment as a result of the most recent round of the Base Realignment and Closure, or BRAC, process, which was initiated in 1988 and reached its fifth and, under current legislation, final round in 2005. The DoD released its initial recommendations for BRAC in May 2005, and the BRAC Commission then voted to amend the DoD's initial list on July 19, 2005. Under the BRAC Commission's revisions, several bases were removed from the DoD's list of bases targeted for closure, including two bases under our Navy Northeast Region project—the Submarine Base in New London, CT and the Portsmouth Naval Shipyard in Kittery, Maine. In addition, the BRAC Commission also proposed a less significant realignment than was proposed by the DoD with respect to the Fort Eustis base under our Fort Eustis/Fort Story project in Newport News, Virginia; and the BRAC Commission proposed to close the Naval Air Station in Brunswick, Maine, which had been recommended for only realignment by the DoD. Finally, the BRAC Commission voted to uphold the DoD's recommendation to close the Walter Reed Army Medical Center in Washington, DC, which is part of our Walter Reed/Fort Detrick project. In September 2005, the BRAC Commission sent its report to the President regarding its findings and recommended changes to President Bush, and, in turn, President Bush accepted the BRAC Commission's recommendations in their entirety. On November 9, 2005, the BRAC round was completed when Congress also approved the BRAC Commission's recommendations in their entirety. Under the final BRAC list, the possible number of affected military housing units covered by our existing projects was 700 end-state units, all of which units are located at the Naval Air Station in Brunswick, Maine. This compares with 2,500 end-state units that could have been affected under the DoD's original recommendation. In addition to the reduction in end-state units resulting from the anticipated closure of the Naval Air Station, we expect that the number of housing units covered at two bases under our Fort Carson and Fort Bliss/White Sands Missile Range projects may increase as a result of base realignments. We believe that the closure of the Walter Reed Army Medical Center will not result in the loss of housing units, as these housing units are likely to be utilized by personnel in the greater Washington, DC metropolitan area.

        We conduct our military development, construction/renovation and management services through our taxable REIT subsidiary, GMH Military Housing, LLC.

Military Housing Privatization Initiative

        The MHPI is a program authorized under the 1996 National Defense Authorization Act that allows the DoD to award military housing privatization projects to private sector operators. Under the MHPI, private-sector developers may own, operate, maintain, improve and assume responsibility for housing on U.S. military bases. According to the authority granted to it by the MHPI, the DoD can work with the private sector to revitalize military housing over a 50-year ground lease period by employing a variety of financial tools to obtain private capital to leverage government dollars, make efficient use of limited resources and use a variety of private-sector approaches to build and renovate military housing faster and at a lower cost to U.S. taxpayers.

        The MHPI is designed to remedy both the poor condition and shortage of current military housing. According to the DoD, in 1997 it owned approximately 300,000 family housing units, on and off U.S. military bases, and estimated that more than 50% of these units required renovation or replacement as a result of insufficient maintenance or modernization over the previous 30 years. The DoD believes that improving the poor housing condition as well as the shortage of quality, affordable private housing on military bases will significantly improve the morale and quality of life for members of the U.S. military and their families, thereby boosting retention and enrollment in today's voluntary military forces. The majority of members of the U.S. military and their families live in local communities near U.S. military bases. Most of these members of the U.S. military are enlisted personnel whose salaries are at the lower end of the military pay scale. Their salaries make it difficult for them to find quality, affordable housing within a reasonable commuting distance. Furthermore, many of these communities do not have enough affordable, quality rental housing to accommodate members of the U.S. military and their families. The MHPI provides a creative and effective solution to address the quality housing shortage, and will result in the construction of more housing built to market standards for less money than through the military's own construction process. Furthermore, traditional military construction requires contractors to adhere to stringent military specifications, which make projects significantly more costly than building to market standards. Commercial construction is both faster and less costly than military construction, and private-sector funds significantly stretch and leverage the DoD's limited housing funds and, at the same time, open the military construction market to a greater number of development firms and stimulate the economy through increased building activity.

Competitive Bidding Process for Military Housing Privatization Projects

        In order to implement the MHPI and foster a coordinated approach by the military branches, the DoD created the Housing and Competitive Sourcing Office to develop the legal, financial and operational aspects of the MHPI. Each military branch assesses its own current and future housing requirements, and determines the best course of action necessary for revitalizing inadequate housing units and keeping its housing inventory in good condition. Each military branch also individually assesses the viability of particular privatization projects and makes the final decision whether to privatize housing on a particular base, taking into consideration housing needs and available resources of that branch. Once the military branch and the Office of the Secretary of Defense approve site development, they conduct an industry forum to obtain private-sector input. Though each military branch must follow certain general DoD policy guidelines, each service branch has its own privatization project award program. The solicitation process differs slightly among the various military branches; however, in all cases, a competitive bidding process is the method by which projects are awarded to private-sector developers. Projects are introduced to the private sector through the use of a request for proposal or a request for qualifications. Developers that satisfy the respective military branch's requirements respond with detailed project proposals, and a selection is made from among them. The project winner is awarded the exclusive right to negotiate the final plan, and assuming approval of such final plan, to develop, construct, renovate and manage family housing at a military base, which, based on our experience, is typically for a 50-year period and, in the case of the Army, contains certain extension rights.

        Based on our experience, during the exclusivity period for an Army project, which typically lasts between six and 12 months, the project winner initially enters into a contract with the Army pursuant to which it will create a community development and management plan, or CDMP, relating to the planned development of the awarded project. If the CDMP is approved by Congress, the project winner enters a transition period, ranging from 60 to 90 days, during which it prepares to implement its CDMP, finalizes documentation relating to the implementation of the CDMP, including arranging and negotiating necessary financing and negotiating final documents and agreements with the Army, and prepares to take over the base housing operations on the date of closing. Closing occurs after the transition period when all the documentation and negotiations with the Army have been finalized, at which point the project winner may commence its operation of the project.

        Based on our experience, during the period of exclusive negotiations with the Navy, the project winner works towards finalization of required project and environmental documentation, pursues local approvals, develops design plans and working drawings, reaches an agreement with the Naval officials regarding all aspects of the project, and arranges and negotiates necessary financing.

        Based upon our experience and review of the solicitation process, the Air Force ranks bidders based on numerous factors. The Air Force then enters into exclusive discussions with the highest ranking bidder. If the highest ranking bidder meets the Air Force's requirements and the project is approved by Congress, it becomes the successful bidder. The successful bidder is then authorized by the Air Force to close the transaction.

        The result of these exclusive negotiations will be business agreements that describe all relevant characteristics of the development, and defines all business terms and conditions, schedules and financial arrangements between the parties. This process generally takes approximately six to 12 months to complete from the time of the award to the execution of the business agreement.

Organizational Structure of Our Military Housing Privatization Projects

        The operations of our military housing privatization projects are conducted through an organizational structure that involves two wholly owned subsidiaries of our operating partnership, GMH Military Housing Investments LLC, and GMH Military Housing, LLC, which is a taxable REIT subsidiary. GMH Military Housing Investments LLC owns equity interests in the various projects. GMH Military Housing, LLC develops, manages and sometimes constructs/renovates the military housing in the projects through two of its subsidiaries: GMH Military Housing Development LLC and GMH Military Housing Management LLC, which are referred to as GMH Development and GMH Management, respectively, throughout this report. This organizational structure is described as follows:

        The Project Entity.    We typically create a project-specific limited liability company or limited partnership, the Project LLC, to serve as the managing member of the Project Owner. In most of our projects, the Project LLC is a joint venture between GMH Military Housing Investments LLC and a joint venture partner. The joint venture partner typically is a third-party architectural and/or design company or construction company with whom we have an existing relationship. GMH Military Housing Investments LLC is the manager of the Project LLC.

        In the case of our Navy project, the Project Owner is a joint venture between the Navy and the Project LLC. The Project Owner is created for the purpose of owning the project. The Project Owner is also the ground lessee of the land upon which the project is situated. The Project Owner contracts with GMH Development for project development services, GMH Management for property and asset management, and another wholly owned subsidiary of GMH Military Housing, LLC for design/build services. That design/build entity subcontracts with (i) a joint venture partner for project architectural and design services, (ii) a third party construction company for construction services, and (iii) GMH Management for construction/renovation services. Our Navy project is financed through a combination of equity from the Project Owner and third-party debt.

        In the case of our Army projects, the Project Owner is a joint venture between the Army and the Project LLC. The Project Owner contracts with GMH Development, GMH Management and a third- party partner for development, management, renovation, architectural and design and construction services. The Project Owner is created for the purpose of owning the project. The Project Owner also is the ground lessee of the land upon which the project is situated. The Project LLC is typically the manager of the Project Owner. The Army projects are financed through a combination of equity, provided by the Project LLC and the Army (which typically approximates up to 10% of the total project value), and third-party debt (which is typically up to 90% of the total project value).

        Debt Financing for the Project.    Financing for our projects is procured through either taxable revenue bonds or conventional commercial lending. Financing is typically obtained at the project closing, which occurs on the date that the relevant branch of the U.S. military transfers operation and management of those housing units at the project to the Project Owner. Based on our management's experience, we believe the terms of the debt are consistent with the terms typically used for conventional multi-family housing projects. In each instance, the debt generally is non-recourse to us and is secured by a first priority lien on the project and requires the assignment of all of the Project Owner's rights for the benefit of the bondholders or the lender, as applicable. The security therefore includes the Project Owner's interest in the ground lease. Based on our experience, the repayment terms require payments of interest only during the first three to seven years of the loan and, thereafter, payments of interest and principal, amortized over a 35- to 45-year period, for the remaining term of the loan. While the Project LLC is able to obtain debt financing for up to 90% of the total value of each project, based on our management's experience, lenders typically will not lend in excess of a specified debt service coverage ratio projected for the first stabilized year following the end of the initial development period (typically ranging from three to eight years, out of the 50-year project term). Accordingly, if interest rates increase, the Project LLC may be required to finance a greater portion of the project cost with equity. In addition, if the minimum debt service coverage is not met, we may not have access to cash flows from the project, other than for project operating expenses, until the debt service coverage is restored.

        The following diagram shows our typical Project Owner structure:

        As its contribution to the project, the U.S. military branch contributes the existing houses and related improvements and may also contribute cash. The Project LLC also contributes cash, typically at the end of the initial development period for our Army projects, and at the outset of the initial development period, for our Navy project. Typically, the Project LLC and the U.S. military branch are not required to make additional capital contributions to the project, and neither is permitted to make any additional contribution to the project without the approval of the other. The Project LLC's return on investment is dependent on both the structure of the transaction and the U.S. military branch involved.

        The Development Company.    GMH Development provides development services to our privatization projects. These services are provided through development agreements typically having 50-year terms, which extend automatically upon any renewal of the related ground lease. GMH Development generally assists the Project Owner by coordinating and monitoring the planning, design, demolition, renovation and construction activities on the Project Owner's behalf, including the evaluation of project sites and requirements for each project, assisting the Project Owner with the development of the project schedule and budget, establishing coordination between the relevant military branch and primary contractors, reviewing completed construction and renovation work, and certifying payments or primary contractors for such work. GMH Development also establishes and implements administrative and financial controls for the design and construction of the project and assists the Project Owner in obtaining and maintaining general liability insurance and other types of insurance.

        The Project Owner pays GMH Development a base fee equal to a percentage of approximately 2.5% of the total development costs for the project, from the beginning of the initial development period throughout the life of the project. Additionally, GMH Development typically is entitled to receive incentive development fees from the Project Owner upon the satisfaction of designated milestones. During the initial development period, GMH Development's incentive fee generally does not exceed 1.5% of the total development costs during the period. After the initial development period of a project, the incentive development fees typically are a percentage of total development costs for the remainder of the project term. Milestones for payment of incentive development fees typically include completing a specified number of homes according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans.

        The Project Owner generally may terminate the development agreement upon written notice to GMH Development if it breaches any of its material obligations under the management agreement and fails to cure such breach within 30 days.

        The Construction/Renovation Company and Property Manager.    GMH Management provides construction/renovation and property management services to our privatization projects. Construction/renovation refers to the minor and major renovation work that we perform at our projects. With regard to project construction/renovation, the Project Owner pays GMH Management a base fee equal to a percentage of the total construction/renovation costs for the project, from the beginning of the initial development period throughout the life of the project. Additionally, GMH Management typically is entitled to receive construction/renovation incentive fees from the Project Owner upon the satisfaction of designated milestones. During the initial development period, GMH Management's incentive fee generally does not exceed 1.0% of the total construction/renovation costs during the period. After the initial development period of a project, the construction/renovation incentive fees are a percentage of total construction/renovation costs for the remainder of the project term. Milestones for payment of construction/renovation incentive fees typically include completing a specified number of homes according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans.

        In addition, in certain instances, GMH Management may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are paid in proportion to the amount of pre-construction/renovation costs incurred by GMH Management for the project.

        With regard to property management, the Project Owner contracts with GMH Management for GMH Management to provide property management services for the project. These services are provided through management agreements, typically having 50-year terms, which extend automatically upon any renewal of the applicable ground lease. GMH Management oversees the leasing of housing units in accordance with the requirements of the ground lease, day-to-day operations of the project, collection of revenues and depositing the revenues into appropriate accounts, day-to-day maintenance of the project, ordinary repairs, decorations, alterations and improvements, completion of backlogged maintenance and repairs, payment of taxes imposed on the project, and compliance with applicable laws and regulations.

        GMH Management typically is required to prepare and submit an operating budget for the project to the Project Owner on an annual basis. The management agreement typically grants GMH Management the authority to make expenditures and incur obligations included in the operating budget. GMH Management also has the authority to make certain emergency expenditures.

        As standard compensation for the services it provides, GMH Management is paid a base fee, equal to a percentage of effective gross revenue for the project. In addition, GMH Management is entitled to receive an additional incentive fee from the Project Owner upon the satisfaction of designated benchmarks relating to emergency work order responses, occupancy rates, home turnover and resident satisfaction surveys.

        The Project Owner generally may terminate the management agreement upon written notice to GMH Management if it breaches any of its material obligations under the management agreement and fails to cure such breach within 30 days.

        Design/Build Agreement.    In our Navy project, the Project Owner entered into a design/build agreement with a subsidiary of GMH Military Housing, LLC for construction, renovation and architectural and design services that are provided through subcontracts with GMH Management and certain third parties.

        The Ground Lease.    In our projects with the Army and the Navy, the Project Owner and the Army or the Navy, as applicable, enter into a ground lease pursuant to which the U.S. military branch leases to the Project Owner the real property upon which a particular privatization project is located. We expect future-awarded Army and Navy privatization projects to operate in a similar fashion. Typically, the initial term of a ground lease is 50 years. With respect to Army privatization projects, the ground lease may be renewable for an additional period of up to 25 years upon request by the Army and acceptance by the Project Owner. As partial consideration for the execution of a ground lease and performance of its obligations thereunder, the Project Owner agrees to design, develop, manage, rehabilitate, renovate and maintain the privatization project. At all times during the term of a ground lease, the U.S. military branch provides the Project Owner access to the privatization project. The use and occupancy of the privatization project is subject to the general supervision and approval of the Army or the Navy, as the case may be, and to such rules and regulations as the U.S. military branch prescribes. The Project Owner has the right to lease housing units to non-military or non-DoD tenants if vacancy rates hit certain levels.

        Some of the Army ground leases provide that in the event an applicable base is subject to base closure under the BRAC regulations, the Project LLC has the option, subject to then-existing applicable law, to acquire fee simple title to the real property pursuant to a purchase option agreement by and between the Army and the applicable Project LLC. On those projects in the event of a base closure, as to all or a portion of the property, the Project Owner may terminate the ground lease with respect to all or such portion of the property, subject to restrictions and limitations imposed by holder(s) of the debt used to finance the project. There is no guarantee that any purchase option agreement will be enforceable or that any corresponding purchase option will be exercisable in the event of a base closure under BRAC. The ground leases on our Navy project, and some of our Army projects, do not provide the Project LLC with a purchase option upon a base closure under BRAC.

Basic Allowance for Housing

        The U.S. military's Basic Allowance for Housing, or BAH, is the primary source of operating revenues of our military housing privatization projects. BAH is a cost of living stipend distributed monthly by the DoD to members of the U.S. military to cover their and their families' costs of living (i.e., rent and utility expenses) in privately-owned housing, on or near bases. The intent of BAH is to provide members of the U.S. military equivalent and equitable housing compensation based upon the market prices of rental housing in the local housing markets surrounding the U.S. military bases. Each year, Congress must appropriate an aggregate budget for BAH for all of the military branches.

        The DoD adjusts, on an annual basis, the BAH stipend to be received by each individual member of the U.S. military to reflect changes in the profile of that particular individual member of the U.S. military. Specifically, a BAH stipend is computed by estimating the market price of housing that the member of the U.S. military would be expected to rent, based upon his or her geographic area, pay grade and number of dependents, adding in average utilities and insurance. The particular geographic area surrounding a military base is called a Military Housing Area, or MHA. In computing a BAH, MHA price data for rentals, average utilities and insurance is collected annually in the spring and summer months when housing markets are most active. Pricing information is surveyed from local apartments, townhouses and duplexes, as well as from single-family rental units of various bedroom sizes. Although BAH rates can decrease for a geographic duty location, members of the U.S. military that collect BAH cannot have the amount of their BAH decreased unless a change in status occurs (except that promotions are specifically excluded in the definition of a change in status), such as a base transfer, a decrease in pay grade or a change in the number of dependents.

Revenue Stream

        Typically, a member of the U.S. military who is leasing a housing unit on one of our project bases will elect for his or her monthly BAH to be directly deposited by the government, via wire transfer, into an operating revenue fund controlled by the Project Owner, subject to certain restrictive covenants required by any outstanding construction finance bonds. Rental revenues derived from BAH are subsequently paid out of the operating revenue fund by the Project Owner according to a distributive "waterfall" plan set forth in the Project Owner operating agreement. In general, the BAH revenues associated with our current privatization projects "flow out" of the operating revenue fund on a monthly basis as follows:

Funds Flow During Initial Development Period

Funds Flow Post-Initial Development Period

  •
  Operating and other expenses. Operating activities include normal administrative, leasing, marketing and maintenance functions consistent with a typical conventional multi-family project. Expenses relating to these operating activities are financed through equity contributions from the DoD and the Project LLC, debt financing and other operating cash flow derived from BAH. Revenues first are applied to pay operating expenses, including GMH Management's standard management fee, equal to a percentage of project revenues derived from BAH, monthly utilities, insurance premiums, real estate taxes, if any, and other routine maintenance expenses, such as landscaping and preventative maintenance, associated with the housing units.

  •
  Debt Service (including amortization) and Capital Reserves and Replacements. The Project Owner then uses remaining revenues to pay down principal and interest on any outstanding indebtedness that was issued to finance a portion of the costs of design, demolition, construction, replacement and renovation of housing on a particular military base. Debt financing, including taxable revenue bonds and commercial lending arrangements, typically covers up to 90% of total project costs. The indebtedness is fully funded at the time we enter into definitive agreements for the project. This indebtedness typically requires payments of interest only during the first three to seven years and is amortized over the remainder of its 35 to 45 year term. The Project LLC allocates revenues to make capital repairs or replacements on any of the existing housing units, such as roofing or siding repairs.

  •
  Incentive-based Subordinated Management Fee. GMH Management next receives its incentive management fee, equal to a percentage of project revenues, derived from any excess rental revenues from BAH, upon satisfying debt service and certain benchmarks.

  •
  Construction/Renovation Fees and Development Fees. At the start of a project's initial development period, which typically ranges from three to eight years and continues throughout the term of the project as we renovate existing housing and develop and construct additional housing on a particular military base, GMH Management and GMH Development are entitled to receive standard and incentive construction/renovation and development fees, respectively. In addition, in certain instances, GMH Management may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are paid in proportion to the amount of pre-construction/renovation costs incurred by GMH Management for the project. Construction/renovation fees are equal to a percentage of the total construction/renovation costs, and development fees are equal to a percentage of the total development costs. Development costs include hard costs associated with new construction/renovation, as well as certain soft costs. Generally, the majority of new construction work is completed during the beginning years of an initial development period, while construction/renovation work is completed throughout the initial development period. During the initial development period these costs are paid out of a construction account, which is funded by excess cash flow from rental revenues and proceeds from equity contributions and debt offerings. Excess cash flow, for purposes of funding the construction account, includes cash flow available from BAH rental revenues after payment of operating expenses, debt service, subordinated management fees and preferred returns (to the extent such preferred returns have not been deferred as part of the project financing). The construction account may have an equity sub-account to the extent of equity contributed to the Project LLC. Subsequent to the initial development period, all remaining funds are transferred to a reinvestment account and the construction account is closed. Construction, development and renovation costs will be paid out of the reinvestment account to continuously construct, renovate and rebuild a project. The payment of construction/renovation fees and development fees to us during the life of a project is not subordinate to the payment of any other fees.

  •
  Preferred Return. The Project LLC will typically receive, to the extent that adequate funds are available, an annual, minimum preferred rate of return. On our existing projects, this annual minimum preferred rate of return ranges from 9% to 12% of the Project LLC's initial equity contribution to the project. It should be noted, however, that during the initial development period, the Project Owner is precluded from distributing funds to pay the Project LLC the minimum preferred rate of return. The unpaid amounts generally will accrue and accumulate, and can be used to fund renovation and construction costs, if necessary. If the accumulated funds are not needed to fund renovation and construction costs, they would, at the end of the initial development period, be distributed to pay accrued preferred returns to the Project LLC.

  •
  Split of Remaining Revenues. Subsequent to the initial development period, any revenues remaining after the annual, minimum preferred rate of return is paid, as described above, are split between the Project LLC and the reinvestment account held by the Project Owner for the benefit of the government. On our existing projects, the total amount that the Project LLC is entitled to receive (inclusive of the preferred return) is generally capped at an annual, modified rate of return of between 11% and 17% (depending on the particular project) on its initial equity contribution to the project. The total capital return generally will include the annual, minimum preferred return discussed above. The reinvestment account is an account established for the benefit of the military, but funds may be withdrawn for ongoing construction, development and renovation costs during the remaining life of a privatization project only upon approval of the Army or Navy, as applicable.

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

        In addition, we receive fees from our relationship partners that provide architectural and design or construction services for our military housing privatization projects. These fees are for our efforts and expenses incurred while competing for a privatization project award from one of the U.S. military branches, with such a project award not just benefiting us, but our relationship partners as well. Some examples of the business development services provided by us for the benefit of our relationship partners include acting as the point of contact for, coordinating discussions with, and preparing and making presentations to, the DoD. Additionally, we take the lead in preparing and drafting the transaction documents for a potential privatization project, evaluating and communicating potential privatization project requirements, coordinating marketing efforts, providing information technology and temporary on-site offices, and facilitating potential pilot programs and other development activities. Typically, our partners pay these fees for our business development services to GMH Management, GMH Development and GMH Military Housing Construction LLC, or GMH Construction, another wholly owned subsidiary of our taxable REIT subsidiary, GMH Military Housing, LLC.

Strategy

        Selective Growth.    By leveraging the substantial industry experience of our management team, we focus on winning military housing privatization projects on which we selectively choose to bid, based on the strategic importance of the base, and the prime location and profit potential for these projects.

        Committed to Superior Management.    In the performance of our obligations under existing military housing privatization projects, our management team has been, and will continue to be, fully committed to ensuring that members of the U.S. military and their families have high quality, safe, attractive and affordable housing.

        Capitalize on Industry Relations.    Our management team has developed relationships with national and regional firms that specialize in residential and military residence community formation and construction. On October 22, 2003, our subsidiary, GMH Military Housing Investments LLC, entered into a joint venture agreement with a subsidiary of The Benham Companies, LLC, Benham Military Communities, LLC, which sets forth the terms by which Benham will participate in the equity structure on certain of our privatization projects and provide architectural, engineering and design services on those military privatization projects awarded to us. Under this agreement, we and Benham are permitted to bid on future privatization projects independently of the other. We also maintain business relationships with construction companies, such as Centex Construction Company, LLC, Phelps Development LLC and Jeffrey M. Brown Associates, Inc., pursuant to which these third parties provide construction services to certain of our awarded military projects. We team with these companies because of their proven experience in the construction industry, as well as their size and strength to undertake and to bond construction work on the large, complex military housing privatization projects. Additionally, these business partners pay fees to GMH Management, GMH Development or GMH Construction for our business efforts and expenses associated with attracting and winning military privatization projects. We believe that the retention of highly experienced national and regional companies will provide us with significant competitive advantages in pursuing and winning new privatization projects.

        Acquire Existing Military Housing Privatization Projects.    We will consider using our financial strength and management's past experience to acquire competitors or the military housing privatization projects that have been awarded to them. For example, in November 2003, GMH Associates acquired the military housing privatization project for Fort Carson in Colorado Springs, Colorado as well as the right to exclusively negotiate the Fort Eustis/Story project out of unrelated bankruptcy proceedings instituted by an entity affiliated with the J.A. Jones Corporation. In addition, in February 2006, we acquired from American Eagle Communities Northeast, LLC the right to exclusively negotiate the Carlisle/Picatinny project. The military housing privatization projects are typically very large and complex. As a result, they require experienced and committed larger scale operators who have the financial strength to develop, construct, renovate and manage housing units during the initial development period of a project, which typically ranges from three to eight years, and then administer the continuing development, construction, renovation and management of housing for the remainder of the 50-year project term. The obligations to be performed under these projects are extremely difficult for smaller, regionalized companies to meet, and we believe our experience in the military housing market provides us with a material competitive advantage in this regard. As the number of new privatization projects grows, we believe our potential to acquire such projects for additional bases will grow correspondingly.

Market Opportunity

        As of June 5, 2006, according to the information made available by the DoD, the remaining military family housing privatization market contains 48,068 housing units to be privatized through 37 additional projects. These remaining units are expected to generate approximately $650 million in total annual rental revenue based on the 2006 average BAH for these remaining units of approximately $13,500 per year. As of June 5, 2006, awarded projects and exclusive negotiations represent 135,696 end-state units through 73 projects.

        Although the DoD's program has focused its efforts almost exclusively on the privatization of family housing, the next stage of development will include the privatization of unaccompanied personnel (bachelor) housing. In particular, the Navy has identified three initial sites which will serve as a pilot program for the privatization of unaccompanied military personnel housing. We believe the potential market for unaccompanied personnel housing is significantly larger than that for family housing. According to an audit report of the DoD Inspector General, dated August 1999, there are approximately 556,000 unaccompanied military personnel housing units. We estimate that these unaccompanied housing units will, upon completion, generate approximately $4.8 billion in total annual rental revenue, based on the 2006 average BAH for unaccompanied personnel of approximately $8,700 per year. Given our management's experience in bidding on military housing privatization projects, coupled with their extensive student housing experience, we believe that we will have a competitive advantage in bidding for privatization projects in the unaccompanied housing market; however, we cannot assure you that the DoD will privatize any or all of these unaccompanied military personnel housing units.

        Our military housing strategy includes the pursuit of already privatized bases from competitors which have been awarded targeted projects. As the number of new privatization projects grows, the potential for our targeted acquisition of already privatized bases will grow correspondingly.

Military Housing Privatization Projects

        As of July 21, 2006, we had an ownership interest in and operated nine military housing privatization projects, the Stewart Hunter project, the Fort Carson project, the Fort Hamilton project, the Fort Eustis/Story project, the Walter Reed/Fort Detrick project, the Fort Bliss/White Sands Missile Range project, the Navy Northeast Region project, the Fort Gordon project and the Carlisle/Picatinny project.

        Each of our projects in operation as of December 31, 2005 included the renovation of existing housing units and the construction of new units. The 50-year duration of each project calls for continued renovation, rehabilitation, demolition and reconstruction of the project. The following table provides a summary of the terms of each military housing privatization project in which we owned an interest or had an exclusive negotiation right as of December 31, 2005, as well as the anticipated terms of projects for which we are under exclusive negotiation. We cannot provide any assurance that we will close our investment in the project with respect to which we have an exclusive negotiation right.

Military Housing Privatization Projects in Operation
as of July 21, 2006

Project Name	Location	Initial Development Period(1)	Initial Development Period Expected Completion Date	Initial Development Period Project Costs(2) (in millions)	Initial Development Period Project Costs Expended(3) (in millions)	Expected End-State Housing Units at Initial Development Period Completion Date
Fort Stewart and Hunter Army Airfield	Hinesville, GA Savannah, GA	8 years	October 2011	$355.5	$222.6	1,868 1,597 237	new units renovated units existing units(4)

						3,702
Fort Carson(5)						841	new units
	Colorado Springs, CO	5 years	Completed	Completed	Completed	1,823	renovated units

						2,664
Fort Hamilton						185	new units
	Brooklyn, NY	3 years	May 2007	61.4	51.5	43	renovated units

						228
Walter Reed Army Medical Center/Fort Detrick(6)	Washington, DC Frederick, MD	4 years	June 2008	96.3	61.3	407 156 36	new units renovated units existing units(4)

						599
Fort Eustis/Fort Story(7)	Newport News, VA Virginia Beach, VA	6 years	February 2011	167.6	39.7	651 473	new units renovated units

						1,124
Fort Bliss/White Sands Missile Range(8)	El Paso, TX Las Cruces, NM	6 years	June 2011	445.9	46.1	1,959 1,178 140	new units renovated units existing units(4)

						3,277
Navy Northeast Region(9)	Brunswick, ME; Kittery, ME; Newport, RI; Groton, CT; Saratoga Springs, NY; Long Island, NY; Colts Neck, NJ; Lakehurst, NJ	6 years	October 2010	612.5	121.3	1,251 1,227 1,786	new units renovated units existing units(4)

						4,264
Fort Gordon	Augusta, GA	6 years	April 2012	110.3	—	310 577	new units renovated units

						887
Carlisle/Picatinny	Carlisle, PA Dover, NJ	5 years	July 2011	79.0	—	247 101	new units renovated units

						348	(10)

Total				$1,928.5	$542.5	17,093

(1)
The first phase of the project, known as the initial development period, covers the period of initial construction or renovation of military housing on a base, typically lasting three to eight years.

(2)
As of April 30, 2006, represents estimated total project costs for the initial development period, including closing, development, construction, financing and related costs. These total project costs are determined at the time we and the relevant military branch execute definitive business agreements to commence the project, and may be modified only upon the approval of a formal change order, which may affect the term of the initial development period as well.

(3)
As of December 31, 2005, except with respect to (i) the Fort Gordon project, for which we commenced operations on May 1, 2006, and (ii) the Carlisle/Picatinny project, for which we took an ownership interest in, and assumed management and maintenance services, effective May 1, 2006; and secured financing for the project costs on July 21, 2006.

(4)
These units will not be renovated during the initial development period.

(5)
We are currently in discussions with the Army to increase the number of housing units to be constructed under this project, which would be financed through the placement of additional bonds. See the section titled "Projects in Operation—Fort Carson, Colorado Springs, Colorado" below for a discussion of how this project may be expanded as a result of base realignments in connection with the BRAC regulations.

(6)
Walter Reed has been designated for closure under BRAC. We believe that the closure will not result in the loss of housing units, as these housing units are likely to be utilized by personnel who will be relocating from Walter Reed to nearby military medical facilities.

(7)
The initial development period began in March 2005 upon the completion of the project financing.

(8)
Project financing was obtained and the initial development period began in July 2005. We are in discussions with the Department of the Army to review the possibility of expanding the number of end-state housing units covered by this project, which if approved, would likely require the placement of additional debt financing on the project.

(9)
See the section titled "Projects in Operation—Navy Northeast Region Project—Brunswick, Maine; Newport, Rhode Island; Groton, Connecticut; Saratoga Springs, New York; Long Island, New York; Colts Neck, New Jersey; Lakehurst, New Jersey" below for a discussion of the potential reduction in the number of housing units under this project in connection with the anticipated closure of the Naval Air Station in Brunswick, Maine pursuant to the BRAC regulations.

(10)
The number of end-state housing units presented may change subject to completion of construction and renovation agreements for this project.

Projects in Operation as of July 21, 2006

Fort Stewart and Hunter Army Airfield, Hinesville/Savannah, Georgia

        Fort Stewart and Hunter Army Airfield are two Army bases located in Hinesville and Savannah, Georgia, respectively, and as of April 21, 2006, we managed 3,643 housing units at these bases. Fort Stewart is the home to the Army's Third Infantry Division. These strategically located East Coast bases have access to both rail and water transportation. Hunter Army Airfield has the second longest runway in the U.S. east of the Mississippi River.

        We and our predecessor entities have been operating this project since November 2003. Over the course of an eight-year initial development period for this privatization project, we plan to demolish 1,092 units and construct a total of 1,868 units consisting of new and replacement units. The amenities we offer at this base include sports courts, playgrounds, multipurpose community centers with business centers, computers and copiers, swimming pools with water spraygrounds and a walking trail system.

        This project includes:

  •
  An eight-year initial development period, which commenced November 2003 and is expected to end in October 2011.

  •
  Construction services provided by Centex Construction Company, LLC, and architectural, engineering and design services provided by The Benham Companies, LLC.

  •
  $8.9 million in equity financing to be provided by the Project LLC, anticipated to be contributed at the end of the initial development period, and $246.5 million in debt financing from GMAC Commercial Holding (now known as Capmark Capital Inc.).

Fort Carson, Colorado Springs, Colorado

        Fort Carson is an Army base located in Colorado Springs, Colorado, and, as of April 21, 2006, consisted of 2,664 housing units. Fort Carson is the primary location for the deployment of Army personnel to the Far East and to Europe. It is located next to North American Aerospace Defense Command, or NORAD, and Peterson Air Force Base, which provides air deployment, as well as joint training. It is also home to the Army's only Armored Cavalry Regiment, and the Army's Fourth Infantry Division.

        On November 29, 1999, affiliates of the J.A. Jones Corporation, or J.A. Jones, signed the Army's first privatization contract for the development, construction, renovation and management of this base. The scope of the awarded project included the complete renovation and modernization of 1,823 existing units and the concurrent construction of 841 new units during the initial development period of five years. In 2003, an affiliate of the J.A. Jones filed for bankruptcy protection. As a result, J.A. Jones sold its interest in the Fort Carson military privatization project. GMH Associates purchased J.A. Jones' interest in the project and assumed ownership and operation of the Fort Carson project on

November 28, 2003. Over the course of the five-year initial development period, which ended in December 2004, 841 homes were constructed and 1,823 homes were renovated. The amenities offered at this base include a sports court, playgrounds, a multipurpose community center (to be constructed in 2006) and a walking trail system.

        This project includes:

  •
  A five-year initial development period, which commenced November 1999 and ended in December 2004.

  •
  $9.2 million in equity financing, which was originally contributed by J.A. Jones, and $147.0 million in senior, taxable, credit enhanced bonds underwritten by Raymond James & Associates, Inc.

  •
  We are currently in discussions with the Army to increase the number of housing units to be constructed under this project, which would be financed through the placement of additional bonds.

Fort Hamilton, Brooklyn, New York

        Fort Hamilton is an Army base located on the waterfront in Brooklyn, New York, and as of April 21, 2006, we managed 238 housing units at this base. New York City is the largest Army recruitment center in the U.S., and Fort Hamilton is home to those military recruiters. Over the course of a three-year initial development period, we plan to construct a total of 185 new units and renovate 43 existing townhouses and single family homes. We and our predecessor entities have been operating this project since June 1, 2004. In addition to the housing units, the project includes family-oriented community amenities, including a new resident center that will be constructed during a secondary development period following the initial development period, tot lots and a walking/fitness trail. It is anticipated that the resident center will feature a spacious facility with rooms for social gatherings, a big screen television, an Internet cafe, picnic areas, and a covered patio with tables and chairs.

        This project includes:

  •
  A three-year initial development period, which commenced in June 2004 and is expected to end in May 2007.

  •
  Construction services provided by Jeffrey M. Brown Associates Inc.

  •
  $2.2 million in equity financing to be provided by the Project LLC, anticipated to be contributed during the third quarter of 2006, and approximately $52.4 million in senior and subordinate taxable bonds underwritten by Lehman Brothers and issued by the New York City Housing Development Corporation.

Walter Reed Army Medical Center, Washington, DC and Fort Detrick, Frederick, Maryland

        Fort Detrick is a U.S. Army Medical Command installation, referred to as MEDCOM, supporting a multi-governmental community that conducts biomedical research and development, medical material management, worldwide communications, and the study of foreign plant pathogens. Walter Reed Army Medical Center is a major medical care, research and teaching center. This facility, which is under the command jurisdiction of MEDCOM, provides the nation's most effective population-based primary and specialty military healthcare for soldiers, other members of the U.S. military, families and retirees in the Washington, DC area. Each branch of the U.S. military is represented among the approximately 7,800 military, federal, and contractor employees assigned there.

        During the four-year initial development period for this privatization project, we will create a new community, New Glen Haven, consisting of 240 junior enlisted apartments and junior officer townhouses, as well as renovate three historical units. Additionally, during this initial development period, we expect to create and renovate communities at Fort Detrick containing, in the aggregate, a junior enlisted housing area, a senior enlisted community, a junior office community for company grade officers, field grade officers and above, consisting of 167 new units, 156 renovated units and 36 existing units, respectively. The amenities we will offer at this base will include sports courts, playgrounds, multipurpose community centers, large interior storage areas and garages or off-street parking.

        This project includes:

  •
  A four-year initial development period, which commenced in July 2004 and is expected to end in June 2008.

  •
  Construction services provided by Centex Construction Company, LLC, and architectural, engineering and design services provided by The Benham Companies, LLC.

  •
  $6.5 million in equity financing to be provided by the Project LLC, anticipated to be contributed at the end of the initial development period, and approximately $83.2 million in debt financing with GMAC Commercial Holdings (now known as Capmark Capital Inc.).

  •
  The Walter Reed Medical Center has been targeted for closure under the final BRAC list approved by the President and Congress in Fall 2005. As of the filing of this report, no date has been set by which the medical center is expected to be formally closed. We believe that the closure of Walter Reed will not result in the loss of housing units, as these housing units are likely to be utilized by personnel who will be stationed at other facilities located near in the Washington, DC metropolitan area. See also "Risk Factors—Specific Risks Related to Our Military Housing Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Overview—Military Housing."

Fort Eustis and Fort Story, Newport News and Virginia Beach, Virginia

        Fort Eustis and Fort Story are Army bases located in Newport News and Virginia Beach, Virginia, respectively, and, as of April 21, 2006, we managed 1,115 housing units in the aggregate at these bases. These strategically located bases on the Atlantic Ocean are home to the Army's Transportation Command. Fort Story is the only Army training area that can conduct joint training on watercraft landings. Over the course of a six-year initial development period for this privatization project, we plan to construct a total of 651 new and replacement units and renovate 473 existing units. The amenities we expect to offer at these bases will include playgrounds, new appliances, sports courts and multipurpose community centers.

        This project includes:

  •
  A six-year initial development period, which commenced in March 2005 and is expected to end in February 2011.

  •
  Construction services provided by Centex Construction Company, LLC, and architectural, engineering and design services provided by The Lessard Architectural Group and Huitt- Zollars.

  •
  $3.6 million in equity financing provided by the Project LLC, anticipated to be contributed at the end of the initial development period, and approximately $125.0 million in senior, taxable bonds underwritten by Raymond James & Associates, Inc.

  •
  In connection with the final round of BRAC, completed in Fall 2005, the Fort Eustis base has been targeted for realignment. As of the filing of this report, the Army had not set a date by which the base is expected to be formally realigned. Although the realignment is less significant than originally proposed by the DoD we cannot be certain of the impact the realignment will have on family housing. However, we do not expect a material change to occur with respect to the number of housing units that will continue to be operated under the current terms of the project. See also "Risk Factors—Specific Risks Related to Our Military Housing Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Overview—Military Housing."

Fort Bliss and White Sands Missile Range, El Paso, Texas and Las Cruces, New Mexico

        Fort Bliss is an Army base located in El Paso, Texas, and White Sands Missile Range is an Army base located near Las Cruces, New Mexico, and as of April 21, 2006, we managed 2,878 family housing units at these bases. Fort Bliss' mission is to train Army soldiers in air defense. One of the oldest Army posts, Fort Bliss is the home of the 32nd Army Air & Missile Defense Command. White Sands Missile Range provides quality test, evaluation and research services to the Army, and is designated as a DoD major range and test facility. White Sands is the largest overland test range in the U.S. During the six-year initial development period, we expect to deliver 1,959 new homes and renovate 1,178 family housing units across the Fort Bliss and White Sands Missile Range bases. The project at Fort Bliss includes multiple community centers, swimming pools/spraygrounds, sports courts and playgrounds. There will also be a walking and fitness trail throughout the communities.

        This project includes:

  •
  A six-year initial development period that commenced in July 2005 and is expected to end in June 2011.

  •
  Construction services provided by Centex Construction Company, LLC, and architectural, engineering and design services provided by The Benham Companies.

  •
  $7.0 million in equity provided by the Project LLC anticipated to be contributed at the end of the initial development period, and approximately $351.0 million in debt financing provided by GMAC Commercial Holding (now known as Capmark Capital Inc.). We are in discussions with the Department of the Army to review the possibility of expanding the number of end-state housing units covered by this project, which if approved, would likely require the placement of additional debt financing on the project.

Navy Northeast Region Project—Brunswick, Maine; Kittery, Maine; Newport, Rhode Island; Groton, Connecticut; Saratoga Springs, New York; Long Island, New York; Colts Neck, New Jersey; Lakehurst, New Jersey

        The Navy Northeast Region military housing privatization project awarded by the Department of the Navy covers all Navy-owned family housing in Maine, Rhode Island, Connecticut, New York and New Jersey, and, as of April 21, 2006, we managed a total of 4,350 end-state housing units under this project. The project involves the construction of high-quality homes, targeted renovation of other homes, the addition of community enhancing facilities and services and community management of these properties. The amenities offered at these bases will include community centers, swimming pools/spraygrounds, sports courts, cross country ski trails, a skating rink, RV/boat storage, pavilions and multi-purpose ball fields. The targeted bases, their geographic locations, and the number of units involved per base in this project are as follows:

Base	Housing Units
NAS Brunswick (Brunswick, Maine)	723
NSY Portsmouth (Kittery, Maine)	223
NAVSTA Newport (Newport, Rhode Island)	869
NSB New London (Groton, Connecticut)	1,796
NSU Saratoga Springs (Saratoga Springs, New York)	200
Mitchel Manor (Long Island, New York)	250
NWS Earle (Colts Neck, New Jersey)	89
NAES Lakehurst (Lakehurst, New Jersey)	114

Total	4,264

        This project includes:

  •
  A six-year initial development period, which commenced in November 2004 and is expected to end in October 2010.

  •
  Construction services provided by Centex Construction Company, Inc., and architectural, and engineering and design services provided by The Benham Companies.

  •
  $10.6 million in equity financing provided by the Project LLC, and approximately $517.8 million in senior, taxable bonds underwritten by Raymond James & Associates, Inc.

  •
  As a result of BRAC, in the Fall of 2005, the Naval Air Station in Brunswick, Maine under this project was targeted for closure. As of the filing of this report, the Navy had not set a date by which the Naval Air Station is expected to be formally closed. We also are in discussions with the Navy to further reduce the number of end-state housing units contemplated under the current terms of the project by an additional 620 units due to changes in area housing market conditions. See also "Risk Factors—Specific Risks Related to Our Military Housing Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Military Housing."

Fort Gordon, Augusta, Georgia

        Fort Gordon is an Army base located near Augusta, Georgia. The project consists of 887 end-state housing units. Fort Gordon is the base that oversees the communication responsibilities for the Army. The multi-faceted mission of the US Army Signal Center and Fort Gordon encompasses training, doctrine, force integration and mobilization. The Signal Center conducts specialized instruction for all Signal Regiment Military and the Department of the Army civilian personnel, and provides doctrine and training development support. The mobilization mission is to maintain assigned forces command units in a state of readiness. We were awarded the right to exclusively negotiate an agreement for this project by the DoD in May 2005, and executed a final agreement with the Army to commence operations of the project on May 1, 2006.

        This project includes:

  •
  A six-year initial development period that commenced on May 1, 2006 and is expected to end in the April 2012.

  •
  Construction services expected to be provided by Centex Construction Company, LLC, and architectural, engineering and design services expected to be provided by The Benham Companies, LLC.

  •
  $5.0 million in equity to be provided by the Project LLC, anticipated to be contributed in stages commencing in May 2011, and approximately $80.0 million in debt financing underwritten by Goldman, Sachs & Co.

Carlisle Barracks and Picatinny Arsenal—Carlisle, Pennsylvania and Dover, New Jersey

        Carlisle Barracks, located in Carlisle, Pennsylvania, is home of the U.S. Army War College. The mission of this college is to prepare selected individuals for strategic leadership as it relates to military activity throughout the world. The Picatinny Arsenal, located in Dover, New Jersey, is the only site of its kind. The arsenal contains virtually all of the Army's weapon systems, as well as those of other military branches. We acquired the rights to exclusively negotiate an agreement for this project from American Eagle Communities Northeast, LLC pursuant to an agreement executed in February 2006. On May 1, 2006, we acquired an ownership interest in the project and began property management and maintenance services for the project. As of July 21, 2006, financing was secured for the Carlisle/Picatinny project, and construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities.

        This project includes:

  •
  A five-year initial development period expected to commence in the third quarter of 2006 and end in the third quarter of 2011.

  •
  Construction services expected to be provided by Centex Construction Company, Inc., and architectural, engineering and design services expected to be provided by Niles Bolton Associates.

  •
  $3.0 million in equity to be provided by the Project LLC, anticipated to be contributed at the end of the initial development period, and approximately $30.0 million in debt financing.

Additional Military Housing Privatization Projects and Development Opportunities under Review

        In addition to the military housing privatization projects for which we have been selected, we continue to negotiate with the Air Force for a project covering four bases and 2,875 end-state units. Our management team also had under review, as of July 3, 2006, nine additional potential privatization project opportunities. These projects span multiple bases and total, in the aggregate, approximately 22,600 housing units. Individual projects identified as opportunities range from approximately 1,000 to 7,000 units per project. We consider a project as "under review" once a base has been identified by the DoD for privatization and our management begins initial due diligence and evaluation of the economic and strategic value of the project. After further due diligence, we may decide not to pursue any of these potential privatization projects.

Competition

        Competition pursuing this business has evolved from a select number of local and regional development firms in 1996, to a distinguished group of national and international developers, owners and operators of commercial and residential real estate.

Profile of Major Competitors

Company Name	Awarded Projects(1)	Number of Units
Actus Lend Lease	8	30,775
Clark Realty	10	29,045
Picerne Military Housing	5	17,087
American Eagle Communities, LLC(2)	6	8,369
Lincoln Properties	9	28,506
Hunt Building Corporation	16	18,158
Equity Residential Properties Trust	1	3,982
Forest City Enterprises	2	3,606

Source:    Information reported by the DoD as of June 5, 2006, except that information with respect to American Eagle Communities, LLC has been provided by American Eagle Communities, LLC.

(1)
Includes projects for which exclusive rights of negotiation have been awarded.

(2)
Projects presented for American Eagle Communities, LLC does not include the right to exclusively negotiate with the Army for award of the Carlisle/Picatinny project. We entered into an agreement with American Eagle Communities Northeast, LLC in February 2006, pursuant to which we acquired from American Eagle their rights to exclusively negotiate with the Army for this project, which is expected to cover approximately 348 housing units.

Competitive Advantages

        We believe that our business strategy and operating model distinguish us from other owners, operators and acquirors of real estate in a number of ways, including:

  •
  Niche focus with large markets. The student housing and military housing businesses provide opportunities for us to capitalize on large, stable markets. Our management estimates that the 5.3 million bed off-campus student housing market is valued at approximately $186 billion and growing, based on an assumed average asset value of $35,000 per bed. Further, over the next four years, we expect the DoD to award 37 military family housing privatization projects, generating total annual rental revenue of approximately $650 million, based on the 2006 average BAH for military family housing yet to be privatized. The potential market for unaccompanied personnel (bachelor) military housing is estimated by our management to generate approximately $4.8 billion in total annual rental revenue. We believe that we are well-positioned to capitalize on the highly fragmented off-campus student housing market and to leverage our military housing experience and complementary student housing skill set to compete for military housing privatization projects.

  •
  High quality assets/management services.

    Student housing. We believe our student housing properties are modern, state-of-the-art and tailored to the "student lifestyle." The typical design layout of a housing unit consists of one to four bedrooms, with a complementary number of bathrooms, centered around a common area. Typically, we lease our units by the bed as a way of attracting student residents and maximizing our revenue per unit. We strive to create an attractive environment for our residents by providing various attractive amenities, a streamlined bill-payment system and 24-hour maintenance and emergency services.

    Military housing. We have established relationships with nationally recognized firms specializing in residential and military residence design and construction to provide high quality housing and construction services when bidding on privatization projects. We also strive to create not just a home, but an efficient community centered around the military lifestyle. In the performance of obligations under existing projects, we have been committed to ensuring that members of the U.S. military and their families have high quality, safe, attractive and affordable housing. Our management's expertise in community management provides military personnel with an efficient and timely platform to report and service maintenance requests, as well as a convenient turnover process that will help to ensure the availability of homes within a short period of time.

  •
  Consistent and high quality revenue.

    Student Housing. Student housing properties that we currently own had an average occupancy rate of approximately 96.5% for the 2005/2006 academic year as of December 31, 2005. More than 90% of our student housing leases have multiple signatories (students and their guarantor-parents) and are leased on a standard 12-month basis.

    Military Housing. Our military housing business generates stable, long-term cash flow with a small capital investment. Military housing privatization projects are long-term in nature, typically carrying a ground lease term of 50-years. The primary source of revenue under the military housing privatization projects is the U.S. military's BAH, which is the cost-of-living stipend distributed monthly by the DoD to members of the U.S. military and which is distributed directly by the U.S. government.

  •
  Market leadership in off-campus student and military housing. We are one of the largest providers of off-campus student housing in the U.S., with 54 student housing properties comprising approximately 33,340 beds in 24 states as of December 31, 2005. Our military housing group has won over 30% of the privatization projects on which it has bid (including those projects for which the right to exclusive negotiations have been awarded) and, with projects covering 21 military bases, has been awarded, to our knowledge, more bases to date than any other provider of military housing.

  •
  Experienced management team/strong relationships. Our management team has extensive experience in the student and military housing businesses and the commercial real estate industry and have been involved in real estate transactions valued at over $5.0 billion. We have built extensive and strong relationships in both the student housing and military housing industries. We seek to utilize these relationships and the experience of our management team to pursue selected properties in the student housing market and to win the more attractive military housing privatization projects. See "Executive Officers of the Registrant" at the end of Part 1 of this report for more information about our management team.

Financing Strategy

        We have no restriction in our declaration of trust or bylaws regarding the amount of indebtedness we may incur. Under our line of credit, however, we must maintain a leverage ratio of equal to or less than 65% as of the end of each fiscal quarter through the end of 2005, and 60% as of the end of each fiscal quarter thereafter commencing on March 31, 2006. Our debt level changes as we acquire properties or projects and refinance existing properties. The amount of total indebtedness we decide to incur during any particular period depends on how we structure and finance our property acquisitions and the current market cost of debt. The formula we use to calculate our leverage ratio is as follows:

Total debt - Non-restricted cash - Short-term investments
Real estate investments, at cost + Intangible assets

        As of December 31, 2005, our leverage ratio was approximately 58.6%. These calculations exclude indebtedness under reverse repurchase agreements. We expect that our actual leverage ratio will fluctuate from quarter to quarter within our target debt-to-assets ratio in the range of 45% to 60%. It is possible that our leverage ratio may exceed or fall below our target range for our leverage ratio from time to time.

        We will generally decide whether to use debt or equity financing to acquire a property by considering the most attractive interest rates, repayment terms and maturity dates available in the marketplace at the time, and customize our financing strategy for each individual transaction. During 2006, we expect to acquire additional student housing properties and development projects through joint venture structures similar to the joint venture terms that we entered into with respect to our Orono, Maine and Bowling Green, Ohio development properties (see disclosure appearing under the section titled "Business—Our Recent Activities—Student Housing" in Part I, Item 1 of this report).We intend to fund the equity portion of these joint ventures by using funds from our credit facility or from available cash from operations. We may also determine that it is appropriate for the Company to purchase additional student housing properties alone, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property. In addition to utilizing cash from operations and from our line of credit, we may leverage existing student housing properties which are underleveraged or unencumbered by debt to generate cash to fund the purchase of additional student housing properties, provided we comply with the terms of our line of credit. We expect that our primary source of funding for the equity associated with the acquisition of student housing properties and development projects during the next 12 months, whether through a joint venture structures or not, will be our credit facility and the placement of mortgage debt on the assets acquired. We also may finance the acquisition of properties through additional equity securities offerings, including offerings of preferred or common shares or units of our operating partnership.

        We also may obtain unsecured and/or secured financing through public and private markets. We may access various sources of capital including banks, financial institutions and institutional investors through lines of credit, bridge loans and other arrangements. We currently have a three-year unsecured $150.0 million revolving line of credit from a syndicate of lenders led by Bank of America, N.A. As of December 31, 2005, we had $36.0 million in outstanding borrowings drawn from this credit facility, which funds were used as financing for acquisitions and for working capital and other general corporate purposes. The amount of funds available for future draws under this facility are subject to a borrowing base calculation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in this report.

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

Line of Credit

        In November 2004, after completion of our initial public offering, we obtained a three-year, $150.0 million revolving credit facility from a syndicate of lenders for which Bank of America, N.A. serves as the Administrative Agent. We amended the credit facility in August 2005 to, among other things, modify certain financial covenants and the interest rates applicable to borrowing under the credit facility. Availability under the credit facility as of December 31, 2005 was limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool as of the end of the previous quarter (which in no event may contain fewer than five student housing properties) and 50% of the annualized value of our cash flow from our management, development and construction/renovation fees received in connection with military housing projects and from the management of student housing properties in the previous quarter, provided that the total cash flow attributable to annualized management fees did not exceed 50% of the borrowing base. As of December 31, 2005, we had availability under the credit facility equal to $150.0 million, of which $36.0 million in borrowings was outstanding, and bearing interest at a rate of 6.50%. As of December 31, 2005, there were no letters of credit outstanding under the credit facility. As of March 31, 2006, we had availability under the credit facility equal to $150.0 million, of which $75.0 million was outstanding, and bearing interest at a Eurodollar rate based on 30-day LIBOR, 60-day LIBOR and 90-day LIBOR ranging from 4.68% to 4.92%, plus 2.125%, resulting in total interest rates ranging from 6.81% to 7.05%. As of March 31, 2006, there were no letters of credit outstanding under the credit facility. Advances under the credit facility bear interest, at the election of the borrower, at a Eurodollar rate based on LIBOR or a base rate based on the prime rate announced by Bank of America, N.A., plus a rate ranging from 1.625% to 2.375% for Eurodollar rate loans or 0.75% to 1.75% for base rate loans, which we refer to in this report as the "Applicable Rate." The Applicable Rate is determined by the ratio of total debt to the total asset value of GMH Communities Trust, as defined in the credit facility. The credit facility also requires that we maintain certain corporate level financial covenants, which include that we:

  •
  may not make payments of dividends to our shareholders in 2005 in excess of 110% of our funds from operations, and 95% of funds from operations in 2006 and beyond. We did not comply with this covenant with respect to the amount of dividend distributions that we paid to our shareholders for the fiscal year ended December 31, 2005. As a result, we have obtained a waiver of this noncompliance with the covenant from the lender syndicate under the terms of the credit facility;

  •
  commencing with the first quarter of 2006, must maintain a total leverage ratio of no greater than 60% as of the end of each fiscal quarter. Under the terms of the credit facility, the total leverage ratio is defined as the ratio of our total debt to total asset value, with total asset value primarily consisting of the book value of our student housing properties plus cash flows from management of our student housing properties and military housing projects. As of December 31, 2005, the credit facility provided that the leverage ratio under this covenant was no more than 65%;

  •
  must comply with the following ratios: (i) fixed charge coverage ratio equal to or greater than 1.75x; (ii) interest coverage ratio equal to or greater than 2.00x; and (iii) unsecured interest coverage ratio equal to or greater than 2.25x;

  •
  may not exceed an aggregate amount of outstanding variable-rate indebtedness as a percentage of total outstanding indebtedness in excess of 30%. We were required to obtain a waiver with respect to this covenant during the first quarter of 2005 as a result of our failure to meet this requirement by February 8, 2005, as was set forth in the credit facility. We completed a refinancing of several variable-rate loans secured by student housing properties on February 24, 2005, which in effect lowered our outstanding variable-rate indebtedness as a percentage of fixed-rate indebtedness below the requisite 30% threshold; and

  •
  may incur no more than $25.0 million in recourse debt, exclusive of amounts borrowed under the credit facility, and in no event greater than $150.0 million in total; and maintain a consolidated tangible net worth of at least $275.0 million plus an amount equal to 75% of the net proceeds from any equity issuances subsequent to the closing date of the facility.

        The credit facility also contains an affirmative covenant requiring that we provide audited financial statements within 90 days after the end of each fiscal year. As a result of the delay in the filing of this report, we have obtained a waiver of this covenant from the lender syndicate that permits us to deliver our audited financial statements for the 2005 fiscal year no later than August 15, 2006.

Our Operating Partnership

        We own our properties and conduct substantially all of our business through our operating partnership, GMH Communities, LP, and its subsidiaries. In connection with the closing of our initial public offering in November 2004, GMH Communities, LP became our operating partnership as a result of the following transactions and structural changes:

  •
  our operating partnership redeemed all of Vornado's Class B limited partnership interest and non-managing general partnership interest, including a preferential return payable with respect to the Class B limited partnership interest and the unfunded portion of Vornado's $159.0 million equity commitment, using proceeds from the initial public offering;

  •
  our operating partnership exchanged the Class A limited partnership interest and managing general partnership interest held by Gary M. Holloway, Sr. for 19,624,294 limited partnership units, representing a 34% limited partnership interest, to Mr. Holloway; and Mr. Holloway contributed additional assets to our operating partnership, including interests in entities that own our corporate headquarters and aircraft and interests in an additional student housing property;

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

  •
  our operating partnership issued 2,583,334 limited partnership interests, representing a 4% limited partnership interest, to FW Military Housing LLC in exchange for the contribution by this entity of the remaining membership interests in the joint venture that owned an interest in the Fort Carson project;

  •
  our operating partnership issued 671,190 limited partnership interests, representing a 1% limited partnership interest, to an affiliate of Vornado in exchange for the contribution by Vornado of its 90% in New Towmed, LLC, an entity that owned one student housing property; and

  •
  an aggregate of 2,765,000 of the limited partnership interests were transferred to specified employees of GMH Associates, certain of whom are our executive officers and other employees, in satisfaction of a commitment regarding profits interests previously awarded by Mr. Holloway to these employees with respect to four student housing properties and the military housing business contributed by Mr. Holloway's affiliates.

        Holders of limited partnership units of our operating partnership, other than us, will, after a one-year holding period, subject to earlier redemption in certain circumstances, be able to redeem their limited partnership units for our common shares on a one-for-one basis, subject to adjustments for share splits, dividends, recapitalizations and similar events. At our option, in lieu of issuing common shares upon redemption of limited partnership units, we will be able to pay holders of units a cash amount equal to the then-current value of our common shares, except that Gary M. Holloway, Sr. will have the right to direct us to issue common shares upon redemption of limited partnership units that he or his affiliates own subject to his restriction from owning more than 20% of the Company's outstanding common shares. These redemption rights generally may be exercised by the limited partners at any time after one year. Holders of limited partnership units will receive distributions equivalent to the dividends we pay to holders of our common shares, but holders of limited partnership units will have no voting rights, except in certain limited circumstances. As the sole owner of the general partner of our operating partnership, we have the exclusive power to manage and conduct our operating partnership's business, subject to the limitations described in the partnership agreement of our limited partnership. In connection with the investment by affiliates of Vornado Realty L.P. in our operating partnership and the issuance of the warrant, we and our operating partnership have, however, agreed to certain restrictions regarding our activities and assets and the activities and assets of our operating partnership, a violation of which could expose us and our operating partnership to substantial liability for damages. See "Our Business—Our Agreements with Vornado Realty L.P. and its Affiliates Restrict our Activities" below.

Our Agreements with Vornado Realty Trust and its Affiliates Restrict Our Activities

        In connection with Vornado Realty Trust's investment in our operating partnership as it existed prior to our initial public offering, Vornado also purchased for $1.0 million a warrant to acquire, at its option:

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

        Upon closing of our initial public offering, Vornado exercised the warrant to purchase 6,666,667 units of limited partnership interest in our operating partnership at a price of $7.50 per unit, which represented a 20.972% economic interest in our operating partnership immediately prior to our initial public offering. As of April 1, 2006, the remaining portion of the warrant was exercisable for up to 6,085,180 units of limited partnership interest of the operating partnership or common shares, at an exercise price of $8.22 per unit or common share. On May 2, 2006, the warrant exercise period ended, and the remaining portion of the warrant automatically converted into 1,817,247 common shares through a net, or cashless, exercise feature under the warrant. We have agreed to register for resale all of the common shares issuable upon exercise of the warrant, including common shares that may be issuable upon redemption of units of limited partnership interest of the operating partnership issued under the warrant.

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

        If we breach these restrictions and, as a result, Vornado or certain of its affiliates or transferees fails to qualify as a REIT or otherwise incurs liability for taxes, penalties or similar charges, we and our operating partnership will be required to indemnify Vornado or certain of its affiliates or transferees for all losses, liabilities, costs and expenses attributable to the breach, which may be substantial.

        These restrictions were modified in connection with the redemption of Vornado's former Class B limited partnership interests in our operating partnership to permit us to provide consulting services to an affiliate of Gary M. Holloway, Sr. in connection with property management services the affiliate provides for student housing properties.

Taxable REIT Subsidiaries

        In connection with our formation transactions, the outstanding interests of GMH Military Housing, LLC were transferred to our operating partnership. Upon completion of our initial public offering, we made an election to treat the entity as a corporation and as a taxable REIT subsidiary. We formed College Park Management TRS, Inc. on September 15, 2004, and made an election on October 28, 2004 to have the entity treated as a taxable REIT subsidiary. GMH Military Housing, LLC manages the development, construction and operation of the properties in our military housing business, among other services that neither we nor our operating partnership can undertake directly under applicable REIT tax rules. College Park Management TRS, Inc. provides property management services to certain third party owners of student housing properties, including colleges, universities and other private owners. On January 1, 2006, the interests in both of GMH Military Housing, LLC and College Park Management TRS, Inc. were transferred to GMH Communities TRS, Inc., a taxable REIT subsidiary that is wholly owned by our operating partnership. Each of our taxable REIT subsidiaries pays income taxes at regular corporate rates on their taxable income.

Regulatory Matters

        Many laws and governmental regulations are applicable to the properties we own or will own, and changes in the laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Our current properties and any additional acquired properties must comply with the Americans with Disabilities Act of 1990, or the ADA, and the Fair Housing Amendments Act of 1988, or the FHAA. Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. The ADA generally requires that public facilities be made accessible to people with disabilities. In order to comply with the ADA requirements, we may be required to make improvements at our properties in order to remove barriers to access.

        The FHAA, its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development prohibit discrimination in the sale, rental and financing of dwellings, and in other housing-related transactions, based on race, color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18) and handicap or disability, and in some states, on financial capability. Violation of these laws can result in significant damage awards to victims. We have a strong policy against any kind of discriminatory behavior and train our employees to avoid discrimination or the appearance of discrimination. In addition, the FHAA requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. The FHAA further requires that we allow residents, at their own expense and subject to our review, to make private facilities within our properties accessible to people with disabilities. When requested by residents, we will attempt to make the appropriate and required accommodations to enable them to make the improvements.

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

        Prior to closing any property acquisition, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. As of December 31, 2005, none of our owned properties had any known material environmental issues.

        While we may purchase many of our properties on an "as is" basis, all of our purchase contracts contain a due diligence contingency clause, which permits us to reject a property because of any due diligence issues discovered at the property.

Depreciation

        Generally, the federal tax basis for our properties used to determine depreciation for federal income tax purposes will be our acquisition costs for such properties. To the extent properties are acquired with units of our operating partnership or its subsidiaries, we will acquire a carryover basis in the properties. For federal income tax purposes, depreciation with respect to the real property components of our properties, other than land, generally will be computed using the straight-line method over a useful life of 27.5 years, for a depreciation rate of 3.63% per year.

Employees

        As of December 31, 2005, the student housing business employed 507 full-time employees and 737 part-time employees, the military housing business employed 411 full-time employees and seven part-time employees, and we employed in our corporate staff 119 full-time employees. Employees include those at the property level providing services as well as regional and corporate staff directly providing services to both the student housing and military housing properties. Part-time employees are primarily located at the property level in various student housing resident assistance programs. We believe that our relations with our employees are good. As of December 31, 2005, five of our student housing employees were members of an organized labor union, and we were in the process of negotiating a collective bargaining agreement with 36 of our military housing employees, which if agreed upon, could lead to the unionization of these employees.

Item 1A. Risk Factors

Risks Relating to Our Business and Growth Strategy

Our internal control over financial reporting may not be sufficient to ensure timely and reliable financial information.

        As discussed under Item 9A of this Annual Report on Form 10-K, in connection with the completion of the audit of our financial statements for the fiscal year ended December 31, 2005 and an investigation performed by our Audit Committee during the first quarter of 2006, the Company identified and communicated to the Company's independent registered public accounting firm "material weaknesses" involving internal control over financial reporting and its function. In connection with the Audit Committee's investigation, since the end of fiscal 2005, the Company has adopted, and is in the process, of implementing various measures (as identified in Item 9A of this report) in connection with the Company's ongoing efforts to improve its internal control processes and corporate governance. There can be no assurance that these improvements will adequately address the identified control weaknesses prior to the fiscal year ending on December 31, 2006 or beyond that date, or that further improvements will not be required.

        The Company's growth could continue to place stress on its internal control systems, and there can be no assurance that the Company's current control procedures will be adequate. Even after corrective actions have been implemented, the effectiveness of the Company's internal control over financial reporting may be limited by a variety of risks, including faulty human judgment and simple errors, omissions and mistakes, inappropriate management override of procedures, and risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information. If the Company fails to have effective internal control over financial reporting in place, it could be unable to provide timely and reliable financial information.

Pending class action securities litigation or the commencement of an investigation by the SEC could adversely affect the Company's financial condition and results of operations.

        There have been several class action complaints filed against the Company and our chief executive officer and former chief financial officer. These complaints allege, among other things, that the defendants committed securities fraud in connection with the offer, purchase and sale of the Company's common shares between October 28, 2004 and March 10, 2006. As of the filing of this report, a class has not been certified by the court and a motion to appoint a lead plaintiff is expected to be filed. The outcome of this litigation is uncertain, and although the Company will defend itself against the claims made in these lawsuits, no assurance can be given as to the outcome of this litigation. For a discussion of this pending litigation, see Part I, Item 3 of this report titled "Legal Proceedings." Costs associated with defending this securities litigation, or with the payment of any judgments in or settlements of such litigation, could adversely affect the Company's financial condition and results of operations.

        In addition, after we alerted the SEC of the Audit Committee investigation and related matters, the SEC staff initiated an informal inquiry in connection with these matters. If the SEC ultimately investigates these matters, or any restatements of our financial statements, the investigation could adversely affect the Company's ability to access the capital markets. In addition, the Company could incur significant legal, accounting and other costs in connection with responding to any such investigation, and could be required to pay large civil penalties and fines resulting from any enforcement actions that could be instituted by the SEC. The SEC also could impose other sanctions against us or certain of our executive officers. These additional costs, together with the likely strain on management's time and attention and other of our operational resources in addressing any such investigation, could adversely affect our financial condition and results of operations.

The activities of the Special Committee of our Board of Trustees in evaluating strategic and financial alternatives, including any potential offer to acquire the Company, could cause us to incur significant costs and divert management's attention from our business, which could materially affect our results of operations.

        Our Board of Trustees has formed a Special Committee to consider and analyze strategic and financial alternatives, including, but not limited potential offers to acquire the Company by third parties. The Special Committee has engaged independent financial advisors and legal counsel to support its activities. In the course of evaluating these strategic and financial alternatives, we, through the Special Committee, will incur significant fees and expenses which could materially affect our results of operations. In addition, our management's attention could be diverted from our normal operations to respond to the Special Committee's requests or instructions regarding any strategic and financial alternatives, which could adversely impact our ability to operate our business.

We commenced operations through our operating partnership in 2004, have a limited history of operating and owning our student housing properties and military housing privatization projects, and therefore may have difficulty successfully and profitably operating our business.

        We have only recently commenced operations through the acquisition of our student housing properties, investments in military housing privatization projects and agreements to manage student housing for others by our operating partnership in connection with our initial public offering in November 2004 and the related formation transactions at the time of our initial public offering. As a result, we have a limited operating history and limited experience in owning these student housing properties and operating these military housing privatization projects. Furthermore, we acquired all of our student housing properties and investments in military housing privatization projects we own as of December 31, 2005 within the past two years and we have limited operating histories for the properties currently under management. Consequently, our historical operating results and the financial data set forth in this report may not be useful in assessing our likely future performance. We cannot assure you that we will be able to generate sufficient net income from operations to make distributions to our shareholders.

We have experienced, and expect to continue to experience, rapid growth in our student housing and military housing businesses and may not be able to adapt our management and operational systems to respond to the acquisition and integration of additional properties and investments in privatization projects without unanticipated disruption or expense.

        We acquired all of our student housing properties and investments in military housing privatization projects since July 2004 and expect to continue to acquire additional student housing properties and invest in military housing privatization projects on a rapid basis.

        As a result of this rapid growth of our properties portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire or retain sufficient operational staff to integrate these student housing properties and military housing privatization projects into our portfolio and manage any future acquisitions of additional student housing properties or military housing privatization projects without operating disruptions or unanticipated costs. Our failure to successfully integrate any future student housing property acquisitions, student housing property management contracts or military housing privatization projects into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.

Since our initial public offering, our cash flow from operations has been insufficient to fund our dividend distributions to our shareholders, and we expect it to continue to be so for some period in the future. Therefore, we expect to borrow funds in order to make these dividend distributions.

        Since completion of our initial public offering, we have used borrowings under our credit facility to pay a portion of dividend distributions to our shareholders. We expect that for some period in the future, our cash flow from operations will continue to be insufficient to fund our distributions to shareholders. As a result, we expect to rely on third-party debt financing, including funds from our credit facility, in order to fund a portion of our dividend distributions until our cash flow from operations are sufficient to fund dividend distributions declared by our board of trustees. Since we obtained our line of credit, there have been several instances of noncompliance with restrictive covenants under the facility, including the covenant relating to distributions to shareholders in excess of the specified percentage of our funds from operations. In the past, we have received waivers from the syndicate lenders for these instances of our noncompliance, however, there can be no assurance that we will not require an additional waiver relating to this covenant or waivers for other restrictive covenants under the credit facility and that the syndicate lenders will approve such waivers. If we are unable to receive waivers with respect to our noncompliance with restrictive covenants under the credit facility, then we will be unable to borrow funds from the line of credit that may be needed to fund our dividend distributions to our shareholders at historical levels. Any additional indebtedness that we incur with respect to payment of our dividend distributions will increase our leverage and decrease our ability to borrow money for other needs, such as the acquisition or development of student housing properties and investments in military housing privatization projects. Approximately 59% of our distributions for the year ending December 31, 2005 represented a return of capital for federal income tax purposes.

We expect our real estate investments to continue to be concentrated in student housing and military housing, making us more vulnerable to economic downturns in these housing markets than if our investments were diversified across several industry or property types.

        We elected to be treated as a REIT for federal income tax purposes in connection with the filing of our tax return for the taxable year ended December 31, 2004, and we expect to continue to qualify as a REIT in the future. Accordingly, we will invest primarily in real estate. We intend to acquire, manage, and to a lesser extent, develop student housing properties, and to develop, construct, renovate and manage military housing properties. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest primarily in student and military housing properties. A downturn in the student or military housing markets could negatively affect our ability to lease our properties to new student residents and our ability to profitably operate our military housing privatization projects or obtain new privatization projects. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of the student and military housing markets.

If we are unable to successfully perform our obligations under our current student housing property management agreements and current military housing privatization projects, our ability to execute our business plan and our operating results could be adversely affected.

        We cannot assure you that we will be able to successfully manage our student housing properties, or develop, construct, renovate and manage the military housing properties under our privatization projects, or that we will be able to perform our obligations under our current student housing property management agreements or military housing privatization projects. If we are unable to perform, we may be unable to execute our business plan, which could have a material adverse effect on our operating results and financial condition and our ability to make distributions to our shareholders.

We have agreed with Vornado Realty L.P. that our activities will satisfy certain requirements. If we are unable to satisfy these requirements we could be liable for substantial amounts.

        In connection with the investment by affiliates of Vornado Realty L.P. in our operating partnership and the issuance of a warrant to Vornado Realty L.P., we and our operating partnership have agreed to certain restrictions regarding our activities and assets and the activities and assets of our operating partnership. If we breach any of these agreements, and, as a result, Vornado Realty L.P. or any of its permitted transferees under the warrant that have made a REIT election fails to maintain its qualification as a REIT or otherwise incurs liability for any tax, penalty or similar charges, we and our operating partnership could be exposed to substantial liability for damages attributable to our breach.

Our debt service obligations may have a negative impact on our ability to make dividend distributions to our shareholders, pursue our business plan and maintain our REIT status, and our management and board of trustees have discretion to increase the amount of our outstanding debt at any time without approval of our shareholders.

        We do not have a policy limiting the amount of debt that we may incur, although we have established 45% to 60% as our target leverage ratio. Accordingly, our management and board of trustees have discretion to increase the amount of our outstanding debt at any time without approval by our shareholders. As of December 31, 2005, our total indebtedness was approximately $728.1 million, and we may incur additional debt to finance future acquisition and investment activities. Payments of principal and interest on borrowings could leave us with insufficient cash resources to operate our student housing properties and military housing privatization projects or to pay the dividend distributions currently contemplated or necessary to maintain our REIT qualification.

If we were to default on our secured debt or debt under our credit facility in the future, the loss of any property securing the debt could adversely affect our business or result in the debt under our credit facility being immediately due and payable.

        A substantial portion of our debt is secured by first mortgages on our properties. However, we also have a $150.0 million unsecured credit facility. Our cash flow may be insufficient to make required payments of principal and interest on our debt. Any default in payment of our indebtedness or violation of any covenants in our loan documents could result in the loss of our investment in the properties securing the debt or result in our debt obligations under our credit facility being immediately due and payable, to the extent that we are unable to obtain waivers of financial covenants from our lenders or amend the loan documents. Additionally, some of our indebtedness contains cross default provisions. A default under a loan with cross default provisions could result in default on other indebtedness.

We are subject to risks associated with the general development of housing properties, including those associated with construction, lease-up, financing, real estate tax exemptions, cost overruns and delays in obtaining necessary approvals, and the risk that we may be unable to meet schedule or performance requirements of our contracts.

        We intend to continue to acquire, manage, and to a lesser extent, develop student housing properties, and to develop, construct, renovate and manage military housing properties under our privatization projects, in accordance with our business plan. We also engage in the development and construction of student housing properties. These activities may include the following risks:

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

Our management has limited prior experience operating a REIT or a public company. These limitations may impede the ability of our management to execute our business plan successfully and operate our business profitably.

        Our management has limited prior experience in operating a REIT or in managing a publicly owned company, or managing growth at the levels we expect in the near future. We cannot assure you that the operating performance of our student housing properties and military housing privatization projects will not decline under our management. We may be unable to hire additional personnel on a timely basis. Therefore, you should be especially cautious in drawing conclusions about the ability of our management team to execute our business plan.

Our predecessor entities have a history of incurring losses, and we may incur losses in the future.

        For the period from January 1, 2004 through November 1, 2004, which is the date before we acquired the assets of our predecessor entities in connection with the closing of our initial public offering on November 2, 2004, our predecessor entities experienced a net loss of $37.3 million. This loss resulted principally from compensation expenses that were attributed to us as a result of profits interests payments and employee bonuses paid by Gary M. Holloway, Sr. in connection with our initial public offering. If our student housing and military housing businesses do not generate sufficient revenue from operations to maintain profitability, we may be unable to make dividend distributions to our shareholders.

Specific Risks Related to Our Student Housing Business

Virtually all of our student housing leases, which typically have a 12-month lease term, become subject to renewal with existing student residents or lease-up with new student residents prior to the start of the academic year at colleges and universities. If we are unable to renew or lease-up our student housing properties prior to the start of the academic year, our chances of leasing these properties during subsequent months is reduced, and correspondingly, our rents and operating results will be adversely affected.

        As a result of the student demand for rental housing during the several months prior to the beginning of the academic year at colleges and universities, which typically lasts from January through July, we generally lease our student housing properties to students under 12-month leases during this period. During this lease-up period, we typically will execute the majority of our leases for student housing units and therefore are dependent on the effectiveness of the marketing efforts of our on-site management teams. Because the terms of these leases will end at, or near the same time, we must re-lease the majority of our student housing units during this limited timeframe. If our marketing and leasing efforts are unsuccessful during this limited lease-up period, we may be unable to lease a substantial majority of our student housing units. Consequently, the failure to adequately market and lease-up our properties could have a material adverse effect on our operating results and financial condition.

We face significant competition from university-owned on-campus student housing, from other off-campus student housing properties and from traditional multi-family housing located near colleges and universities.

        On-campus student housing has certain advantages over off-campus student housing in terms of physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than we and other private owners and operators can.

        Currently, the off-campus student housing industry is fragmented with no participant holding a significant market share. We also compete with national and regional owner-operators of off-campus student housing in a number of markets, as well as with smaller local owner-operators. Our properties often compete directly with a number of student housing complexes that are located near or in the same general vicinity of many of our properties. These competing student housing complexes may be newer than our properties, located closer to campus, charge less rent, possess more attractive amenities or offer more services or shorter terms or more flexible leases.

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

        In addition, our ability to successfully lease our student housing properties depends on a number of factors, including maintaining good relationships with college and university communities (especially in connection with colleges and universities that refer students to us) and our continued ability to attract student residents to our properties. Many colleges and universities assist their students in the identification of attractive student-friendly off-campus housing through the distribution of off-campus property materials and the recommendation of college- and university-approved off-campus housing properties on their web sites. If colleges and universities change their policies on recommending off-campus student housing to their students, or cease distribution of off-campus student housing marketing materials to their students, our ability to attract student residents and to lease and collect rents on our student housing properties could be adversely affected. Consequently, the failure to maintain relationships with local colleges and universities could have a material adverse effect on our student housing business.

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

        Our ability to acquire properties on favorable terms and successfully operate them may expose us to the following significant risks:

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

  •
  market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

  •
  we may acquire properties subject to liabilities without any recourse, or with only limited recourse, to the sellers, or with liabilities that are unknown to us, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of our properties and claims for indemnification by members, directors, officers and others indemnified by the former owners of our properties.

        Our failure to finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, could adversely affect our financial condition and results of operations.

The lenders of certain non-recourse indebtedness that we assume or place on our properties could have recourse against us for the full amounts of their loans under certain circumstances.

        As of December 31, 2005, we had $692.1 million in aggregate principal amount of debt secured by our properties. In general, mortgage debt is non-recourse to our subsidiary that owns the property and places the mortgage debt on the property, and will be non-recourse to us. However, the terms of each of the loans to which the mortgage debt relates include provisions that enable the lender to have recourse to the borrower generally if the borrower misrepresented certain facts or committed fraud. If one or more of the borrowers under these loans commits the acts described above, the lenders could have recourse against us for the full amount of the mortgage debt outstanding under their loans, which could adversely affect our liquidity and financial condition.

Specific Risks Related to our Military Housing Business

Certain military bases for which we own and operate a military housing privatization project have been approved for reduction of troops or closure under the Base Realignment and Closure, or BRAC, regulations. Our operating revenues from these projects and the value of our equity interest in the projects may be reduced, and our overall military housing segment revenues could be adversely affected with respect to the military bases under any of these military housing privatization projects.

        As part of the DoD's substantial reduction in the size of the U.S. military following the end of the Cold War, the federal government undertook four rounds of BRAC beginning in 1988, and again in 1991, 1993 and 1995. The fifth round of BRAC was initiated in 2004 and was completed on November 9, 2005, when, under current legislation, the final list of additional bases recommended for realignment or closure was approved by both President Bush and Congress. The BRAC law sets out a process that includes specific dates for government action and the creation of an independent commission appointed by the President. By way of background, the DoD released its initial recommendations for BRAC in May 2005, and the BRAC Commission then voted to amend the DoD's initial list on July 19, 2005. Under the BRAC Commission's revisions, several bases were removed from the DoD's list of bases targeted for closure, including the Submarine Base in New London, Connecticut and the Portsmouth Naval Shipyard in Kittery, Maine. In addition, the BRAC Commission also proposed a less significant realignment at the Fort Eustis base under our Fort Eustis/Fort Story project in Newport News, Virginia than was proposed by the DoD. However, the BRAC Commission proposed to close the Naval Air Station in Brunswick, Maine, which had been recommended by the DoD to be realigned. Finally, the BRAC Commission voted to uphold the DoD's recommendation to close the Walter Reed Army Medical Center in Washington, DC. In September 2005, the BRAC Commission sent its report to the President regarding its findings and recommendations with respect to the DoD's initial report, and President Bush accepted the BRAC Commission's recommendations in their entirety. On November 9, 2005, the BRAC round was completed when Congress approved the BRAC Commission's recommendations in their entirety.

        Under the final BRAC list as compared to the original DoD recommendations, the possible number of affected military housing units covered by our existing projects was reduced from 2,500 to 700 units, which remaining 700 units are located at the Naval Air Station in Brunswick, Maine. We believe that the closure of the Walter Reed Army Medical Center will not result in the loss of housing units, as these housing units are likely to be utilized by personnel who will be relocated from serving at Walter Reed to serving at nearby military medical facilities.

        If a base for which we maintain a privatization project is realigned or closed, our main source of tenants, members of the U.S. military and their families, will not continue to require housing at or near the base, resulting in a decreased rental revenue stream. This in turn may jeopardize our ability to collect future fees, and the value of our equity interest in the project could be adversely affected due to a reduction in its scope, to the extent that we are unable to re-lease any vacant units. The military housing privatization initiative had not been undertaken at the time of previous BRAC rounds, and therefore there is no historical information regarding the impact of a base closure on a military housing privatization project. To date, there has been no indication from the DoD or the BRAC Commission that the federal government has factored into its analysis the possible effects that a base closure or realignment resulting from BRAC could have with respect to the outstanding debt financing for a project. In addition, prior BRAC rounds have shown that even once a base is approved for closure or realignment, the actual closing or realignment of the base could take several years to be completed. Accordingly, management currently expects that the closure of the Naval Air Station in Brunswick, Maine will not occur for at least three years. We are unable to determine with any certainty, however, the specific impact, and the timing of any such impact, that base closures and realignments at our projects will have on our military housing operating results, other than the possible cessation or reduction of fees related to the affected bases.

        In addition, it is inherent in the nature of military service that members of the military may be deployed and stationed away from a particular base for an extended period of time or permanently be reassigned to another base. As a result of such absences, dependents may move out of military housing facilities resulting in vacant housing units to be managed and re-leased by us. Typical military housing lease agreements, which have a one-year lease term and continue month-to-month thereafter, provide that a military resident may terminate a lease and be released from any further obligations under the lease upon receipt of orders requiring the resident to be deployed or temporarily or permanently stationed away from the base for more than 90 days by providing us with proof of orders and an appropriate letter from the resident's commanding officer. If we are unable to re-lease these vacant units, the management fee revenue derived from the project's rental revenues will decrease, and the project may be unable to be appropriately funded for construction and renovation of units throughout the term of the project. We also may be unable to receive any other fees that we may have otherwise earned under the project, and the projected, or any, return on our investment in the project. Any such effect could have an adverse effect on our financial condition and results of operations.

        If there are significant numbers of base closures, force reductions or troop deployments that affect our existing military housing privatization projects, we may be unable to achieve the anticipated operating revenues to be derived from these projects and our results of operations may be adversely affected.

The joint ventures that own our military housing privatization projects have high leverage ratios which could cause us to lose cash flows and our investments in those projects if the joint ventures are unable to pay their debt service obligations.

        Typically, up to 90% of the capitalization of the joint ventures that own our military housing privatization projects is debt, such as through the sale of taxable bonds to the public. These joint ventures are not required to be consolidated with our operations, and as a result this indebtedness is not reflected on our balance sheet. As a result of the high leverage ratios of these joint ventures, reductions in their revenues could impair their ability to service their debt. For example, if the BAH paid to members of the U.S. military is reduced, the personnel is reduced at the bases where our projects are located or these bases are closed, the revenue generated by these joint ventures could decrease. In addition, to the extent that any of our projects are restructured, resulting in a significant loss of end-state units covered by the project, the revenues generated by the project would be reduced and could materially impair the ability to make payments to bondholders for bonds issued in connection with the project's financing. If any of the joint ventures covering our military housing privatization projects cannot service its indebtedness, we may not be paid with respect to certain projects on our development, construction, renovation and/or management fees, which would adversely affect our operating results. We also could lose our entire initial equity and any other additional investments in the project, which could adversely affect our financial condition.

We rely on key partners and contractors in connection with the construction and development of our military housing privatization projects, and our inability to maintain these relationships or to engage new partners or subcontractors under commercially acceptable terms to us could impair our ability to successfully complete the construction and development of our military housing privatization projects and to obtain new military housing privatization projects.

        We are dependent upon our relationships with partners and subcontractors in connection with the construction, renovation and development of our military housing privatization projects. Particularly, our management team has relationships with Centex Construction Company, LLC, The Benham Companies, LLC, Jeffrey M. Brown Associates, Inc. and Phelps Development, LLC. Subject to the terms of our agreements with these construction, renovation and design partners and contractors, these parties provide services to those military housing privatization projects in which they are involved. To the extent that we are unable to maintain our relationships with these partners and contractors or to engage new partners and contractors under terms acceptable to us, our ability to complete a project in a timely fashion, or at a profit, may be impaired. If the amount we are required to pay for these services exceeds the amount we have estimated in bidding for military housing privatization projects or other fixed-price work, we could experience losses in the performance of these projects. In addition, if a partner or subcontractor was unable to deliver its services according to our negotiated terms with them for any reason, including the deterioration of its financial condition, another subcontractor would need to be obtained to perform the services, potentially at a higher price. This may result in the significant delay or additional costs associated with performance under our military housing privatization projects, the adverse effect on our operating results through a reduction in the profit to be realized, or the recognition of a loss on a project for which the services were needed. In addition, if we are unable to successfully manage the provision of services by our partners and contractors, we may not be awarded future military housing privatization projects.

We are subject to the risks associated with conducting business with the federal government, such as the government's discontinuation of federal funding for some or all of its military housing privatization projects and the need to win new military housing privatization projects through a competitive bidding process.

        We are subject to risks associated with conducting business with the federal government. The DoD, pursuant to its authority granted under the 1996 National Defense Authorization Act, has approved, as of June 5, 2006, the award of 73 military housing privatization projects to private owners, and the future award of an additional 37 projects. Any Congressional action to reduce budgetary spending by the DoD could limit the continued funding of these private-sector projects and could limit our ability to obtain additional privatization projects, which would have a material adverse effect on our business. The risks of conducting business with the federal government also include the risk of civil and criminal fines and the risk of public scrutiny of our performance at high profile sites.

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

        The termination of the DoD's authority to grant privatization projects, the reduction of government funding for such projects and our inability to effectively compete for the award of future projects could have a material adverse effect on our military housing business and, correspondingly, on our operating results and financial condition.

If Congress does not approve appropriations each year relating to the provision of the BAH paid to members of the U.S. military, which is the primary source of rental revenues under our military housing privatization projects, or if BAH were eliminated, our operating revenues and projected returns on investments from our military housing privatization projects would be significantly reduced.

        Each year Congress must appropriate a budget for BAH for all of the branches of the U.S. military. We cannot assure you that such appropriations will be made in any given year, the appropriation each year will occur on a timely basis, or the amount of BAH appropriated will be sufficient to keep up with escalations in cost of living expenses. Moreover, we cannot assure you that the method of calculation, timing of payment, analysis of comparable market rents, cost of living increases or other issues affecting the amount and receipt of BAH by members of the U.S. military will not change from time to time, with possible material adverse consequences for the amount of operating revenues generated by our military housing privatization projects. The foregoing description of BAH is based on current law and DoD procedures. Congress can change the law and the DoD can revise its procedures at any time. We cannot assure you that such changes will not be made and, if changes are made, such changes may have a material adverse effect on the level of our operating revenues generated by our privatization projects.

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

If we are unable to reach definitive agreements regarding the military housing privatization projects that are under exclusive negotiations with the U.S. military or as to which we are participating in a solicitation process, we would be unable to recover any costs incurred during the period of exclusivity or solicitation.

        When we are initially selected for a military housing privatization project through the bidding process, we receive only the right to enter into exclusive negotiations with the applicable U.S. military branch, and the award of the project to us is subject to final approval from the U.S. military branch and Congress. During this exclusivity period, or during a pre-award solicitation period, each of which typically lasts between six months to one year, we will develop and present our plans to develop, construct, renovate and manage the project and may incur significant costs during this process. These costs include, among other things, surveyors, equipment, vehicles, on-site personnel salary and wages, inventory, and office and administrative set-up costs.

        We cannot assure you that we will receive final approval from Congress on the award of any projects currently under exclusive negotiations or as to which we are participating in a solicitation process, or that the U.S. military branch will not decide to award the project to a competitor at the end of our exclusive negotiations or the solicitation process. If we do not receive final approval on the award of the project from the U.S. military branch or Congress, we may be unable to recover all of the costs that we have incurred during the exclusivity period or the solicitation process through our general military housing operations. For example, based upon the solicitation process outlined by the Air Force, we anticipate that by the time of the projected closing for the Air Force privatization project, for which we are currently in the solicitation process, we will have spent approximately $3.5 million in costs, some or all of which we may not recover if we do not receive final approval from the Air Force on the project. Our failure to recover costs that we incur in connection with military housing privatization projects that are under exclusive negotiations or as to which we are participating in a solicitation process may cause the operating results of our military housing business to be adversely affected.

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

  •
  authorize the issuance of additional common or preferred shares, or units of our operating partnership which may be convertible into common shares; and

  •
  classify or reclassify any unissued common shares or preferred shares and to set the preferences, rights and other terms of such classified or reclassified shares, including preferred shares that have preference rights over the common shares with respect to dividends, liquidation, voting and other matters or common shares that have preference rights with respect to voting.

        The issuance of additional shares could be substantially dilutive to our existing shareholders.

Our board of trustees may approve the issuance of a class or series of common or preferred shares with terms that may discourage a third party from acquiring us.

        Our board of trustees may classify or reclassify any unissued common or preferred shares and establish the preferences and rights (including the right to vote, participate in earnings and convert into common shares) of any such shares. Thus, our board of trustees could authorize the issuance of a class or series of common or preferred shares with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the common shares might receive a premium for their shares over the then current market price of our common shares.

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

        To qualify as a REIT under the Code, no more than 50% of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain types of entities) during the last half of each taxable year (other than our first REIT taxable year). Our declaration of trust prohibits, subject to certain exceptions, direct or indirect ownership (including by virtue of applicable constructive ownership rules) by any person of more than 7.1% of our outstanding common shares (as determined by reference to number or value, whichever is more restrictive), other than (i) Gary M. Holloway, Sr. and certain related persons, who are permitted in the aggregate to own up to 20% of the number or value of our outstanding common shares, whichever is more restrictive, (ii) Steven Roth and certain related persons, who are permitted in the aggregate to own up to 8.5% of the number or value of our common shares, whichever is more restrictive and (iii) Vornado Realty L.P., certain persons related to Vornado Realty L.P., certain of transferees or assignees of Vornado Realty L.P. or related persons and affiliates of such transferees or assignees, to which no ownership limit applies. Generally, common shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. The definition of "person" in our declaration of trust is broader than the definition of "individual" that applies under the Code for purposes of the REIT qualification requirement that no more than 50% of our outstanding shares of beneficial interest be owned, directly or indirectly, by five or fewer individuals. As a result, our declaration of trust will prohibit share ownership in some circumstances where the ownership would not cause a violation of the REIT ownership requirement. Any transfer of our common shares that would violate the ownership limitation under our declaration of trust will be null and void, and the intended transferee will acquire no rights in such shares. Instead, such common shares will be designated as "shares-in-trust" and transferred automatically to a trust effective at the close of business on the day before the purported transfer of such shares. The beneficiary of a trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then current market price or which such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 7.1% in number or value, whichever is more restrictive, of our outstanding common shares.

Our executive officers and certain of our trustees may experience conflicts of interest in connection with their ownership interests in our operating partnership.

        Certain of our executive officers and trustees, including Gary M. Holloway, Sr., may experience conflicts of interest relating to their ownership interests in our operating partnership. With regard to ownership interests in our operating partnership, as of December 31, 2005, Mr. Holloway beneficially owned a 24.0% limited partnership interest in our operating partnership and our other executive officers, including Bruce F. Robinson, who is also one of our trustees, collectively owned a 2.5% limited partnership interest in our operating partnership. Michael D. Fascitelli, also one of our trustees, is the president and a member of the board of trustees of Vornado Realty Trust, which, indirectly through its operating partnership and an affiliated entity, owned an aggregate of 7,337,857 units of limited partnership interest in, or 10.2%, of our operating partnership, 2,517,247 of our common shares, or 6.1% of GMH Communities Trust, as of May 2, 2006. Conflicts may arise as a result of these persons' ownership interests in, or their affiliates' interests in, our operating partnership to the extent that their interests as limited partners diverge from our interests, particularly with regard to transactions, such as sales of assets or the repayment of indebtedness, that could be in our best interests and our shareholders but may have adverse tax consequences to the limited partners in our operating partnership.

Certain of our executive officers and trustees may have conflicts of interest as a result of their profits interests in a student housing property that we currently have under management and in which Gary M. Holloway, Sr. owns a 20% interest.

        Mr. Holloway and certain of our other executive officers, including Bruce F. Robinson, who is also one of our trustees, may experience conflicts of interest with respect to profits interests that they currently hold in a student housing property, The Commons, located near Auburn University in Alabama and for which we currently provide management consulting services. Mr. Holloway owns a 20% equity interest in the limited partnership that, through a joint venture, owns The Commons, and certain of our executive officers and their affiliates collectively hold profits interests totaling 26.7% of the gain, if any, realized by Mr. Holloway upon sale of the property. The conflicts of interest would adversely affect our business to the extent that our trustees' and executive officers' interests in this property diverge from the interests of GMH Communities Trust. Also, Mr. Holloway, Mr. Robinson and our other executive officers who hold a profits interest in the property may have conflicts of interest with regard to the terms under the consulting agreement that covers The Commons.

Gary M. Holloway, Sr. may have conflicts of interest as a result of his ownership of an entity that provides services to us, leases space from us.

        Mr. Holloway owns a 100% equity interest in GMH Capital Partners, LP, an entity that provides property management and real estate brokerage services for office, retail, industrial, multi-family and corporate properties as well as general contracting and construction management services and acquisition, disposition and development services. GMH Capital Partners, LP is not contractually prohibited from competing with us and engages in the management of certain student housing properties. In addition, GMH Capital Partners, LP leases space in our corporate headquarters, which we acquired in connection with our initial public offering. As a result of the ongoing ownership interests that Mr. Holloway owns in GMH Capital Partners, LP, there may be conflicts of interest with regard to the terms that we enter into pursuant to our lease to GMH Capital Partners, LP. In addition, we may engage GMH Capital Partners, LP to provide certain real estate brokerage services for us in the future.

Because Gary M. Holloway, Sr. owns a significant number of units in our limited partnership, he may be able to exert substantial influence on our management and operations, which may prevent us from taking actions that may be favorable to our shareholders.

        As of December 31, 2005, Mr. Holloway beneficially owned 24.0% of the outstanding units of limited partnership interest in our operating partnership. If the maximum number of units redeemable for our common shares by Mr. Holloway were actually redeemed, Mr. Holloway would beneficially own approximately 20.0% of our outstanding common shares. Although the terms of our declaration of trust limit Mr. Holloway's ability to redeem his limited partnership interests to up to 20.0% of our outstanding common shares, such an ownership concentration of our shares may adversely affect the trading price of our common shares if investors perceive disadvantages to owning shares in companies with controlling shareholders. If we were to redeem the maximum number of Mr. Holloway's units for common shares and Mr. Holloway were to retain those shares, he would have the ability to exert significant influence over all matters requiring approval of our shareholders, including the election and removal of trustees and any proposed merger, consolidation or sale of substantially all of our assets. In addition, he could influence significantly the management of our business and affairs. This concentration also could have the effect of delaying, deferring or preventing a change of control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. Further, Mr. Holloway's concentration of ownership in our operating partnership affords him the ability to exert substantial influence over matters, such as a merger, consolidation or sale of substantially all of the assets of our operating partnership, all of which, under certain circumstances, require the consent of limited partners owning more than 50% of the partnership interest of the limited partners (other than those held by us or our subsidiaries).

One of our trustees may have a conflict of interest as a result of his affiliation with Vornado Realty Trust, one of our largest shareholders on a fully-diluted basis.

        Mr. Fascitelli, one of our trustees, is the president and a member of the board of trustees of Vornado Realty Trust. As described elsewhere in this prospectus, our operating partnership was initially formed in July 2004 through a joint venture between entities owned by Mr. Holloway and Vornado Realty L.P., the operating partnership of Vornado Realty Trust. In connection with our formation transaction, we issued a warrant to Vornado Realty L.P., from which Vornado has purchased 6,666,667 units of limited partnership in our operating partnership as of January 1, 2006. On May 2, 2006, the expiration date under the warrant, Vornado received an additional 1,817,247 of our common shares through a net, or cashless, exercise feature of the warrant. Vornado also purchased 700,000 shares in our recent follow-on offering of common shares completed on October 4, 2005. Vornado CCA Gainesville, LLC, an affiliate of Vornado Realty L.P., also owns 671,190 units of limited partnership interest in our operating partnership, which were issued in connection with the contribution of an interest in a student housing property to our operating partnership at the time of our initial public offering. In addition, we are required to register for resale the common shares issuable upon exercise of the warrant and the other units currently held by Vornado CCA Gainesville, LLC. Under the terms of the warrant, Vornado has the right to designate for election to our board of trustees Mr. Fascitelli or such other officer of Vornado who is reasonably acceptable to us to serve on our board of trustees, so long as it holds common shares or units of limited partnership interest in our operating partnership acquired under the warrant at an aggregate price of not less than $10.0 million. Vornado exercised this right in August 2005, and Mr. Fascitelli was elected to serve on our board of trustees on August 10, 2005. As of result of the foregoing, Mr. Fascitelli could experience conflicts of interest between his duties to us and our shareholders and his duties to Vornado and its shareholders.

Some of our executive officers and trustees have other business interests that may hinder their ability to allocate sufficient time to the management of our operations, which could jeopardize our ability to execute our business plan.

        Some of our executive officers and trustees have other business interests that may hinder their ability to spend adequate time on our business. Mr. Holloway retains 100% of the interests in GMH Capital Partners, LP, an entity that we did not acquire in our formation transactions, and several other entities relating to GMH Associates. GMH Capital Partners, LP provides various property management services and real estate brokerage services for office, retail, industrial, multi-family and corporate properties as well as construction management services and acquisition, disposition and development services. Mr. Holloway's employment agreement permits him to continue to provide management and other services to this entity, and the provision of such services may reduce the time Mr. Holloway is able to devote to our business.

Maryland law may discourage a third party from acquiring us.

        Maryland law provides broad discretion to our board of trustees with respect to its duties in considering a change in control of our company, including that our board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by our board.

        The Maryland Business Combination Act restricts mergers and other business combinations between our company and an interested shareholder. An "interested shareholder" is defined as any person who is the beneficial owner of 10% or more of the voting power of our common shares and also includes any of our affiliates or associates that, at any time within the two year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. A person is not an interested shareholder if, prior to the most recent time at which the person would otherwise have become an interested shareholder, our board of trustees approved the transaction which otherwise would have resulted in the person becoming an interested shareholder. For a period of five years after the most recent acquisition of shares by an interested shareholder, we may not engage in any merger or other business combination with that interested shareholder or any affiliate of that interested shareholder. After the five year period, any merger or other business combination must be approved by our board of trustees and by at least 80% of all the votes entitled to be cast by holders of outstanding voting shares and two-thirds of all the votes entitled to be cast by holders of outstanding voting shares other than the interested shareholder or any affiliate or associate of the interested shareholder unless, among other things, the shareholders (other than the interested shareholder) receive a minimum price for their common shares and the consideration received by those shareholders is in cash or in the same form as previously paid by the interested shareholder for its common shares. Our board of trustees has adopted a resolution, reflected in our bylaws, providing that we have opted out of the Maryland Business Combination Act. However, our board of trustees may opt at any time, without the approval of our shareholders, to make the statute applicable to us again. To the extent it applies, the business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer.

        Additionally, the "control shares" provisions of the MGCL are applicable to us as if we were a corporation. These provisions eliminate the voting rights of shares acquired in quantities so as to constitute "control shares," as defined under the MGCL. Our bylaws provide that we are not bound by the control share acquisition statute. However, our board of trustees may opt to make the statute applicable to us at any time, and may do so on a retroactive basis.

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

        We have entered into agreements with certain of our executive officers, including Gary M. Holloway, Sr., Bruce F. Robinson, John DeRiggi, Joseph M. Macchione and J. Patrick O'Grady that provide them with severance benefits if their employment is terminated by us without cause, by them for good reason (which includes, among other reasons, failure to be elected to the board with respect to Mr. Holloway's agreement, and any election by us not to renew our agreements with them), or under certain circumstances following a change of control of our company. Certain of these benefits, including the related tax indemnity with respect to the employment agreements for Mr. Holloway and Mr. Robinson, could prevent or deter a change of control of our company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

        We are the sole general partner of our operating partnership, GMH Communities, LP, through our wholly owned subsidiary, GMH Communities GP Trust, a Delaware statutory trust, and we also owned units of limited partnership interest in our operating partnership equal to 54.8% of the total partnership interests in our operating partnership as of December 31, 2005. If GMH Communities GP Trust were disregarded as the general partner, we would be liable for our operating partnership's debts and other obligations. In such event, if our operating partnership is unable to pay its debts and other obligations, we will be liable for such debts and other obligations beyond the amount of our investment in our operating partnership. These obligations could include unforeseen contingent liabilities.

Risks Relating to Real Estate Investments

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our targeted properties and harm our financial condition.

        Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our student housing properties or military housing privatization projects in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Our targeted properties may not achieve forecasted results or we may be limited in our ability to finance future acquisitions, which may harm our financial condition and operating results, and we may not be able to make the distributions required to maintain our REIT status.

        Acquisitions and developments entail risks that the properties will fail to perform in accordance with expectations and that estimates of the costs of improvements necessary to acquire, develop and manage properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. We anticipate that acquisitions and developments will largely be financed through externally generated funds such as borrowings under credit facilities and other secured and unsecured debt financing and from issuances of equity securities. Because we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and by excluding any net capital gain, each year to maintain our qualification as a REIT, our ability to rely upon income from operations or cash flow from operations to finance our growth and acquisition activities will be limited. Accordingly, if we are unable to obtain funds from borrowings or the capital markets to finance our acquisition and development activities, our ability to grow would likely be curtailed, amounts available for distribution to shareholders could be adversely affected and we could be required to reduce distributions, thereby jeopardizing our ability to maintain our status as a REIT.

        Newly-developed or newly-renovated properties do not have the operating history that would allow our management to make objective pricing decisions in acquiring these properties. The purchase prices of these properties will be based in part upon projections by management as to the expected operating results of such properties, subjecting us to risks that these properties may not achieve anticipated operating results or may not achieve these results within anticipated time frames. In addition, we have witnessed a compression of capitalization rates for the student housing properties that we are targeting under our investment criteria. During 2005, capitalization rates have declined, and may continue to decline in the future. We, therefore, may be unable to continue to purchase student housing properties at attractive capitalization rates.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose investment capital and anticipated profits.

        We have general liability insurance that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the properties that are leased to, and occupied by, our residents. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, wars and acts of terrorism, that may be uninsurable or not insurable at a price we can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected property. If any of these or similar events occur, it may reduce our return from the property and the value of our investment.

Capital expenditures for property renovations may be greater than forecasted and may adversely impact rental payments by our residents and our ability to make distributions to shareholders.

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

        Our student housing properties are subject to real and personal property taxes, and some of our military housing properties may be subject to real and personal property taxes, that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of the student housing properties and a member of or partner in the joint venture entity that owns the military housing privatization projects that cover military housing properties, we will be responsible, in whole or in part, for payment of the taxes to the government. Increases in property tax rates may adversely affect our operating results and our ability to make expected distributions to our shareholders.

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
  rising interest rates;

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

        Future terrorist attacks in the U.S., such as the attacks that occurred on September 11, 2001, and other acts of terrorism or war, or threats of the same, could diminish the demand for and the value of our properties. The military bases at which we have privatization projects may be terrorist targets. Also, certain of our properties are near universities which contain well-known landmarks and may be perceived as more likely terrorist targets than similar, less recognizable properties. A decrease in demand in our markets would make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates.

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

        The properties in our portfolio are subject to various other federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we are not in compliance with existing requirements, or if existing requirements change, we may have to make significant unanticipated expenditures that would materially and adversely affect us.

Risks Relating to Our Common Shares

The market price and trading volume of our common shares may be volatile in the future.

        The market price of our common shares may be highly volatile and subject to wide fluctuations in the future. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies' operating performances. In addition, the market price of our common shares experienced a significant decrease after the public announcement of the investigation by the Company's Audit Committee, the identification of material weaknesses in our internal control over financial reporting, as more fully described in Item 9A of this report, and the Company's need to lower guidance relating to results of operations for 2005 and withdrawal of previously issued 2006 guidance. These broad price fluctuations could continue to negatively affect the market valuation of our common shares for the foreseeable future. Furthermore, our operating results and prospects may continue to be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common shares. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur.

        We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

  •
  the likelihood that an active market for our common shares will continue;

  •
  actual or anticipated variations in our operating results;

  •
  changes in our funds from operations or earnings estimates;

  •
  publication of research reports about us or the real estate industry;

  •
  increases in market interest rates that lend purchasers of our common shares to demand a higher dividend rate which, if our distributions do not rise, will mean our share price will fall;

  •
  changes in market valuations of similar companies;

  •
  adverse market reaction to any increased indebtedness we incur in the future;

  •
  additions or departures of key management personnel;

  •
  actions by institutional shareholders;

  •
  speculation in the press or investment community;

  •
  general market and economic conditions; and

  •
  future offerings of debt securities, which would be senior to our common shares upon liquidation, and additional offerings of equity securities, which would dilute our existing shareholders and may be senior to our common shares for the purposes of dividend distributions, may adversely affect the market price of our common shares.

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

        We cannot predict the effect, if any, of future sales of common shares, or the availability of shares for future sales, on the market price of our common shares. Sales of substantial amounts of common shares (including, as of December 31, 2005, up to 31,627,317 common shares issuable upon the conversion of units of our operating partnership), or the perception that these sales could occur, may adversely affect prevailing market prices for our common shares. Vornado Realty L.P., Vornado CCA Gainesville, LLC and FW Military Housing LLC have registration rights with respect to common shares issuable upon redemption of limited partnership units in our operating partnership which rights require that we register these shares for resale. Under the terms of our operating partnership agreement, the common shares issuable upon redemption of units of limited partnership interest in our operating partnership will be registered for resale. In addition, we filed a registration statement with respect to the 2,000,000 common shares authorized for issuance under our Equity Incentive Plan in connection with the grant of restricted common share awards, option grants or other equity-based awards authorized by the Compensation Committee of our board of trustees. We also may issue from time to time additional common shares or units of our operating partnership in connection with the acquisition of properties and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of common shares or the perception that these sales could occur may adversely affect the prevailing market price for our common shares. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

The market value of our common shares could decrease based on our performance and market perception and conditions.

        The market value of our common shares may be based primarily upon the market's perception relating to our ability to provide timely and accurate financial statements, our growth potential and current and future cash dividends, and may be secondarily based upon the market value of our underlying assets. We expect the market price of our common shares to be influenced by the dividend on our common shares relative to market interest rates, as well as the potential for continued negative market reaction to the presence of material weaknesses in the Company's internal control over financial reporting and the delay in filing of this and other periodic reports. Rising interest rates may lead potential buyers of our common shares to expect a higher dividend rate, which would adversely affect the market price of our common shares. In addition, rising interest rates would result in increased interest expense on our variable rate debt and adversely affect cash flow and our ability to service our indebtedness and make distributions to our shareholders. In addition, the filing of restatements relating to our financial statements for prior periods, or any delays in the filing of our future quarterly and annual reports, most likely would result in increased negative market perception regarding the Company and, therefore, adversely affect the market price of our common shares.

Tax Risks Associated with Our Status as a REIT

If we fail to qualify for or lose our tax status as a REIT, we would be subject to significant adverse consequences and the value of our common shares may decline.

        We intend to continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes under the Code. We elected to be taxed as a REIT upon the filing of our tax return for the taxable year ended December 31, 2004. Our qualification as a REIT depends, and will continue to depend, on our ability to meet various requirements concerning, among other things, the ownership of our outstanding common shares, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. The REIT qualification requirements are extremely complex, and the interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, there is no assurance that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of trustees to revoke the REIT election, which it may do without shareholder approval.

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

        In order to maintain our qualification as a REIT, we are required under the Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we will be compelled to rely on third party sources to fund our capital needs. We may not be able to obtain this financing on favorable terms or at all. Any additional indebtedness that we incur will increase our leverage. Our access to third party sources of capital depends, in part, on:

  •
  general market conditions;

  •
  our current debt levels and the number of properties subject to encumbrances;

  •
  our current performance and the market's perception of our growth potential;

  •
  our cash flow and cash dividends; and

  •
  the price of our common shares.

        In addition, with respect to our ability to access cash borrowings under our credit facility, we have experienced several instances of noncompliance with restrictive covenants under the facility since we first obtained the line of credit in November 2004, including noncompliance with the covenant relating to distributions to shareholders in excess of the specified percentage of our funds from operations. In the past, we have received waivers from the syndicate lenders for these instances of our noncompliance, however, there can be no assurance that we will not require an additional waiver relating to this covenant or waivers for other restrictive covenants under the credit facility and that the syndicate lenders will approve such waivers in the future. If we are unable to receive waivers with respect to our noncompliance with restrictive covenants under the credit facility, then we will be unable to borrow funds from the line of credit that may be needed to fund future capital needs. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash dividends to our shareholders necessary to maintain our qualification as a REIT.

Failure to make required distributions would subject us to tax.

        In order to qualify as a REIT, each year we must distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and by excluding any net capital gain. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

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

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

        To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares. As a result, we may be required to forgo attractive business or investment opportunities in order to meet these tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

        At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder. Effective for taxable years beginning after December 31, 2002, the Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Jobs and Growth Tax Act, generally reduces the maximum rate of tax applicable to most domestic noncorporate taxpayers on dividend income from regular C corporations to 15%. This reduces substantially the so-called "double taxation" (that is, taxation at both the corporate and shareholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to shareholders. The implementation of the Jobs and Growth Tax Act may cause domestic noncorporate investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously. We cannot predict what impact this legislation may have on the value of our common shares.

The income earned by our taxable REIT subsidiaries will be subject to federal income tax.

        We own active taxable REIT subsidiaries that earn income that, if earned by us outside of a taxable REIT subsidiary, would jeopardize our status as a REIT. For example, our taxable REIT subsidiaries earn fees from developing, constructing, renovating and managing military housing properties and providing management services to certain third party owners of student housing, as well as fees for providing certain noncustomary services for our student housing properties, that would not be qualifying income for purposes of the REIT income tests. A taxable REIT subsidiary is taxed as a regular C corporation. The income from the activities described above and other income earned by our taxable REIT subsidiaries is therefore subject to a corporate level tax, notwithstanding that we qualify as a REIT.

We may not conduct all of our third party student housing management business through a taxable REIT subsidiary, which could jeopardize our ability to comply with one of the REIT gross income requirements.

        In general, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% REIT gross income test, other types of interest and dividends, gain from the sale or disposition of shares or securities, or any combination of these. Fees that we earn from providing property management services to third party owners of student housing properties do not constitute qualifying income for purposes of the 95% REIT gross income test. We conduct all (or as nearly all as possible) of our third party student housing property management business through a taxable REIT subsidiary. The fees we earn from that business other than through a taxable REIT subsidiary, together with all other income that does not constitute qualifying income under the 95% gross income test, cannot exceed 5% of our total gross income. If we fail to manage our business in a manner that allows us to satisfy the 95% REIT gross income test, the portion of income associated with the amount in excess of this 95% threshold would be taxed at 100%, and we could lose our REIT qualification which would, among other things, cause all of our earnings to be subject to federal income tax and would reduce our cash available for distributions to shareholders.

To maintain our REIT status, we will be required to comply with a number of requirements relating to the relative values of our assets, and we may be required to limit activities conducted through a taxable REIT subsidiary.

        As a REIT we will be required to satisfy, as of the close of each quarter of each of our taxable years, a number of requirements relating to the relative values of our assets, including requirements that not more than 25% of the value of our total assets be represented by assets other than real estate assets, cash and cash items and government securities and that not more than 20% of the value of our total assets be represented by securities of taxable REIT subsidiaries. We intend to monitor our compliance with the various asset test requirements. As a number of these requirements are based on value, however, it is possible that the IRS could successfully argue for a value of our nonqualifying assets that was such that we would fail to satisfy a REIT asset requirement. In such circumstances, we could fail to qualify as a REIT for the taxable year of such failure and the following four taxable years.

        To maintain our status as a REIT, no more than 20% of the value of our total assets may consist of the securities of our taxable REIT subsidiaries, such as GMH Military Housing, LLC and College Park Management TRS, Inc. Certain of our activities, such as development, construction, renovation, and management services, must be conducted through a taxable REIT subsidiary in order for us to maintain our REIT status. In addition, certain non-customary services generally must be provided by a taxable REIT subsidiary or an independent contractor from which we do not derive any income. If the revenues from such activities create a risk that the value of our interest in our taxable REIT subsidiaries, based on revenues or otherwise, approach the 20% threshold, we will be forced, in order to maintain our REIT status, to curtail such activities or take other steps to remain under the 20% threshold. Since our formation transactions, the development, construction, renovation, and management services provided to our military housing privatization projects and the management services provided to certain third party owners of student housing have been conducted through taxable REIT subsidiaries. Consequently, income earned by these taxable REIT subsidiaries is subject to corporate income tax.

We may be subject to tax if our taxable REIT subsidiaries provide services to our tenants other than on an arm's length basis.

        If our taxable REIT subsidiaries provide services to our tenants for other than an arm's length charge (payable from the tenants or from us), we would be subject to a 100% tax on the difference between the amount in fact derived by the taxable REIT subsidiary and the arm's length charge. In addition, if our taxable REIT subsidiaries pay more than an arm's length charge to our operating partnership, GMH Communities Trust or any of their affiliates for services or overhead provided to the taxable REIT subsidiaries, we would be subject to a 100% tax on the difference between the amount in fact paid by the taxable REIT subsidiary and the arm's length charge.

Item 1B. Unresolved Staff Comments

        None.

Item 2.    Properties.

        Properties we own.    The 54 student housing properties that we owned as of December 31, 2005 consisted of 10,236 units containing 33,340 beds that were located near 42 colleges and universities in 24 states, and had an average occupancy level of 95.6%. The following table presents information regarding the 54 student housing properties, and one undeveloped parcel of land and three partially developed parcels of land that we owned as of December 31, 2005:

Property Name	Year Built/ Renovated	Primary University Served	Occupancy Rate(1)	Number of Units(1)	Number of Beds(1)	Revenues(2)
						(in thousands)
Blanton Common	2005	Valdosta State University	96.5%	204	596	$1,061
Campus Club—Gainesville	1997	University of Florida	88.3	252	924	4,425
Campus Club—Statesboro	2003	Georgia Southern University	98.1	276	984	5,053
Campus Connection(3)	1998	University of Illinois—Urbana/Champaign	97.7	270	864	4,498
Campus Connection—Phase II(3)	N/A	University of Illinois—Urbana/Champaign	N/A	N/A	N/A	N/A
Campus Ridge Apartments(4)	2000	East Tennessee State University	93.8	132	528	825
Campus Ridge Apartments—Phase II(4)	N/A	East Tennessee State University	N/A	N/A	N/A	N/A
Campus Walk	2001	University of Mississippi	95.1	108	432	2,003
Campus Walk	1990	University of North Carolina—Wilmington	97.9	289	290	498
Chapel Ridge	2003	University of North Carolina—Chapel Hill	99.8	180	544	3,544
Chapel View	1986	University of North Carolina—Chapel Hill	76.0	224	358	872
Campus Heights	2001	University of Alabama—Birmingham	98.7	176	528	2,523
Fields	1999	University of Illinois—Urbana/Champaign	94.9	192	588	2,931
GrandMarc at Seven Corners	2000	University of Minnesota	99.2	183	370	2,736
GrandMarc at University Village	2001	University of California—Riverside	93.9	212	824	6,466
Nittany Crossing	1996	Pennsylvania State University	99.3	204	684	2,664
Orchard Trails(5)	N/A	University of Maine	N/A	N/A	N/A	N/A
Pegasus Connection	2000	University of Central Florida	98.5	312	930	1,335
Pirate's Cove	2000	East Carolina University	97.9	264	1,056	4,891
Seminole Suites	2004	Florida State University	94.5	264	924	2,429
South View Apartments	1998	James Madison University	99.4	240	960	2,064
State College Park	1991	Pennsylvania State University	95.3	196	752	2,457
Stone Gate Apartments	2000	James Madison University	99.4	168	672	1,484
The Centre	2004	Western Michigan University	91.9	232	700	3,312
The Commons	1991	James Madison University	98.3	132	528	865
The Edge I	1998	University of North Carolina—Charlotte	99.2	96	384	858
The Edge II	1999	University of North Carolina—Charlotte	97.9	84	336	836
The Enclave	2002	Bowling Green State University	99.6	120	480	1,468
The Enclave—Phase II(5)	N/A	Bowling Green State University	N/A	N/A	N/A	N/A
The Highlands	2004	University of Nevada—Reno	93.2	216	732	3,618
The Ridge	2002	West Virginia University	99.8	168	644	2,210
The Summit	2003	Minnesota State University—Mankato	97.6	192	672	3,273
The Tower @ 3rd	1973	University of Illinois—Urbana/Champaign	92.3	145	289	924

The Verge	2004	California State Sacramento	90.5	288	792	3,830
The View	2003	University of Nebraska	86.9	156	588	1,524
University Court	2001	Michigan State University	90.5	138	516	2,223
University Crescent	1999	Louisiana State University	99.5	192	660	3,070
University Crossing	1997	University of Kansas	90.1	229	700	1,184
University Crossings	1929/2003	Drexel University & University of Pennsylvania	94.9	260	1,026	1,502
University Edge	2003	University of Southern Mississippi	98.9	156	552	2,536
University Estates	2001	Ball State University	89.1	144	552	1,761
University Gables	2001	Middle Tennessee State University	96.9	180	648	2,732
University Glades	2000	University of Florida	97.2	120	432	2,081
University Greens	1999	University of Oklahoma	96.7	156	516	2,160
University Heights	1999	University of Tennessee	97.0	204	636	2,521
University Lodge	2002	University of Wyoming	97.3	121	481	2,211
University Manor	2002	East Carolina University	93.7	168	600	2,452
University Meadows	2001	Central Michigan University	88.3	184	616	621
University Mills	2002	University of Northern Iowa	99.0	121	481	1,894
University Oaks	2004	University of South Carolina	99.4	181	662	3,452
University Pines	2001	Georgia Southern University	97.3	144	552	2,578
University Place	2003	University of Virginia	95.3	144	528	2,191
University Pointe	2004	Texas Tech University	96.5	204	682	3,576
University Trails	2003	Texas Tech University	93.3	240	684	3,335
University Walk	2002	University of North Carolina—Charlotte	99.6	120	480	2,572
Uptown	2004	University of North Texas	95.6	180	528	3,183
Willow Tree Apartments	1968	University of Michigan	99.0	312	572	3,123
Willow Tree Towers	1974	University of Michigan	96.0	163	283	1,414

Total				10,236	33,340	$131,849

(1)
As of December 31, 2005.

(2)
For properties acquired during 2005, revenues consist of rent and other property income and are for the period from the date of our acquisition of the property through December 31, 2005. For properties acquired prior to January 1, 2005, revenues are for the full fiscal year.

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

(4)
Campus Ridge Apartments consists of a land parcel containing an existing student housing building that is contiguous to a 6.1-acre partially-developed parcel of land. This partially-developed parcel is referred to as Campus Ridge Apartments—Phase II. When developed, Campus Ridge Apartments—Phase II is expected to contain 72 units and 288 beds.

(5)
Orchard Trails consists of a partially- developed 61-acre parcel of land located in Orono, Maine. The Enclave—Phase II consists of a partially-developed 11-acre parcel of land located in Bowling Green, Ohio. These development land parcels are currently owned by a joint venture in which we hold a 10% interest. We have an option to purchase our joint venture partner's interest in the joint venture within one year after completion of the student housing properties. When developed, Orchard Trails is expected to consist of 144 units and 576 beds, and The Enclave—Phase II is expected to consist of 144 units and 576 beds. Construction on both properties began in August 2005 and is expected to be completed prior to the 2006/2007 academic year.

        In addition to the student housing properties that we owned as of December 31, 2005, as listed above, we also acquired seven student housing properties from January 1, 2006 through June 30, 2006 for an aggregate purchase price of approximately $119.4 million. These properties are set forth in the table below.

Property Name	Year Built/ Renovated	Primary University Served	Number of Units	Number of Beds
University Village	1979/2006	California State University—Sacramento	250	394
Jacob Heights	2004	Minnesota State University	42	162
The Commons on Oak	1995	University of Oklahoma	254	780
The Club	1989/2001	University of Georgia	120	480
Brookstone Village	1994	University of North Carolina-Wilmington	124	238
Lion's Crossing	1996	Pennsylvania State University	204	696
College Park-Stadium Suites	2004	University of South Carolina	264	924

        Properties we have under contract and a non-binding letter of intent.    As of July 1, 2006, we had agreements to purchase four additional student housing properties containing a total of 503 units and 1,524 beds, a portfolio that contains 13 student housing properties consisting of a total of 2,562 units and 8,130 beds, and eight undeveloped parcels of land for the development of four future student housing properties. We also have entered into non-binding letters of intent to acquire one undeveloped parcel of land. In the aggregate, these properties are located near 21 colleges and universities in 18 states. These acquisitions are subject to certain conditions, and we cannot assure that we will be successful in acquiring these properties. As discussed under the section of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," we expect to acquire and develop additional student housing properties during 2006 primarily through a joint venture structure.

        Properties we manage for others.    We manage each of the student properties we own. As of December 31, 2005, we also managed or provided consulting services for 18 student housing properties owned by others, containing a total of 4,222 units and 13,365 beds, including 455 units and 1,938 beds that are currently under construction.

        As of December 31, 2005, we managed 13 of these student housing properties owned by others through one of our taxable REIT subsidiaries. The following table presents information regarding the 13 student housing properties that we, through a taxable REIT subsidiary of our operating partnership, managed for others as of December 31, 2005:

Property Name	Year Built	Primary University Served	Occupancy Rate(1)	Number of Units(1)	Number of Beds(1)
Campus Connection	2000	University of North Carolina—Charlotte	72.5%	158	576
College Park—Bay Crest Apartments(2)	1963	California State University—Long Beach	97.7	237	878
College Park—Athens	1989	University of Georgia	96.4	154	495
College Park—Wolf Creek Apartments(3)	2001	North Carolina State University	94.7	216	768
College Park at State(2)	1985	Columbia College	100.0	330	887
Magnolia Park(4)	N/A	Georgia College and State University	N/A	N/A	N/A
Nittany Pointe	2000	Pennsylvania State University—Altoona	95.5	156	624
Pegasus Landing	1999	University of Central Florida	96.6	744	2,532
Pegasus Pointe	1999	University of Central Florida	96.3	432	1,224
Scott Village	2003	University of Nebraska—Omaha	100.0	120	480
The Edge at Avenue North(5)	N/A	Temple University	N/A	N/A	N/A
The Village at West Chester	2004	West Chester University	100.0	131	524
University Hall	2004	West Chester University	97.0	88	265

Total				2,766	9,253

(1)
As of December 31, 2005.

(2)
The management agreement relating to this property was terminated effective as of April 30, 2006.

(3)
This property was sold by its owner and the management agreement terminated in February 2006.

(4)
Magnolia Park consists of a student housing property that is currently under construction and, when completed, is expected to contain 224 units and 718 beds. The property is expected to be completed in August 2006. We are currently providing pre-leasing services with respect to this property.

(5)
The Edge at Avenue North consists of a student housing property that is currently under construction and, when completed is expected to contain 231 units and 1,220 beds. The property is expected to be completed in August 2006.

        As of December 31, 2005, we also provided consulting services to GMH Capital Partners Asset Services, L.P., an affiliate of Gary M. Holloway, Sr., with respect to the following five student housing properties. Our operating partnership had entered into a consulting agreement with one of our taxable REIT subsidiaries to provide these property management consulting services for these five student housing properties in exchange for consulting fees equal to 80% of the amount of net management fees the GMH Capital Partners Asset Services, L.P. receives from the property owners. We believe that the consulting fees we receive reflect the fair value of the services we provide.

Property Name	Year Built Renovated	Primary University Served	Occupancy Rate(1)	Number of Units(1)	Number of Beds(1)
The Artists' Residence(2)	2001	Massachusetts College of Art	99.6%	90	310
The Commons(2)(3)	1990	Auburn University	85.7	156	308
The Edge at 42nd Street(4)	1968	University of South Florida	27.9	415	818
Scott Residence Hall and Conference Center(2)	2000	University of Nebraska—Omaha	100.0	50	168
University Towers(2)	1966	San Diego State University	99.3	290	570

Total				1,001	2,174

(1)
As of December 31, 2005.

(2)
Effective January 1, 2006, the right to manage this property was assigned from GMH Capital Partners Asset Services, L.P. to our operating partnership. We expect the property to be managed by either College Park Management, LLC or our taxable REIT subsidiary, College Park Management TRS, Inc.

(3)
Mr. Holloway currently owns a 20% interest in the entity that owns this property and certain our executive officers collectively hold profits interests totaling 26.7% of the gain, if any, realized by Mr. Holloway upon sale of the property.

(4)
The term of the management agreement relating to this property ended on December 31, 2005.

        Our corporate headquarters and other leased space.    We own our corporate headquarters building, which is located in Newtown Square, Pennsylvania and consists of approximately 44,721 square feet of administrative offices. As of December 31, 2005, we leased approximately 7,682 square feet of our headquarters building to several entities affiliated with Gary M. Holloway, Sr. We believe that our current facilities are adequate for our present purposes.

Item 3. Legal Proceedings.

        On April 5, 2006, the Company, Gary M. Holloway Sr., our Chairman, President and Chief Executive Officer, and Bradley W. Harris, our former Chief Financial Officer, were named as defendants in a class action complaint filed in United States District Court for the Eastern District of Pennsylvania, or the Court. The complaint provides that the Plaintiff has filed a federal class action on behalf of purchasers of the publicly traded securities of the Company between October 28, 2004 and March 10, 2006, referred to as the Class Period, seeking to pursue remedies under the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiff alleges that defendants issued a series of false and misleading financial results regarding the Company to the market during the Class Period, and more specifically, failed to disclose: (1) that the Company's earnings, net income and revenues were materially inflated and expenses were materially understated; (2) that the Company's funds from operations were materially inflated; (3) that the Company lacked adequate internal controls; (4) that the Company's reported financial results were in violation of generally accepted accounting principles, or GAAP; and (5) that as a result of the foregoing, the Company's financial results were materially inflated at all relevant times. Plaintiff alleges claims under Section 11 of the Securities Act with respect to all of the defendants; Section 12(a)(2) of the Securities Act with respect to the Company; Section 15 of the Securities Act with respect to Mr. Holloway and Mr. Harris; Section 10(b) and Rule 10b-5 of the

Exchange Act with respect to all of the defendants; and Section 20(a) of the Exchange Act with respect to Mr. Holloway and Mr. Harris.

        On April 11, 2006, April 20, 2006, April 27, 2006 and May 15, 2006, four additional class action complaints were filed with the Court against the defendants by separate law firms, and additional complaints may be filed in the near future until a class has been certified by the Court and a lead plaintiff has been named. Each of these additional filed complaints alleges the same claims against the defendants as described above with respect to the complaint filed on April 5, 2006, except that the complaint filed on April 20, 2006 restricts the class period to purchasers of the publicly traded securities of the Company to the time period between May 5, 2005 and March 10, 2006.

        As of the date of this report, a class has not been certified and a motion to appoint a lead plaintiff is expected to be filed. Accordingly, the defendants have not yet responded to these complaints. The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff's claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. An adverse outcome could have a material adverse effect on our consolidated financial statements and results of operations.

        Other than the matters described above, we are not involved in any other material litigation nor, to our knowledge, is any material litigation pending or threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We did not submit any matters to the vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005.

Executive Officers of the Registrant

        The names, ages and positions held by our executive officers as of June 30, 2006 are as follows:

Name	Age	Title
Gary M. Holloway, Sr.	50	Chairman, President and Chief Executive Officer
Bruce F. Robinson	50	President of Military Housing Business and Trustee
John DeRiggi	39	President of Student Housing Business and Chief Investment Officer
Dennis J. O'Leary	58	Interim Chief Financial Officer
Joseph M. Macchione	40	Executive Vice President, General Counsel and Secretary

        All executive officers are elected by the Board of Trustees to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal. Mr. O'Leary was appointed as our Interim Chief Financial Officer on March 31, 2006, upon our termination of Bradley W. Harris, our former Executive Vice President and Chief Financial Officer. J. Patrick O'Grady commenced employment as our Executive Vice President and Chief Financial Officer effective as of July 1, 2006, at which time Mr. O'Leary became an Executive Vice President and maintained his position as principal financial officer. In addition, on December 31, 2005, Joseph M. Coyle, our former President of the Student Housing Business, resigned from his position with the Company and, on January 1, 2006, entered into a consulting arrangement pursuant to which he would provide consulting services to the Company for an initial term of 17 months. Effective June 26, 2006, Miles H. Orth, III resigned from his position as Executive Vice President for the Student Housing Business, a position that he had held since January 1, 2006.

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

        Bruce F. Robinson is president of our military housing division, GMH Military Housing, a military housing company which provides development, management, and construction/renovation services for family housing located on military bases throughout the United States. In addition, he manages our military joint venture and partner relationships. Prior to joining the military division, Mr. Robinson directed GMH Capital Partners, LP, an international corporate real estate company. During his tenure at the company, which began in 1986, he has been a key participant in the formation and operation of all entity structures as well as financing issues, due diligence and global planning. Prior to joining GMH Associates, he was a senior tax manager for Touche Ross & Co., Certified Public Accountants where he specialized in real estate syndication, partnerships and corporate acquisitions.

        John DeRiggi is president of our student housing business and chief investment officer. Mr. DeRiggi was promoted to the position of president of our student housing business in June 2006, from his prior position as Executive Vice President. As president of our student housing business, Mr. DeRiggi is responsible for the oversight of all aspects of the student housing division, including management and operations. As chief investment officer, Mr. DeRiggi will continue to be responsible for capital markets activities for GMH Communities Trust, including asset level financing. In his prior position as Executive Vice President, Mr. DeRiggi was responsible for acquisition of student housing assets, and development of new student housing properties. Previously, Mr. DeRiggi was senior vice president of GMH Capital Partners, LP, with direct oversight of the Corporate Services Group, the Investment Services Group, and portfolio/data administration. Previously, Mr. DeRiggi was a member of GMH Associates' Investment Acquisition Group, where he was responsible for structuring the acquisition of residential and commercial properties for the Company's investment accounts. Prior to joining GMH Associates in 1997, Mr. DeRiggi was an investment property specialist with the Tampa, Florida office of the Grubb & Ellis Company. He holds a Bachelor of Science degree in Business from the State University of New York and an MBA with distinction from Hofstra University.

        Dennis J. O'Leary was appointed our interim Chief Financial Officer on March 31, 2006. Mr. O'Leary has been a member of our Board of Trustees since the Company's initial public offering in October 2004, and an independent consultant and a private investor since January 2004, working as a consultant to GMH Communities Trust and its predecessor entities on financial, structuring and compensation matters since March 2004. He was a partner with Ernst & Young LLP during 2002 and 2003, heading up the firm's New York Region—Insurance Tax Practice. From 1985 to 2001, Mr. O'Leary was a senior vice president with Reliance Group Holdings, Inc., where he was responsible for worldwide tax planning. Prior to that time, he was a partner with Touche Ross & Co, Certified Public Accountants. Mr. O'Leary received his Bachelor of Arts in economics from LaSalle University in 1970 and an MBA in accounting and finance from Temple University in 1973. He became a certified public accountant in 1974.

        Joseph M. Macchione is executive vice president, general counsel and secretary. Mr. Macchione oversees all legal matters for GMH Communities Trust, including its student housing and military housing divisions. Before joining GMH Associates in 2001, Mr. Macchione practiced at the law firms of Morgan, Lewis & Bockius LLP and Ballard, Spahr, Andrews & Ingersoll LLP, where his legal practice focused on commercial real estate, construction, environmental and telecommunications law matters. Mr. Macchione is an Executive Committee Member of the Real Property Section of the Philadelphia Bar Association, and is licensed to practice law in Pennsylvania and New Jersey. Mr. Macchione received his Juris Doctor degree, cum laude, from Temple University School of Law, and his undergraduate degree, summa cum laude, from Temple University.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares of beneficial interest trade on the New York Stock Exchange under the symbol "GCT." The following table sets forth the high and low sales prices as quoted on the New York Stock Exchange for the partial fourth quarter of the year ended December 31, 2004 during which we were listed on the New York Stock Exchange, and for each quarter of our year ended December 31, 2005.

2004	Low	High
Fourth Quarter (October 28, 2004 through December 31, 2004)	$12.00	$14.15
2005	Low	High
First Quarter	$11.30	$14.00
Second Quarter	$11.34	$14.59
Third Quarter	$13.64	$15.65
Fourth Quarter	$14.10	$15.89

        The number of holders of record of our shares was 23 as of March 31, 2006. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

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

        Our ability to fund these distributions will depend, in part, upon our receipt of cash flow from our student housing properties, our management contracts regarding student housing properties owned by others, from management, construction/renovation and development fees and preferred equity returns under our military housing projects, and the continued successful leasing of our student housing portfolio and the acquisition of additional student housing properties and military housing projects. The timing and amount of our anticipated cash flows is inherently uncertain. To the extent these sources are insufficient, we intend to fund these distributions with our working capital or borrowings under our three-year $150.0 million revolving line of credit with a consortium of lenders. For a discussion of risks relating to our ability to obtain borrowings under our credit facility, see the risk factor titled "Since our initial public offering, our cash flow from operations has been insufficient to fund our dividend distributions to our shareholders, and we expect it to continue to be so for some period in the future. Therefore, we expect to borrow funds in order to make these dividend distributions" in the section titled "Risk Factors" under Item 1A of this report. Availability under this credit facility is limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool (which in no event may contain fewer than five student housing properties) and 50% of the annualized value of the Company's cash flow from the management, development and construction/renovation fees received in connection with military housing projects and from the management of student housing properties in the previous quarter, provided that the total cash flow attributable to annualized management fees did not exceed 50% of the borrowing base. As of December 31, 2005, we had $36.0 million in funds drawn from the credit facility to use for interim acquisition financing and for working capital and other general corporate purposes. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Part II, Item 7 of this report. In addition, our revolving credit facility contains covenants that restrict our ability to pay distributions or other amounts to our shareholders unless certain tests are satisfied and also contains certain provisions restricting or limiting our ability to draw funds under the facility, including, among other things:

  •
  commencing with the first quarter of 2006, must maintain a total leverage ratio of not greater than 60% as of the end of each fiscal quarter. Under the terms of the credit facility, the total leverage ratio is defined as the ratio of our total debt to total asset value, with total asset value primarily consisting of the book value of our student housing properties plus cash flows from our student housing properties and military housing projects. As of December 31, 2005, the credit facility provided that the leverage ratio under this covenant was no more than 65%;

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

        Distributions made by us will be authorized and determined by our board of trustees out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law or contained in our debt instruments or agreements or any future preferred shares. We anticipate that our distributions will exceed our then current and accumulated earnings and profits as determined for federal income tax purposes due to non-cash expenses, primarily depreciation and amortization charges that we expect to incur. Therefore, a portion of these distributions will represent a return of capital for federal income tax purposes. Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a taxable U.S. shareholder under current federal income tax law to the extent those distributions do not exceed the shareholder's adjusted tax basis in his or her common shares, but rather will reduce the adjusted basis of the common shares. Therefore, the gain (or loss) recognized on the sale of the common shares or upon our liquidation will be increased (or decreased) accordingly. To the extent those distributions exceed a taxable U.S. shareholder's adjusted tax basis in his or her common shares, they generally will be treated as a capital gain realized from the taxable disposition of those shares.

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

        For the year ended December 31, 2005, we declared four quarterly dividends of $0.2275 per common share and declared four quarterly distributions of $0.2275 per unit of limited partnership interest in our operating partnership. For the year ending December 31, 2005, 59% of our distributions represented a return of capital for federal income tax purposes. To the extent not inconsistent with maintaining our REIT status, we may retain accumulated earnings of our taxable REIT subsidiaries in such subsidiary. The percentage of our shareholder distributions that exceeds our current and accumulated earnings and profits may vary substantially from year to year.

        For the first quarter of 2006, we declared a quarterly dividend distribution of $0.2275 per common share, payable to shareholders of record on March 31, 2006. We distributed this dividend on April 14, 2006, and at the same time, our operating partnership paid a distribution of $0.2275 per unit to holders of limited partnership interest in our operating partnership.

        For the second quarter of 2006, we declared a quarterly dividend distribution of $0.2275 per common share, payable to shareholders of record on June 30, 2006. We distributed this dividend on July 14, 2006, and at the same time, our operating partnership paid a distribution of $0.2275 per unit to holders of limited partnership interest in our operating partnership.

        We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. In addition, our ability to maintain our quarterly dividend payment at its current rate may be affected by the current restriction under the terms of our credit facility that precludes us from making distributions to our shareholders in excess of 95% of funds from operations for a fiscal year. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our student housing segment, revenues from management and consulting fees in connection with management services that we will provide for student housing properties owned by others, revenues from our military housing projects, our operating expenses, interest expense and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see the section entitled "Risk Factors" in Part I, Item 1A of this report.

Use of Proceeds from Registered Offerings

        On September 27, 2005, the SEC simultaneously declared effective our Registration Statement on Form S-11 (File Number 333-128081) as filed under the Securities Act of 1933, as amended, in connection with a public offering of our common shares of beneficial interest. We also filed on that date another Registration Statement on Form S-11 (File Number 333-128664), also related to such offering, which was effective upon filing pursuant to Rule 462(b) under the Securities Act of 1933, as amended. The offering was completed on October 4, 2005 with the sale of 9,315,000 common shares at $14.25 per share, including 1,215,000 shares issued as a result of the underwriters' exercise of their over-allotment option in full at the closing. The Company received $124.6 million in net proceeds from the offering, after underwriting discounts, payment of financial advisory fees and estimated offering expenses. We used the entire net proceeds to repay an equal amount of outstanding indebtedness under of credit facility. The managing underwriters of the public offering were Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Item 6.    Selected Financial Data.

	For the Year Ended December 31,
	Company		Predecessor Entities
	2005	2004(1)	2003	2002	2001
	(in thousands, except per share data)
Operating Data:
Revenue
Rental revenue	$132,094	$25,650	$636	$736	$725
Operating expense reimbursements	62,580	40,512	10,591	3,711	2,992
Fee income:
Related parties	7,005	4,355	3,892	6,578	7,426
Third parties	3,774	3,986	2,624	1,983	1,291
Other fee income—related party	18,321	8,460	842	372	—
Other income	378	915	230	295	634

Total revenue	224,152	83,878	18,815	13,675	13,068
Expenses:
Property operating expenses	58,664	22,755	9,218	7,799	2,614
Reimbursed expenses	62,580	40,512	10,591	3,711	2,992
Real estate taxes	12,191	1,887	83	79	—
Administrative expenses	11,209	4,439	1,405	295	3,276
Profits interest and employee initial public offering bonus expense	—	37,502	—	—	—
Depreciation and amortization	34,188	7,154	822	821	814
Interest	31,025	6,072	396	542	814

Total expenses	209,857	120,321	22,515	13,247	10,510
Income (loss) before equity in earnings of unconsolidated entities, minority interest, and income taxes	14,295	(36,443)	(3,700)	428	2,558
Equity in earnings of unconsolidated entities	3,073	—	751	—	—

Income (loss) before minority interest and income taxes	17,368	(36,443)	(2,949)	428	2,558
Income taxes	5,580	312	—	—	—

Income (loss) before minority interest	11,788	(36,755)	(2,949)	428	2,558
Minority interest	5,729	247	—	—	—

Net income (loss)	$6,059	$(37,002)	$(2,949)	$428	$2,558

Basic earnings per share	$0.19	0.01 (2)
Diluted earnings per share	$0.18	0.01 (2)

(1)
The results of operations for the year ended December 31, 2004 reflect the results of operations of the GMH Predecessor Entities for the period from January 1, 2004 through November 1, 2004, and the results of operations for the Company, after completion of our initial public offering, for the period from November 2, 2004 through December 31, 2004.

(2)
Basic and diluted earnings per share reflect our operations for the period November 2, 2004 (the date of the closing of the Company's initial public offering) to December 31, 2004. Net income for this period was $251 (in thousands).

	As of December 31,
	Company		Predecessor Entities
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data
Real estate investments, net	$1,181,216	$634,730	$—	$—	$—
Corporate office, net	7,613	11,384	6,963	7,100	7,210
Cash and cash equivalents	2,240	60,926	515	96	837
Total assets	1,277,951	773,061	16,146	13,536	15,390
Notes payable and line of credit	728,069	370,007	10,977	11,806	12,552
Total liabilities	792,452	395,242	12,552	13,099	13,791
Minority interest	188,633	182,118	—	—	—
Equity	296,866	195,701	3,594	437	1,599

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

        In connection with our formation transactions completed prior to and simultaneously with the completion of our initial public offering, the ownership interests in the GMH Predecessor Entities were contributed to our operating partnership as described in Note 1 of the financial statements included in this report. We have described our operations in this report as if the historical operations of our predecessor entities were conducted by us for the full fiscal year ended December 31, 2004.

Overview

        We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. As of December 31, 2005, we owned, or had ownership interests in, 54 student housing properties containing a total of 10,236 units and 33,340 beds, one undeveloped parcel of land held for development as student housing properties and three partially developed parcels of land. Additionally, as of December 31, 2005, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries provided services to, seven military housing privatization projects, and held rights to exclusively negotiate an additional project, comprising an aggregate of 16,745 end-state housing units on 19 military bases. As of December 31, 2005, we also were in the solicitation process with the U.S. Air Force for a military housing privatization project that is expected to cover four bases and 2,875 end-state housing units. On May 1, 2006, we officially closed on the award of the project that was under exclusive negotiation, comprising 887 end-state housing units located on the base of Fort Gordon located near Augusta, Georgia, and we acquired an ownership interest in the Army's Carlisle Barracks and Picatinny Arsenal project, and assumed management and maintenance services for the project, which will cover 348 end-state units. As of July 21, 2006, financing was secured for the Carlisle/Picatinny project, and construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities. Through our taxable REIT subsidiaries, we provide development, construction, renovation and management services to our military housing privatization projects and property management services to student housing properties owned by others. In addition, throughout 2005, we provided consulting services with respect to the management of certain student housing properties owned by others, including colleges, universities, and other private owners. In order to comply with the applicable requirements under the REIT provisions of the Code, we must limit the operations of taxable REIT subsidiaries so that securities issued to us by our taxable REIT subsidiaries do not represent more than 20% of our total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, do not exceed 25% of our gross income for any taxable year.

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

Restatement of 2005 quarterly financial statements and identification of material weaknesses in internal control over financial reporting and disclosure controls and procedures

        As disclosed in the section entitled "Controls and Procedures" in Part II, Item 9A of this report, in the first quarter of 2006 the Audit Committee of our Board of Trustees conducted an investigation of certain accounting and financial reporting matters. The investigation identified material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2005. In connection with the investigation, we reviewed our previously reported financial statements. Through this review, we identified adjustments that were material to the results we previously reported for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. Accordingly, we are restating our financial statements for those periods. A summary of our restated operating results for each of the quarterly periods during 2005 is set forth in Note 15 of the notes to consolidated and combined financial statements contained in the section entitled "Financial Statements and Supplementary Data" in Part II, Item 8 of this report. These restatements and related information will be reflected in amendments to our Quarterly Reports on Form 10-Q for the quarterly periods during 2005, or in our Quarterly Report on Form 10-Q for the comparable period in 2006.

Student Housing

        The student housing segment acquires, owns and manages off-campus student housing properties strategically located near college or university campuses. During the years ended December 31, 2004 and 2005, our rental revenue increased substantially as a result of the acquisition of an aggregate of 54 properties. Additionally, operating expenses, real estate taxes and depreciation and amortization have increased as a result of these acquisitions. Further, interest expense has increased related to the financing of the properties we have acquired.

        Historically, we have found certain property revenues and operating expenses to be cyclical in nature, and therefore not incurred ratably over the course of the year. As our properties are leased predominantly on an academic-year basis, certain of our operating revenues and expenses will vary from quarter to quarter depending on the leasing cycle. For example, we experience significant turnover costs during the third quarter of our fiscal year, in connection with preparing our properties for new residents prior to commencement of the new academic-year lease period, which typically begins in August or September. In addition, we also typically incur higher lease-up costs during the first two quarters of our fiscal year, as this is the period during which we heavily target students for leases that will commence for the next academic year. Property revenues and expenses may differ from expected results in the year of acquisition, depending on the timing of the acquisition in relation to the leasing cycle. We expect this trend to continue as we acquire additional properties. In comparing our operating statistics for the fiscal year 2005 versus 2004, most of the key operating metrics for the student housing segment experienced significant increases, primarily as a result of (i) the presentation of a full year of operations during 2005 with respect to properties acquired in 2004, and (ii) the acquisition of an additional 24 properties during 2005. From 2004 to 2005, rent and other property income, depreciation and amortization and interest expense generally increased five times; real estate taxes increased nearly six times; and property operating expense increased in excess of two and half times. The increase in real estate taxes was disproportionately higher than the increase associated with rent and other property income due to more aggressive assessments by local taxing authorities with respect to certain of our student housing properties throughout 2005. The increase in property operating expenses was disproportionately lower than the increase associated with rent and other property income due primarily to timing issues surrounding the dates on which we acquired properties in 2004 in relation to the student housing leasing cycle. Operating expenses of our predecessor entities in 2004 for the period from January 1, 2004 through the date our operating partnership commenced operations amounted to $4.5 million against which no property income was earned. During 2005, we also experienced, and expect to continue to experience going forward, increases in operating expenses (in addition to the proportionate increase associated with the increased number of properties owned in 2005 versus 2004) that will include increased utility expenses resulting from national trends in higher energy-related costs..

        We earn management fees from managing properties for related parties and third parties. These fees are typically equal to a percentage of cash receipts or gross rental revenues generated by the managed properties, or equal to a fixed monthly amount, according to the management agreements for the properties we manage. We also have the ability to earn incentive management fees by achieving specified property-level performance criteria for certain properties we manage for third parties. Further, certain operating expenses incurred related to properties we manage for others are reimbursed by the owners of the properties managed. We expect to continue generating fee revenue and operating expense reimbursements from the properties that we manage for others, although the amounts are expected to become less significant as a percentage of our overall revenues as rental income increases from the properties we own. During 2006, we also expect to aggressively pursue new third-party management agreements by utilizing relationships in the student housing market and providing our significant operational economies of scale as a savings mechanism for other third-party owners, including institutional owners and individual student housing owners.

        During 2006, we expect to acquire additional student housing properties and development projects that are located in our targeted markets and that meet management's underwriting criteria for creating long-term growth potential. During 2005, we entered into a joint venture with an institutional partner to develop and construct two student housing properties. Under the terms of this venture, our joint venture partner agreed to fund 90% of the equity expected to be required for development of the properties, which includes acquisition costs for the properties and a portion of the development and construction costs, and we agreed to fund the remaining 10% of the required equity. The joint venture then obtained a construction loan for the properties to be developed that permits draws for up to a certain percentage of the total cost of development. The terms of the joint venture provide that we manage the properties, including the development, construction and pre-leasing of the properties, and have the option to purchase our partner's interest in the joint venture within one year after completion of the properties. In an effort to conserve our capital resources, we expect, at least through the remainder of 2006, to fund all future acquisitions of student housing properties and development projects primarily through joint venture structures. We may also determine that it is appropriate to purchase additional student housing properties alone, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital and projected returns with respect to the property and availability of funds. In addition to utilizing cash from operations and from our line of credit, we may leverage existing student housing properties which are underleveraged or unencumbered by debt to generate cash to fund the purchase of additional student housing properties or our equity investments in joint ventures. The timing of any additional acquisitions or development projects will be dependent upon various factors, including our ability to complete satisfactory due diligence, find suitable joint venture partners and agree upon mutually acceptable joint venture terms, obtain appropriate debt financing on the properties, and the availability of capital.

Military Housing

        Our military housing segment develops, constructs, renovates and manages military housing privatization projects in which we acquire equity interests. Our military housing segment began generating revenue in the fourth quarter of 2003 with the initiation of our Fort Carson and Fort Stewart and Hunter Army Airfield projects. Revenue grew throughout 2004 and 2005 with the addition of various other projects. Revenue from our military housing segment is comprised primarily of fee income for providing development, construction/renovation and management services to our military housing privatization projects. In addition, we also are entitled to returns on the equity we invest in the projects. In addition, we earn business development fees from certain of our business partners in connection with our military housing privatization projects, such as our construction and architectural/engineering partners. We seek these fees as payment for our business development efforts incurred by us in connection with pursuing and coordinating the completion of military housing privatization projects that benefit these business partners. We also receive expense reimbursements, consisting primarily of payroll and related expenses, closing costs and transition costs we incur for the project in the 60 to 90-day period preceding the initiation of our management of the project. Typically, at the time we initiate management on a project, the project reimburses us for these amounts from the proceeds of the debt securities issued by the military housing privatization project.

        As of December 31, 2005, we owned equity interests in the joint ventures that owned the seven military housing privatization projects in operation, encompassing 18 military bases totaling 15,858 housing units. During the year ended December 31, 2005, we earned fees for providing development, construction/renovation and management services to these seven military housing privatization projects.

        In May 2005, the U.S. Department of the Army selected us to be its private sector partner for the design, development, construction, renovation and management of family military housing units at Fort Gordon, located near Augusta, Georgia. On May 1, 2006, we closed on the formal award of this project by the Army and officially commenced operations on this project. The project will have a six-year initial development period with new construction and renovations of 887 end-state housing units. The 50-year project term will involve the development, management and construction of high-quality homes, the targeted renovation of existing homes, and the addition of community enhancing facilities and services. In addition, we are currently in the solicitation process with the Air Force for a military housing privatization project that is expected to cover four bases and 2,875 end-state housing units.

        In February 2006, we entered into an agreement with American Eagle Communities Northeast LLC to obtain its rights to exclusively negotiate with the Army with respect the Carlisle/Picatinny project located in Carlisle, Pennsylvania and Dover, New Jersey. On May 1, 2006, we acquired an ownership interest in the Carlisle/Picatinny project and began management and maintenance services for this project. As of July 21, 2006, financing was secured for the project, and construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities. This 50-year project has a five-year initial development period with new construction and/or renovation of 348 end-state housing units.

        We and the U.S. Department of the Army continue to review the possibility of refinancing the Fort Carson project to obtain additional project funding. If the project is refinanced, we would expect the proceeds to be used to fund development and construction/renovation activities for additional housing units, for which we would expect to earn more fees in addition to the fees we currently earn for managing the existing housing units.

        With regard to trends and uncertainties in the military housing market, some of the bases included in our military housing privatization projects were targeted for closure or realignment in the last round of the Base Realignment and Closure, or BRAC, process, which was initiated in 1988 and completed its fifth, and under current legislation, final round in 2005. By way of background, the Department of Defense (DoD) released its initial recommendations for BRAC in May 2005, and the BRAC Commission then voted to amend the DoD's initial list on July 19, 2005. Under the BRAC Commission's revisions, several bases were removed from the DoD's list of bases targeted for closure, including the Submarine Base in New London, CT and the Portsmouth Naval Shipyard in Kittery, Maine. In addition, the BRAC Commission also proposed a less significant realignment at the Fort Eustis base under our Fort Eustis/Fort Story project in Newport News, Virginia than was proposed by the DoD, and the BRAC Commission proposed to close the Naval Air station in Brunswick, Maine, which had been recommended by the DoD to be realigned. Finally, the BRAC Commission voted to uphold the DoD's recommendation to close the Walter Reed Army Medical Center in Washington, DC. In September 2005, the BRAC Commission sent its report to the President regarding its findings and recommended changes to the DoD's initial report. President Bush accepted the BRAC Commission's recommendations in their entirety. On November 9, 2005, the BRAC round was completed when Congress also approved the BRAC Commission's recommendations in their entirety. Under the final BRAC list versus the original DoD recommendations, the number of affected military housing units covered by our existing projects was reduced from 2,500 to approximately 700 units, with these remaining approximately 700 units located at the Naval Air Station in Brunswick, Maine. We believe that the closure of the Walter Reed Army Medical Center will not result in the loss of housing units, as these housing units are likely to be utilized by personnel who will be relocated from serving at Walter Reed to serving at nearby military facilities in the Washington, DC metropolitan area.

        Our management team also had under review, as of July 3, 2006, nine potential additional military housing privatization project opportunities, and will continue to pursue opportunities to acquire projects or project rights from our competitors, as well as opportunities to participate in pilot housing programs for unaccompanied military personnel. For additional details with respect to these projects see the section titled "Military Housing Business—Additional Military Housing Privatization Projects and Development Opportunities under Review" located in Part I, Item 1 of this report.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements and the GMH Predecessor Entities' combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. While the estimates and judgments associated with the application of these accounting principles may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate under the circumstances in which they were made. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

        The following policies require significant judgments and estimates on our part in preparing the Company's consolidated financial statements and the GMH Predecessor Entities' combined financial statements. Changes in these judgments and estimates could have a material effect on these financial statements.

Revenue Recognition

Student Housing

        Student housing revenue includes rental revenue and other property income, standard and incentive management fees, and reimbursements of certain operating expenses. These sources of revenue are described in greater detail below:

  •
  we recognize student housing rental revenue when due over the lease terms, which are generally 12 months or less;

  •
  we recognize other property income, including, but not limited to, lease processing fees, move-in fees, and activity fees as earned throughout the course of the year. The timing of these fees typically fluctuates in relation to the academic year leasing cycle;

  •
  standard management fees are based on a percentage of monthly cash receipts or gross monthly rental and other revenues generated by the properties managed for others. We recognize these fees on a monthly basis as the services are performed;

  •
  we earn incentive management fees as a result of the achievement of certain operating performance criteria over a specified period by certain managed properties, including targeted annual debt service coverage ratios of the properties. We recognize these fees at the amount that would be due under the contract if the contract was terminated on the balance sheet date; and

  •
  expense reimbursements are comprised primarily of salary and related costs of certain of our employees working at certain properties we manage for others, the cost of which is reimbursed by the owners of the related properties. We accrue operating expense reimbursements as the related expenses are incurred.

Military Housing

        We earn military housing revenues for providing services to our military housing privatization projects, including the following:

  •
  standard and incentive management fees based on a percentage of revenue generated by the military housing privatization projects from the basic allowance for housing provided by the government to service members, referred to as BAH, are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order responses, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied.

  •
  standard and incentive development and construction/renovation fees based on a percentage of development and construction/renovation costs incurred by the military housing privatization projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. The incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. In addition, in certain instances, we may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are paid in proportion to the amount of pre-construction/renovation costs incurred by us for the project. These pre-construction/renovation fees are determined on a project-by-project basis, and are recognized as revenue upon performance of the pre-construction/renovation services.

  •
  revenues on fixed-price renovation contracts are recorded on the percentage-of-completion method. When the percentage-of-completion method is used, contract revenue is recognized in the ratio that costs incurred to date bear to estimated costs at completion. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety.

  •
  business development fees are earned from our business partners that provide architectural and design or construction services for our military housing projects. These fees are received in connection with pursuing and coordinating the completion of military housing projects. The fees consist of (i) an annual base fee, which is a fee paid to the Company in consideration of the Company's ongoing pursuit of additional projects and is not contingent upon the success of those efforts and can be cancelled at any time, and (ii) an additional fee, which is paid over the course of an awarded project based on a percentage of revenue earned by these business partners for providing services to the military housing projects. The base fees are recognized on a straight-line basis over the term of the related business development agreement, which is generally one year. The additional fee is recognized and paid to us as the related services are provided to our military housing projects by our business partners.

  •
  equity returns are earned on our investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project's net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of December 31, 2005, only the Fort Carson project had passed its initial development period.

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

        The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less.

        We expense routine repair and maintenance costs that do not improve the value of an asset or extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. During the third quarter of each fiscal year, we typically will experience an increase in property operating expenses over other quarters as a result of repair and maintenance expenditures relating to turnover of units at student housing properties. The Company's student housing lease terms generally commence in August or September to coincide with the beginning of the academic year. Accordingly, the Company expects to incur a majority of its repair and maintenance costs in the third quarter to prepare for new residents.

        In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. When required, we review the recoverability of assets to be held and used through a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated.

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

        We also evaluate the collectibility of fee income and expense reimbursements generated by the management of student housing properties owned by others and through the provision of development, construction, renovation and management services to our military housing privatization projects based upon the individual facts and circumstances, and record a reserve for specific amounts, if necessary.

Minority Interest

        Minority interest as initially recorded at the date of our initial public offering represented the net equity of our operating partnership, including the proceeds received from the sale of the warrant to Vornado, multiplied by the ownership percentage of holders of limited partnership units in our operating partnership other than the Company. Our operating partnership is obligated to redeem, at the request of a holder, each unit of limited partnership interest for cash or common shares on a one-for-one basis, at the Company's option, subject to adjustments for share splits, dividends, recapitalizations or similar events; except that Gary M. Halloway, Sr. has the right to require our operating partnership to redeem his and his affiliates' units of limited partnership interest for common shares, subject to his restriction from owning more than 20% of the Company's outstanding common shares. If the minority interest unit holders' share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest unitholders to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. Distributions to limited partnership unit holders other than the Company are recorded as a reduction to minority interest.

Investments in Military Housing Projects and Student Housing Joint Ventures

        Military housing projects are joint ventures entered into between the Company and the U.S. military to design, develop, construct/renovate and manage the military family housing located on or near various bases throughout the United States. The Company evaluates its investments in military housing project joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity ("VIE") as defined under FASB Financial Interpretation No. 46 (as revised) ("FIN 46(R)"). The Company has concluded that each of the military housing project joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting. Our investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture's operating agreement. The Company has exposure to loss to the extent of its investments, if any, and any receivables due from the project.

        The Company entered into a joint venture in the third quarter of 2005 to develop and construct two student housing properties. The Company is accounting for the transaction as a financing arrangement because it has the option to purchase the joint venture partners' interest in the joint venture within one year of completion of the properties and because the Company has provided certain guarantees for the completion of construction and for a portion of the construction loans. Therefore, the Company accounts for its investment in the joint venture by including its assets and liabilities in the Company's consolidated financial statements.

Income Taxes

        The Company elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2004. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. We believe we are organized and operate in a manner that allows us to qualify for taxation as a REIT under the Code, and it is our intention to adhere to these requirements and maintain the Company's REIT status in the future. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, other than with respect to the Company's taxable REIT subsidiaries.

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

Results of Operations

        Through 2003, our student housing business focused primarily on providing property management services to related parties and others. A number of the properties that we managed for others were disposed of by their owners, resulting in contraction in this segment of our business. In 2004, we redirected our focus in the student housing business and now are an owner/operator of student housing in addition to being a provider of management services.

        From 2003 to 2005, we invested significant resources to pursue military housing privatization contracts. We increased our planning, execution and management teams to address the needs of this segment. While we were awarded numerous contracts, no income was recognized until the fourth quarter of 2003. As of December 31, 2005, seven military housing privatization projects are operational and this segment of our business is generating income.

        The results of operations for the year ended December 31, 2005 presented below reflect the results of operations of the Company. The results of operations for the year ended December 31, 2004 presented below reflect the results of operations of our predecessor entities for the period from January 1, 2004 through November 1, 2004, and the results of operations for the Company, after completion of our initial public offering, for the period from November 2, 2004 through December 31, 2004.

Comparison of the year ended December 31, 2005 to the year ended December, 2004

	2005 (Company)				2004 (Company and Predecessor Entities)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)
Revenue:
Rent and other property income	$131,849	$—	$245	$132,094	$25,251	$—	$399	$25,650
Expense reimbursements:
Related party	176	57,436	318	57,930	1,140	31,822	347	33,309
Third party	4,650	—	—	4,650	7,203	—	—	7,203
Management fees:
Related party	197	6,808	—	7,005	1,458	2,897	—	4,355
Third party	3,774	—	—	3,774	3,986	—	—	3,986
Other fee income-related party	290	18,000	31	18,321	—	8,460	—	8,460
Other income	142	108	128	378	126	393	396	915

Total revenue	141,078	82,352	722	224,152	39,164	43,572	1,142	83,878
Operating Expenses:
Property operating expense	54,233	4,431	—	58,664	16,258	6,497	—	22,755
Reimbursed expenses	4,826	57,436	318	62,580	8,343	31,822	347	40,512
Real estate taxes	12,191	—	—	12,191	1,887	—	—	1,887
Administrative expenses	—	—	11,209	11,209	—	—	4,439	4,439
Profits interest and employee initial public offering bonus expense	—	—	—	—	—	—	37,502	37,502
Depreciation and amortization	33,369	299	520	34,188	6,214	25	915	7,154
Interest	29,493	—	1,532	31,025	5,579	—	493	6,072

Total operating expenses	134,112	62,166	13,579	209,857	38,281	38,344	43,696	120,321

Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes	6,966	20,186	(12,857)	14,295	883	5,228	(42,554)	(36,443)
Equity in earnings of unconsolidated entities	—	3,073	—	3,073	—	—	—	—

Income (loss) before minority interest and income taxes	6,966	23,259	(12,857)	17,368	883	5,228	(42,554)	(36,443)
Income taxes	66	5,514	—	5,580	33	279	—	312

Income (loss) before minority interest	6,900	17,745	(12,857)	11,788	850	4,949	(42,554)	(36,755)
Minority interest	3,353	8,625	(6,249)	5,729	—	—	247	247

Net income (loss)	$3,547	$9,120	$(6,608)	$6,059	$850	$4,949	$(42,801)	$(37,002)

Student Housing

        Revenue.    Of the 54 properties owned as of December 31, 2005, we acquired 30 of the student housing properties during 2004 and the remaining 24 properties during 2005. Rent and other property income from these 54 properties totaled $131.8 million in 2005. Rent and other property income from the 30 properties we owned as of December 31, 2004 was $25.3 million in 2004. The increase in rent and other property income experienced during 2005 relates primarily to (i) the presentation of a full year of operations during 2005 with respect to the 30 properties acquired in 2004, and (ii) the acquisition of an additional 24 properties during 2005. Although we generally seek rent increases that will exceed projected increases in property operating expenses, increases in our property operating expenses exceeded our rent increases from 2004 to 2005, primarily as a result of increases in utility expenses and real estate taxes experienced during 2005. As a result, our net income going forward will be affected by property operating expenses throughout the academic year to the extent they are higher than those projected by our management prior to lease execution for that academic year.

        Expense reimbursements from related parties decreased to $0.2 million in 2005 from $1.1 million in 2004, primarily due to our acquisition in March 2005 from related parties of two student housing properties that we managed prior to purchase. In addition, in March 2005, we ceased managing an additional student housing property owned by a related party upon the sale of the property.

        Expense reimbursements from third parties decreased to $4.7 million in 2005 from $7.2 million in 2004, primarily due to our ceasing in 2005 to provide services to five student housing properties owned by third parties upon the sale of the properties. Although one of our business strategies for 2006 relates to the aggressive pursuit of new third-party management agreements, we expect expense reimbursements from third parties to contribute less significantly as a percentage of overall revenue going forward, as a result of the continued growth in rental revenue that we expect to generate from the operations of properties we own and from the operations of new properties acquired throughout 2006.

        Management fee income from related parties decreased to $0.2 million in 2005 from $1.5 million in 2004. The decrease in management fee income was primarily due to our acquisition in March 2005 from related parties of two student housing properties that we managed prior to purchase. In addition, in March 2005 we ceased managing an additional student housing property owned by a related party upon the sale of the property.

        Management fee income from third parties decreased from $4.0 million in 2004 to $3.8 million in 2005, which income included an increase of $0.8 million related to our recognition of a one-time management fee in 2005 that had not been previously recognized because it was deemed to be uncollectible and was paid to us upon the sale of the property by the third party owner, and which was partially offset by our ceasing to manage five student housing properties owned by third parties upon the sale of the properties. Although one of our business strategies for 2006 relates to the aggressive pursuit of new third-party management agreements, we expect management fees to contribute less significantly as a percentage of overall revenue going forward, as a result of the continued growth in rental revenue that we expect to generate from the operations of properties we own and from the operations of new properties acquired during 2006.

        Other fee income from related parties in 2005 was $0.3 million compared to no other fee income in 2004. We anticipate that we will continue to generate such revenue during 2006 as a result of fees that we expect to earn from providing development and management services to joint ventures with third-party institutional investors that we enter into to finance the development and construction of additional student housing properties.

        Other income increased slightly to $142,000 in 2005 from $126,000 in 2004. This other income consisted primarily of interest income on invested cash.

        Expenses.    Property operating expenses increased to $54.2 million in 2005 from $16.3 million in 2004, primarily due to expenses attributable to the 24 properties acquired in 2005 and our ownership and operation throughout 2005 of properties acquired in 2004. Property operating expenses also include compensation and operating costs with respect to our student housing department and acquisitions department employees. We expect property operating expenses to continue to increase in the future as we acquire additional properties. With respect to properties that we currently own, we also expect to continue to experience increases in utility expenses resulting from national trends in higher energy-related costs.

        Reimbursed expenses decreased to $4.8 million in 2005 from $8.3 million in 2004, primarily due to our acquisition from related parties in March 2005 of two student housing properties that we managed prior to our purchase. In addition, during 2005, we ceased providing management services relating to five student housing properties owned by third parties and a student housing property owned by a related party upon the sale of the properties.

        Real estate taxes increased to $12.2 million in 2005 from $1.9 million in 2004 primarily due to the acquisition of 24 properties in 2005 and the full year of real estate taxes with respect to the 30 properties we owned as of December 31, 2004. We expect real estate taxes to continue to increase significantly in the future as we acquire additional properties, and to the extent that local authorities continue to aggressively pursue higher real estate tax assessments on any properties that we currently own.

        Depreciation and amortization increased to $33.4 million in 2005 from $6.2 million in 2004 primarily as a result of acquiring 24 properties in 2005 for an aggregate purchase price of $545.7 million. The $33.4 million in 2005 is comprised of $25.2 million of depreciation and $8.2 million of lease intangible amortization. We expect depreciation to increase significantly in the future as we acquire additional properties.

        Interest expense increased to $29.5 million in 2005 from $5.6 million in 2004 as a result of incurring additional debt, including placement of new mortgage debt and the assumption of existing mortgage debt, as well as borrowings under our line of credit, in connection with the acquisition of 24 properties in 2005. During 2005, we placed $274.3 million of new mortgage debt, assumed $118.9 million of existing mortgage debt, and increased borrowings under our line of credit by a net of $36.0 million. We expect interest expense to increase in the future as we incur additional debt to fund acquisitions. Interest expense also will increase as a result of rising interest rates. For more information regarding the amount of fixed-rate and variable-rate indebtedness we held as of December 31, 2005, see the section titled Quantitative and Qualitative Disclosures About Market Risk under Item 7A of this report.

        Income taxes amounted to $66,000 in 2005 compared to $33,000 in 2004. Income taxes consist primarily of taxes associated with the operations of our student housing taxable REIT subsidiary.

Military Housing

        Revenue.    Expense reimbursements totaled $57.4 million in 2005, as compared to $31.8 million in 2004, primarily due to payroll and renovation expenses related to the seven military housing projects in operation as of December 31, 2005 as compared with the five military housing projects in operation as of December 31, 2004; closing costs and transition expenses for the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005; and reimbursed expenses for the Fort Hamilton project, the Walter Reed Army Medical Center and Fort Detrick project, the Fort Eustis/Fort Story project and the Navy Northeast project, which were in operation for all of 2005 but only a portion of 2004.

        In addition, reimbursements of costs incurred in the development of CDMPs totaled $0.4 million in 2005 relating to the Fort Bliss/White Sands Missile Range project, and $1.0 million in 2004 relating to the Fort Hamilton project, Walter Reed Army Medical Center/Fort Detrick project and the Fort Eustis/Fort Story project. The table below sets forth certain information regarding the revenue from expense reimbursements and reimbursed costs for CDMP development for each of our military housing projects for 2005 and 2004. Only the Fort Stewart and Hunter Army Airfield project and the Fort Carson project were in operation throughout all of 2004 and 2005.

Project	2005	2004
	(in millions)
Expense Reimbursements
Fort Stewart and Hunter Army Airfield Project	$9.4	$7.0
Fort Carson Project	6.9	11.8
Fort Hamilton Project(1)	0.5	1.1
Walter Reed Army Medical Center and Fort Detrick Project(2)	1.4	0.9
Fort Eustis/Fort Story Project(3)	4.7	4.3
Navy Northeast Region Project(3)	29.0	6.7
Fort Bliss/White Sands Missile Range Project(4)	5.5	—

Total expense reimbursements	$57.4	$31.8

Reimbursed costs	$0.4	$1.0

(1)
Commenced operations in the second quarter of 2004.

(2)
Commenced operations in the third quarter of 2004.

(3)
Commenced operations in the fourth quarter of 2004.

(4)
Commenced operations in the third quarter of 2005.

        Management fees from related parties totaled $6.8 million in 2005 compared to $2.9 million in 2004. The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for 2005 and 2004. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which number will fluctuate based on the number of housing units that we construct/renovate or demolish during that period. Management fees from related parties increased significantly during 2005 primarily due to commencement of operations relating to our Navy Northeast Region project in the fourth quarter of 2004 and a full year of operations for our other projects.

Project	2005	2004
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$1.0	$1.0
Fort Carson Project	1.2	1.1
Fort Hamilton Project(1)	0.2	0.1
Walter Reed Army Medical Center and Fort Detrick Project(2)	0.2	0.1
Fort Eustis/Fort Story Project(3)	0.5	—	(4)
Navy Northeast Region Project(3)	3.2	0.5
Fort Bliss/White Sands Missile Range Project(5)	0.5	—

Total	$6.8	$2.9

(1)
Commenced operations in the second quarter of 2004.

(2)
Commenced operations in the third quarter of 2004.

(3)
Commenced operations in the fourth quarter of 2004.

(4)
Amount constituted less than $0.1 million.

(5)
Commenced operations in the third quarter of 2005.

        Other fee income from related parties, which includes development and construction fees and business development fees, totaled $18.0 million in 2005 compared to $8.5 million in 2004. The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for 2005 and 2004. The amount of other fee income from related parties that we receive during a fiscal period is affected by the level of housing unit development and construction that we perform under our military housing projects during that period. Other fee income from related parties increased significantly during 2005 primarily due to commencement of operations relating to our Navy Northeast Region project in the fourth quarter of 2004 and a full year of operations for our other projects.

Project	2005	2004
	(in millions)
Development and Construction Fees
Fort Stewart and Hunter Army Airfield Project	$3.9	$2.3
Fort Carson Project	0.3	0.8
Fort Hamilton Project(1)	0.9	0.5
Walter Reed Army Medical Center and Fort Detrick Project(2)	1.2	1.0
Fort Eustis/Fort Story Project(3)	1.1	—	(4)
Navy Northeast Region Project(3)	4.5	1.7
Fort Bliss/White Sands Missile Range Project(5)	2.1	—

Total development and construction/renovation fees	$14.0	$6.3

Business development fees	$4.0	$2.2

Total Other Fee Income—Related Parties	$18.0	$8.5

(1)
Commenced operations in the second quarter of 2004.

(2)
Commenced operations in the third quarter of 2004.

(3)
Commenced operations in the fourth quarter of 2004.

(4)
Amount constituted less than $0.1 million.

(5)
Commenced operations in the third quarter of 2005.

        Equity in earnings of unconsolidated entities, which includes preferred returns from military housing project joint ventures, totaled $3.1 million for 2005. Of the 2005 amount, $1.0 million related to preferred returns from our Navy Northeast project, and $2.1 million related to our investment in Fort Carson Family Housing LLC.

        Expenses.    Property operating expenses include costs related to operating the military housing segment of our business. These costs decreased to $4.4 million in 2005 from $6.5 million in 2004 primarily due to the presence in 2004 of costs associated with integrating the Fort Eustis/Fort Story project and the Navy Northeast Region project, both of which commenced operations in the fourth quarter of 2004; partially offset by costs in 2005 associated with integrating the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.

        Reimbursed expenses increased to $57.4 million in 2005 from $31.8 million in 2004 primarily due to payroll and renovation expenses related to the seven military housing projects in operation as of December 31, 2005 as compared with the five military housing projects in operation as of December 31, 2004; closing costs and transition expenses for the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005; and reimbursed expenses for the Fort Hamilton project, the Walter Reed Army Medical Center and Fort Detrick project, the Fort

Eustis/Fort Story project and the Navy Northeast project, which were in operation for all of 2005 but only a portion of 2004.

Corporate

        Rental revenue, other fee income—related party, other income, and expense reimbursements, which were recognized with respect to the portions of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, decreased to $0.7 million in 2005 from $1.1 million in 2004, primarily as a result of a reduced level of services provided to these entities as compared to 2004.

        Reimbursed expenses remained unchanged at $0.3 million for the year ended December 31, 2005 from $0.3 million for the year ended December 31, 2004.

        Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, and corporate aircraft, increased to $11.2 million in 2005 from $4.4 million in 2004, primarily due to increased staffing and additional costs incurred in connection with becoming a public company and growth in our operating segments. In addition, we expect to report significant costs at least through the remainder of 2006 in connection with the expenses relating to the Audit Committee investigation, additional audit fees from our independent registered public accounting firm, the implementation of remedial measures to ensure the effectiveness of our internal control over financial reporting, legal fees relating to pending class action litigation and the activities of the Special Committee of our Board. During 2006, we also will incur significant fees in connection with waivers that we have obtained from the syndicate lenders under our line of credit.

        Depreciation, relating primarily to our corporate assets, decreased to $0.5 million in 2005 from $0.9 million in 2004, primarily due to the transfer of the corporate aircraft in February 2005 back to Mr. Holloway.

        Interest expense increased to $1.5 million in 2005 from $0.5 million in 2004, primarily due to increased outstanding borrowings on our line of credit.

        Compensation expense was recorded in 2004 relating to profits interests awarded by Gary M. Holloway to certain employees of the GMH Predecessor Entities and other entities affiliated with Mr. Holloway in recognition of past services. These employees were eligible to participate in the net proceeds or value received by Mr. Holloway upon the sale or disposition of certain student housing properties and the military housing business in excess of Mr. Holloway's equity investments in such assets. These employees rendered all services and satisfied all conditions necessary to earn the right to benefit from these profits interests as of the date that such profits interests were awarded. In accordance with Financial Accounting Standards Statement No.5, Accounting for Contingencies, compensation expense relating to the award of these profits interests was required to be recognized by the GMH Predecessor Entities when the sale or disposition of the assets resulting in proceeds received by Mr. Holloway in an amount in excess of his equity investment in such assets became probable. This amount became probable during the third quarter of 2004 when, in connection with the contribution of the ownership interests in GMH Military Housing LLC, College Park Management Inc. and other assets by Mr. Holloway to our operating partnership in anticipation of the initial public offering of the Company, the remaining profits interests awards were amended to fix the value of such awards at $33.2 million to be paid to these employees unconditionally. Accordingly, this amount was recognized in the third quarter of 2004 and Mr. Holloway's obligations regarding the profits interests were satisfied upon the transfer of $33.2 million of units of limited partnership in our operating partnership to these employees on November 2, 2004, the closing date of our initial public offering.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

	2004				2003
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$25,251	$—	$399	$25,650	$—	$—	$636	$636
Expense reimbursements:
Related party	1,140	31,822	347	33,309	230	2,921	122	3,273
Third party	7,203	—	—	7,203	7,318	—	—	7,318
Management fees:
Related party	1,458	2,897	—	4,355	2,432	1,460	—	3,892
Third party	3,986	—	—	3,986	2,624	—	—	2,624
Other fee income-related party	—	8,460	—	8,460	—	450	392	842
Other income	126	393	396	915	226	—	4	230

Total revenue	39,164	43,572	1,142	83,878	12,830	4,831	1,154	18,815
Operating Expenses:
Property operating expenses	16,258	6,497	—	22,755	5,001	4,217	—	9,218
Reimbursed expenses	8,343	31,822	347	40,512	7,548	2,921	122	10,591
Real estate taxes	1,887	—	—	1,887	—	—	83	83
Administrative expenses	—	—	4,439	4,439	—	—	1,405	1,405
Profits interest and employee initial public offering bonus expense	—	—	37,502	37,502	—	—	—	—
Depreciation and amortization	6,214	25	915	7,154	24	—	798	822
Interest	5,579	—	493	6,072	—	—	396	396

Total operating expenses	38,281	38,344	43,696	120,321	12,573	7,138	2,804	22,515

Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes	883	5,228	(42,554)	(36,443)	257	(2,307)	(1,650)	(3,700)
Equity in earnings of unconsolidated entities	—	—	—	—	751	—	—	751

Income (loss) before minority interest and income taxes	883	5,228	(42,554)	(36,443)	1,008	(2,307)	(1,650)	(2,949)
Income taxes	33	279	—	312	—	—	—	—

Income (loss) before minority interest	850	4,949	(42,554)	(36,755)	1,008	(2,307)	(1,650)	(2,949)
Minority interest	—	—	247	247	—	—	—	—

Net income (loss)	$850	$4,949	$(42,801)	$(37,002)	$1,008	$(2,307)	$(1,650)	$(2,949)

Student Housing

        Revenue.    We acquired 30 student housing properties in 2004. Rent and other property income from these properties totaled $25.3 million for this period. Because we did not own any student housing properties in 2003, we had no rent and other property income for the period.

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

        Management fee income from related parties was $1.5 million for the year ended December 31, 2004, consisting of $1.1 million of standard management fees and $0.4 million of asset management fees, as compared to $2.4 million in 2003, consisting of $1.8 million of standard management fees and $0.6 million of asset management fees. The $0.7 million decrease in standard management fees and the $0.2 million decrease in asset management fees resulted primarily from the disposition during the period from February 2003 through January 2004 of three properties owned by related parties due to the investment criteria of certain equity partners in those properties. Management fee income from third parties increased to $4.0 million for the year ended December 31, 2004 from $2.6 million in 2003, primarily due to increased revenue at the managed properties.

        Expenses.    Property operating expenses increased to $16.3 million for the year ended December 31, 2004 from $5.0 million in 2003, primarily due to expenses attributable to the 30 student housing properties acquired during the year ended December 31, 2004.

        Reimbursed expenses totaled $8.3 million for the year ended December 31, 2004 as compared to $7.5 million in 2003, primarily due to an increase in payroll costs associated with the acquisition of the properties by related parties during the period from May 2003 to February 2004.

        Real estate taxes increased to $1.9 million for the year ended December 31, 2004, primarily attributable to the 30 student housing properties acquired during the year ended December 31, 2004. We did not pay any real estate taxes during 2003 because we did not own any student housing properties during the period.

        Depreciation and amortization increased to $6.2 million for the year ended December 31, 2004 from less than $0.1 million in 2003 related to the acquisition during 2004 of 30 properties with an aggregate cost of approximately $634.4 million.

        Interest expense totaled $5.6 million for the year ended December 31, 2004, as compared to no interest expense in 2003, as a result of our incurring $360 million of debt in connection with the acquisition of 30 properties during the year ended December 31, 2004.

        Equity in earnings of unconsolidated subsidiaries amounted to $0.8 million for the year ended December 31, 2003 relating to a liquidating distribution received by College Park Management, Inc. in connection with its prior 40% interest in Atrium Pacific Avenue, LLC. College Park Management, Inc. discontinued recording its share of the losses of Atrium Pacific Avenue, LLC prior to 2002 because its investment was reduced to zero. In 2003, the real estate property owned by Atrium Pacific Avenue, LLC was sold and a liquidating distribution was paid to College Park Management, Inc.

Military Housing

        Revenue.    Expense reimbursements totaled $31.8 million for the year ended December 31, 2004 compared to $2.9 million in 2003. Of the 2004 amount, $7.0 million related to the Fort Stewart and Hunter Army Airfield project and $11.8 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.9 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.7 million related to the Walter Reed Army Medical Center and Fort Detrick project, which commenced operations in the third quarter of 2004; $3.7 million related to the Fort Eustis/Fort Story project and $6.7 million related to the Navy Northeast Region project, both of which commenced operations in the fourth quarter of 2004; and $1.0 million related to reimbursement of costs incurred in the development of the CDMP for the Fort Hamilton Project, Walter Reed Army Medical Center/Fort Detrick project and the Fort Eustis/Fort Story project.

        Management fees from related parties increased to $2.9 million for the year ended December 31, 2004 from $1.5 million in the comparable period of 2003, primarily due to fees from the Fort Hamilton project, the Walter Reed Army Medical Center and Fort Detrick project, the Fort Eustis/Fort Story project and the Navy Northeast Region project. Of the $2.9 million of fees in 2004, $1.0 million related to the Fort Stewart and Hunter Army Airfield project; $1.1 million related to the Fort Carson project; $0.1 million related to the Fort Hamilton project; $0.1 related to the Walter Reed Army Medical Center and Fort Detrick project; less than $0.1 million related to the Fort Eustis/Fort Story project; and $0.5 million related to the Navy Northeast project.

        Other fee income from related parties increased to $8.5 million for the year ended December 31, 2004 from $0.5 million in 2003. The 2004 income consisted of $6.3 million of development and construction/renovation fees and $2.2 million of business development fees. Of the development and construction/renovation fees, $2.3 million related to the Fort Stewart and Hunter Army Airfield project; $0.8 million related to the Fort Carson project; $0.5 million related to the Fort Hamilton project; $1.0 million related to the Walter Reed Army Medical Center and Fort Detrick project; and $1.7 million related to the Navy Northeast Region project.

        Expenses.    Property operating expenses increased to $6.5 million for the year ended December 31, 2004 from $4.2 million in 2003, primarily due to staffing increases related to expansion of our planning, execution and management teams to address the needs of the military housing segment.

        Reimbursed expenses increased to $31.8 million for the year ended December 31, 2004 from $2.9 million in 2003, primarily due to payroll expenses for Fort Stewart and Hunter Army Airfield, Fort Carson, Fort Hamilton, Fort Eustis/Fort Story, Navy Northeast Region, Walter Reed Army Medical Center and Fort Detrick projects that were in operation during 2004 but only a portion, if at all, during 2003; closing costs and transition expenses for Fort Hamilton and Walter Reed Army Medical Center and Fort Detrick; and expenses for the Fort Carson project and Fort Stewart and Hunter Army Airfield project management and renovation contracts.

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

        During the year ended December 31, 2004, $37.5 million of compensation expense was recorded, consisting of $33.2 million of profits interests awarded by Mr. Holloway to certain employees of our predecessor entities and other entities affiliated with Mr. Holloway in recognition of past services and $4.3 million of bonuses paid by Mr. Holloway to other employees in connection with our initial public offering. The profits interests were paid to employees who were eligible to participate in the net proceeds or value received by Mr. Holloway upon the sale or disposition of certain student housing properties and the military housing business in excess of Mr. Holloway's equity investments in such assets. These employees rendered all services and satisfied all conditions necessary to earn the right to benefit from these profits interests as of the date that such profits interests were awarded. In accordance with Financial Accounting Standards Statement No. 5, Accounting for Contingencies, compensation expense relating to the award of these profits interests was required to be recognized by our predecessor entities when the sale or disposition of the assets resulting in proceeds received by Mr. Holloway in an amount in excess of his equity investment in such assets became probable. This amount became probable during the third quarter of 2004 when the remaining profits interests awards were amended to fix the value of such awards at $33.2 million to be paid to these employees. Accordingly, we recognized compensation expense in this amount in the third quarter of 2004. Mr. Holloway's obligations regarding the profits interests were satisfied upon the transfer of units of limited partnership in our operating partnership with a value of $33.2 million to these employees on November 2, 2004, the closing date of our initial public offering.

        Depreciation, relating primarily to our headquarters and corporate aircraft, of $0.9 million for the year ended December 31, 2004 slightly increased from the year ended December 31, 2003.

        Interest expense of $0.5 million for the year ended December 31, 2004 slightly increased from $0.4 million for the year ended December 31, 2003.

Liquidity and Capital Resources

        Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses, (v) equity contributions in connection with our military housing joint ventures, and (vi) distributions to shareholders and partners of our operating partnership. Our existing working capital and cash provided by operations, together with amounts available to us under our $150.0 million revolving credit facility are expected to be sufficient to meet our short-term liquidity requirements. Availability under the credit facility as of December 31, 2005 was limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool as of the end of the previous quarter (which in no event may contain fewer than five student housing properties) and 50% of the annualized value of our cash flow from our management of military housing privatization projects and student housing properties in the previous quarter. The credit facility was obtained by our operating partnership in November 2004, and GMH Communities Trust serves as guarantor for the credit facility. Advances under the credit facility bear interest, at the election of the borrower, at a Eurodollar rate based on LIBOR or a base rate based on the prime rate announced by Bank of America, N.A., as the administrative agent of the facility, plus an interest rate spread on both Eurodollar and prime rate loans that varies depending upon the Company's leverage ratio. The credit facility also requires that we maintain certain corporate level financial covenants.

        As of December 31, 2005 and April 30, 2006, we had availability under the credit facility equal to $150.0 million, of which $36.0 million and $95.0 million, respectively, in borrowings was outstanding, and having a weighted average interest rate of 6.50% as of December 31, 2005 and 7.01% as of April 30, 2006. As of December 31, 2005 and April 30, 2006, there were no letters of credit outstanding under the credit facility.

        In August 2005, we entered into an amendment of the credit facility, under which the calculation of the borrowing base was revised to include cash flow from the military housing construction and development fees and to increase the total cash flow attributable to annualized fees from the management, construction and development of the military housing privatization projects and student housing properties from 35% to 50%. The amendment also increased the applicable interest rate ranges on outstanding borrowings under the credit facility to the following: 1.625% to 2.375% for Eurodollar rate loans or 0.75% to 1.75% for prime rate loans. The amendment also modified the calculation of the leverage ratio and increased the maximum leverage ratio from 60% to 65% through December 31, 2005. At the end of the first quarter of 2006, the maximum leverage ratio reverted to 60%.

        In January 2005, we paid a distribution to our shareholders that caused us to violate a covenant under our credit facility that restricted us from making distributions greater than 95% of our funds from operations. We received a waiver of this instance of noncompliance from our lenders. We and the lenders also agreed to modify the covenant related to the payment of dividends to shareholders for the year ended December 31, 2005. Under the terms of the modification, we were restricted from paying distributions to our shareholders with respect to 2005 in excess of 110% of our funds from operations. In January 2006, we paid a dividend distribution to our shareholders that, when aggregated with distributions paid to shareholders during 2005, exceeded this 110% threshold for the year ended

December 31, 2005. We also received a waiver of this instance of noncompliance with the financial covenant from our lenders. As of January 1, 2006, the financial covenant restriction relating to these dividend payments reverted to the original terms under the credit facility, such that we are now restricted from paying aggregate distributions to our shareholders for any given year in excess of 95% of our funds from operations for that year. In addition, the credit facility also contains an affirmative covenant requiring us to provide audited financial statements within 90 days after the end of each fiscal year, and unaudited quarterly financial statements within 45 days after the end of each fiscal quarter. As a result of the delay in the filing of this report and the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2006, we obtained waivers of these covenants from the lender syndicate that permits us to deliver our audited financial statements for the 2005 fiscal year no later than August 15, 2006. As of June 30, 2006, we have paid fees totaling approximately $470,000 in connection with the above-referenced waivers obtained during 2006.

        We elected to be treated as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis. Therefore, except as discussed below, as a general matter, a substantial portion of cash generated by our operations will be used to fund distributions to shareholders and holders of limited partnership interests in our operating partnership, and will not be available to satisfy our liquidity needs.

        Future dividends will be declared at the discretion of our board of trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our board of trustees deems relevant. For the first quarter of 2006, we declared a quarterly dividend distribution of $0.2275 per common share, payable to shareholders of record on March 31, 2006. We distributed this dividend on April 14, 2006, and at the same time, our operating partnership paid a distribution of $0.2275 per unit to holders of limited partnership interest in our operating partnership. For the second quarter of 2006, we declared a quarterly dividend distribution of $0.2275 per common share, payable on July 14, 2006 to shareholders of record on June 30, 2006. We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. We expect that during most of 2006, our cash flow from operations will be insufficient to fund our anticipated dividend distributions. Therefore, we expect to rely on amounts available under our credit facility or through other third party debt financing to fund these distributions and other capital needs. In addition, our ability to maintain our quarterly dividend payment at its current rate may be affected by the current restriction under the terms of our credit facility that preclude us from making distributions to our shareholders in excess of 95% of funds from operations for the fiscal year. Our actual results of operations will be affected by a number of factors, including: the revenue we receive from our student housing; revenues from management and consulting fees in connection with management services that we will provide for student housing properties owned by others; revenues from our military housing projects; our operating expenses; interest expense; legal and accounting costs related to the investigation of the Audit Committee of our Board and related matters; costs related to our pending class action lawsuits and the activities of the Special Committee of our Board; expenses in connection with the implementation of remedial measures to address the material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures; and any unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see the section entitled "Risk Factors" in Part I, Item 1A of this report. Our Board may choose to pay a lower distribution in the event we are unable to obtain financing to pay our dividend at historical levels, or in order to assure compliance with applicable restrictive covenants on distributions under the terms of the credit facility.

        As of December 31, 2005, 47 of our student housing properties were encumbered by security interests relating to notes payable aggregating $688.3 million and secured by first liens on the individual assets with an aggregate cost basis of approximately $1,018.8 million, before accumulated depreciation. These notes payable had a weighted-average interest rate of 4.97%, mature at various dates between March 2007 and June 2024 and require monthly payments of principal and interest or monthly payments of interest only. In addition, we had $3.8 million in construction loan indebtedness outstanding that was secured by one of the student housing properties under development through a joint venture. This indebtedness had a interest rate of 6.28%, matures in 2008, and requires monthly payments of interest only. The table below sets forth for 2006, the five succeeding years and thereafter the aggregate annual principal payments of the above-referenced indebtedness (dollars in thousands):

2006	$6,333
2007	47,049
2008	9,618
2009	35,293
2010	106,122
2011 and thereafter	487,654

$692,069

        With regard to our military housing privatization projects, we are typically required to fund our portion of the equity commitment to the project's joint venture after all other sources of funding for the project have been expended. With respect to our Navy Northeast Region project, however, we were required to fund the equity commitment at commencement of the project. We made a $9.5 million equity contribution in November 2004 relating to our Navy Northeast project and, as of December 31, 2005, had contractually committed to contribute an aggregate of $2.0 million in 2006 to our Fort Hamilton project; $5.9 million in 2007 to our Walter Reed Army Medical Center/Fort Detrick project; $3.6 million in 2010 for our Fort Eustis/Fort Story project; $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project; and $6.3 million in 2011 for our Fort Bliss/White Sands project. In addition, during the second quarter of 2006, we contractually committed to contribute, in several phases that commence in 2011 and end in 2012, an aggregate of $4.5 million to our Fort Gordon project, and also to contribute $3.0 million in equity to our Carlisle/Picatinny project in 2011. These equity contributions help to fund the development, construction and renovation of housing units at these bases during their respective initial development periods.

        Typically, we are reimbursed for certain payroll expenses relating to the student housing properties we manage for third parties, for certain costs we incur after we are awarded the right to exclusively negotiate agreements for a military housing project until we enter into agreements for the project and for transition costs we incur shortly before initiation of our management of a military housing project. However, we are required to fund these costs prior to the time we receive the reimbursements. Typically, Army and Navy projects require approximately $1.0 million to $7.0 million in costs associated with transition and exclusive negotiations, depending on the size of the project. The expenditures typically begin 12 months prior to executing an agreement for the military housing project. Accordingly, the timing between our payments and reimbursements for projects may add to our short-term liquidity needs.

        If cash flows from any of our military housing privatization projects are insufficient to meet the coverage ratios or benchmarks entitling us to receive fee payments, any unpaid fees will accumulate and be subsequently paid from operations or upon dissolution of the projects to the extent that funds are available and the applicable thresholds are met. If these thresholds are not met, we will not have access to or receive certain of the fees we have earned. The unavailability of these funds would materially impact our ability to meet our short-term and long-term liquidity needs. We will be required to make equity contributions at the beginning of the initial development period for typical Navy transactions and at the end of the initial development period for typical Army transactions. If cash flow is insufficient, any unpaid equity returns will accumulate as specified in the applicable project agreement and subsequently be paid from operations or upon dissolution of the projects to the extent the funds are available. Based on our current expectations regarding the terms of the debt funding for our military projects, we expect that the projects will generate sufficient cash flows to fund the reinvestment account and pay anticipated equity returns.

        With regard to our currently owned student housing properties, we do not have any short-term capital commitments; however, we will require funds in connection with our anticipated acquisitions of additional student housing properties. During 2006, we expect to acquire additional student housing properties and development projects that are located in our targeted markets and that meet management's underwriting criteria for creating long-term growth potential. In an effort to conserve our available capital resources for 2006 and potentially for sometime thereafter, we expect to fund the acquisition of many of our future student housing properties and development projects through joint venture structures similar to the joint venture terms that we entered into with respect to our Orono, Maine and Bowling Green, Ohio development properties (see disclosure appearing under the section titled "Business—Our Recent Activities—Student Housing" in Part I, Item 1 of this report). The timing of any additional acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We intend to fund our equity portion of these joint ventures by using funds from our credit facility or from available cash from operations. We also may determine that it is appropriate to purchase additional student housing properties alone, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property. In addition to utilizing cash from operations and from our line of credit, we may leverage existing student housing properties which are underleveraged or unencumbered by debt to generate cash to fund the purchase of additional student housing properties or for other corporate purposes. We expect that our primary source of funding for the equity associated with the acquisition of student housing properties and development projects during the next 12 months, whether done through a joint venture structures or not, will be our credit facility and the placement of mortgage debt on the assets acquired. Depending upon the size of our student housing acquisition pipeline for the next 12 months, the timing of closings on our properties, and the amount of cash required to fund planned student housing acquisitions, we may exceed the maximum capacity available under our existing credit facility. In that event, we may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. While we believe we will be able to obtain such funds, these funds may not be available on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, the outcome of the ongoing investigation by our Audit Committee, the outcome of our current litigation, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreement governing our credit facility. These financings could increase our level of indebtedness or result in dilution to our equity holders.

        For the remainder of 2006, we also expect to incur significant fees in connection with the investigation performed by the Audit Committee of our Board and related matters, such as pending class action litigation, as well as the activities of the Special Committee of our Board. These fees primarily include additional legal and accounting expenses, as well as costs associated with implementing remedial measures to address the material weaknesses in our internal control over financial reporting that are described in more detail in Part II, Item 9A of this report titled "Controls and Procedures." These fees will impact the level of cash from operations that we would otherwise expect to be available for the acquisition of additional student housing properties, and therefore could affect the number of acquisitions that we seek to complete during 2006.

        Long-term liquidity requirements with respect to our student housing and military housing segments consist primarily of amounts necessary to fund scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically at our properties, and the costs associated with acquisitions of student housing properties and awards or acquisitions of military housing privatization projects that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including existing working capital, cash provided by operations, long-term mortgage indebtedness, equity offerings, and, with respect to fiscal year 2004, owner contributions. We now expect our long-term liquidity requirements to be satisfied primarily through cash generated by operations that is not used to fund distributions and the additional external financing sources discussed above.

Contractual Obligations

        The following table summarizes our contractual obligations, as well as obligations under certain acquisition contracts we consider probable of completion as of December 31, 2005 for this year, the four succeeding years and thereafter, in the aggregate.

Contractual Obligations(1)	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Notes payable(2)	$6,333	$47,049	$9,618	$35,293	$106,122	$487,654	$692,069
Operating leases(3)	284	313	313	313	313	25,975	27,511
Acquisitions of properties(4)	94,564	—	—	—	—	—	94,564
Equity contribution(5)	2,000	5,900	—	—	3,600	14,300	25,800
Employment/Consulting agreements(6)	975	800	—	—	—	—	1,775

	$104,156	$54,062	$9,931	$35,606	$110,035	$527,929	$841,719

(1)
Excludes individual contractual obligations with a value of less than $25,000, contractual obligations relating to our operations that may be terminated with notice of one month or less and contractual obligations for which we expect to be reimbursed.

(2)
Represents scheduled payments of principal.

(3)
Represents a ground lease with respect to one of our student housing properties. The ground lease requires an annual rental payment of an estimated $284,335 for 2006 and ends on September 1, 2051, with the ability to renew for two additional five-year terms. The rental payment is subject to increases every five years, based on increases in the consumer price index (CPI) of at least 3%. The rental increases are based on an assumed CPI increase of 3% every five years. Actual rental payments may vary from the amounts presented based on the actual CPI increases that are used to calculate the rent increases.

(4)
Represents the contractual obligations to purchase seven student housing properties and an undeveloped parcel of land that we had under agreement of sale as of December 31, 2005.

(5)
Represents contractual commitments to fund equity contributions to military housing privatization projects. Does not include equity contributions that we are committed to fund for our Fort Gordon project in the amount of $4.5 million, and the Carlisle/Picatinny project in the amount of $3.0 million. We entered into agreements relating to these projects in the second quarter of 2006.

(6)
We are subject to employment agreements with Gary M. Holloway, Sr. and Bruce F. Robinson. As of December 31, 2005, Joseph M. Coyle, the former president of our student housing business, resigned from the Company. As a result, Mr. Coyle's previously effective employment agreement was terminated as of such date, and he and the Company entered into a consulting agreement on January 1, 2006 with an initial term of 17 months. Does not include employment agreements with three additional executive officers of the Company that were entered into in July 2006, each of which has a term of three years and which, collectively, cover the payment of an aggregate of $850,000 in base salary.

Cash Distribution Policy

        Commencing with our taxable year ended December 31, 2004, we filed a tax return electing to be treated as a REIT under the Code, and we expect to continue to qualify as a REIT. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute our REIT taxable income to our shareholders, but the taxable income generated by our taxable REIT subsidiaries will be subject to regular corporate income tax. We intend to make at least the minimum distributions required to maintain our REIT qualifications under the Code. Holders of units of our limited partnership will also be entitled to distributions of cash equivalent to dividends per share paid to our common shareholders.

Inflation

        As a majority of our student housing leases are 12 months or less, rates on in-place leases generally approximate market rental rates. We believe that inflationary increases in expenses may be offset to a certain extent by rent increases upon renewal. A majority of our military housing management fees, construction/renovation fees and business development fees are based on a percentage of revenue or expenses generated by us or the military housing privatization projects. Inflationary increases in expenses may not be offset by increases in revenue.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Given current market conditions, our strategy favors fixed-rate, secured debt over variable-rate debt to minimize our exposure to increases in interest rates. As of December 31, 2005, 95% of the outstanding principal amount of our notes payable secured by properties we owned had fixed interest rates with a weighted-average rate of 4.90%. The remaining 5% of outstanding principal amount of our notes payable and our line of credit, at December 31, 2005, had variable interest rates primarily equal to LIBOR plus 1.90% to 2.125%.

        As of December 31, 2005, we had $36.0 million in funds drawn from our credit facility, bearing a variable interest rate at a Eurodollar rate based on a 30-day LIBOR at 4.375% and an applicable rate of 2.125%, for a total interest rate of 6.50%.

        As of December 31, 2005, based on our variable rate debt balances described above, if interest rates were to increase by 1.0%, our interest expense would increase by approximately $0.7 million on an annual basis.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	106
GMH Communities Trust Consolidated Balance Sheet as of December 31, 2005 and 2004	107
GMH Communities Trust and The GMH Predecessor Entities Consolidated and Combined Statements of Operations for the Company for the year ended December 31, 2005 and the period from November 2, 2004 through December 31, 2004, and for the Predecessor for the period from January 1, 2004 through November 1, 2004, and for the year ended December 31, 2003	108
GMH Communities Trust and The GMH Predecessor Entities Consolidated and Combined Statements of Beneficiaries' and Owners' Equity for the Company for the year ended December 31, 2005 and the period from November 2, 2004 through December 31, 2004, and for the Predecessor for the period from January 1, 2004 through November 1, 2004, and for the year ended December 31, 2003	109
GMH Communities Trust and The GMH Predecessor Entities Consolidated and Combined Statements of Cash Flows for the Company for the year ended December 31, 2005 and for the period from November 2, 2004 through December 31, 2004 and for the Predecessor for the period from January 1, 2004 through November 2, 2004, and for the year ended December 31, 2003	110
Notes to Consolidated and Combined Financial Statements	111

Report of Independent Registered Public Accounting Firm

        The Board of Trustees and Shareholders of GMH Communities Trust

        We have audited the accompanying consolidated balance sheets of GMH Communities Trust as of December 31, 2005 and 2004, and the related consolidated statements of operations, beneficiaries' equity, and cash flows for the year ended December 31, 2005 and for the period from November 2, 2004 to December 31, 2004 and the combined statements of operations, owner's equity, and cash flows of The GMH Predecessor Entities for the period from January 1, 2004 to November 1, 2004 and for the year ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GMH Communities Trust at December 31, 2005 and 2004, and the related consolidated results of its operations and its cash flows for the year ended December 31, 2005 and for the period from November 2, 2004 to December 31, 2004 and the combined results of operations and cash flows of The GMH Predecessor Entities for the period from January 1, 2004 to November 1, 2004 and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GMH Communities Trust's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 20, 2006 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
July 27, 2006

GMH COMMUNITIES TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and number of shares)

	December 31, 2005	December 31, 2004
ASSETS
Real estate investments:
Student housing properties	$1,210,255	$638,635
Accumulated depreciation	29,039	3,905

	1,181,216	634,730
Corporate assets:
Corporate assets	8,178	11,625
Accumulated depreciation	565	241

	7,613	11,384
Cash and cash equivalents	2,240	60,926
Restricted cash	11,625	2,313
Accounts and other receivables, net:
Related party	19,191	9,309
Third party	2,925	2,257
Investments in military housing projects	37,828	39,482
Deferred contract costs	1,063	126
Deferred financing costs, net	4,088	2,820
Lease intangibles, net	3,201	4,994
Deposits	2,856	1,848
Other assets	4,105	2,872

Total assets	$1,277,951	$773,061

LIABILITIES AND BENEFICIARIES' EQUITY
Notes payable	$692,069	$370,007
Line of credit	36,000	—
Accounts payable:
Related party	—	277
Third party	5,566	1,160
Accrued expenses	21,253	9,308
Dividends and distributions payable	16,227	9,583
Other liabilities	21,337	4,907

Total liabilities	792,452	395,242
Minority interest	188,633	182,118
Beneficiaries' equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 39,699,843 and 30,350,989 issued and outstanding at December 31, 2005 and 2004, respectively	40	30
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	325,455	200,276
Unearned share compensation	(320)	—
Cumulative earnings	6,310	251
Cumulative dividends	(34,619)	(4,856)

Total beneficiaries' equity	296,866	195,701

Total liabilities and beneficiaries' equity	$1,277,951	$773,061

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	For the year ended December 31, 2005 (Company)	Period from January 1 to November 1, 2004 (Predecessor)	Period from November 2 to December 31, 2004 (Company)	For the year ended December 31, 2003 (Predecessor)
Revenue:
Rent and other property income	$132,094	$11,453	$14,197	$636
Expense reimbursements:
Related party	57,930	19,494	13,815	3,273
Third party	4,650	6,287	916	7,318
Management fees:
Related party	7,005	3,120	1,235	3,892
Third party	3,774	3,537	449	2,624
Other fee income—related party	18,321	4,899	3,561	842
Other income	378	509	406	230

Total revenue	224,152	49,299	34,579	18,815
Operating Expenses:
Property operating expenses	58,664	14,237	8,518	9,218
Reimbursed expenses	62,580	25,781	14,731	10,591
Real estate taxes	12,191	824	1,063	83
Administrative expenses	11,209	2,092	2,347	1,405
Profits interests and employee initial public offering bonus expense	—	37,502	—	—
Depreciation and amortization	34,188	3,264	3,890	822
Interest	31,025	2,852	3,220	396

Total operating expenses	209,857	86,552	33,769	22,515
Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes	14,295	(37,253)	810	(3,700)
Equity in earnings of unconsolidated entities	3,073	—	—	751

Income (loss) before minority interest and income taxes	17,368	(37,253)	810	(2,949)
Income taxes	5,580	—	312	—

Income (loss) before minority interest	11,788	(37,253)	498	(2,949)
Minority interest	5,729	—	247	—

Net income (loss)	$6,059	$(37,253)	$251	$(2,949)

Earnings per share—basic	$0.19		$0.01
Earnings per share—diluted	$0.18		$0.01

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONSOLIDATED AND COMBINED STATEMENTS OF BENEFICIARIES' AND OWNER'S EQUITY

(in thousands, except number of shares and per share information)

		The Company
	Predecessor
			Par Value of Common Shares
	Owner's Equity	Common Shares		Additional Paid-in Capital	Unearned Share Compensation	Cumulative Earnings	Cumulative Dividends
Balance at January 1, 2003	$437	—	$—	$—	—	$—	$—
Cash contributions	14,302	—	—	—	—	—	—
Cash distributions	(8,196)	—	—	—	—	—	—
Net loss	(2,949)	—	—	—	—	—	—

Balance at December 31, 2003	3,594	—	—	—	—	—	—
Cash contributions	129,330	—	—	—	—	—	—
Cash distributions	(32,253)	—	—	—	—	—	—
Profits interest (See Note 9)	33,180	—	—	—	—	—	—
Net property contributions	1,992	—	—	—	—	—	—
Net loss from January 1, 2004 to November 1, 2004	(37,253)	—	—	—	—	—	—
Exchange of equity for units of limited partnership	(13,255)		—	13,255		—	—

Balance at November 1, 2004	85,335	—	—	13,255	—	—	—
Sale of common stock, net of offering costs	—	30,350,989	30	331,695	—	—	—
Redemption of Vornado's Class B partnership interests (see Note 1)	(77,300)	—	—	—	—	—	—
Cash distributions	(8,035)	—	—	—	—	—	—
Transfer to minority interest (see Note 2)	—	—	—	(144,674)	—	—	—
Dividends ($0.16 per common share)	—	—	—	—	—	—	(4,856)
Net income from November 2, 2004 to December 31, 2004	—	—	—	—	—	251	—

Balance at December 31, 2004	—	30,350,989	30	200,276	—	251	(4,856)
Transfer of Corporate Flight Services to Gary M. Holloway, Sr. (see Note 8)	—	—	—	87	—	—	—
Sale of common stock, net of offering costs	—	9,315,000	10	124,641	—	—	—
Dividends ($0.91 per common share)	—	—	—	—	—	—	(29,763)
Shares issued to non-employee trustees	—	33,854	—	451	(451)	—	—
Amortization of share compensation	—	—	—	—	131	—	—
Net income for year ended December 31, 2005	—	—	—	—	—	6,059	—

Balance at December 31, 2005	$—	39,699,843	$40	$325,455	$(320)	$6,310	$(34,619)

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31, 2005 (Company)	Period from January 1 to November 1, 2004 (Predecessor)	Period from November 2, to December 31, 2004 (Company)	For the year ended December 31, 2003 (Predecessor)
Cash flows from operating activities:
Net income (loss)	$6,059	$(37,253)	$251	$(2,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	25,678	2,372	2,469	822
Amortization:
Lease intangibles	8,235	893	1,421	—
Notes payable fair value adjustment	(2,242)	(295)	(374)	—
Deferred loan costs	1,245	60	329	19
Other amortization	406	—	—	—
Bad debt expense	1,632	—	—	—
Equity in earnings of unconsolidated entities	(3,073)	—	—	(751)
Minority interest	5,729	—	247	—
Changes in operating assets and liabilities:
Restricted cash	(9,312)	(2,595)	282	—
Accounts and other receivables	(13,198)	(4,737)	(2,076)	(327)
Deferred contract costs	(937)	(5,972)	5,785	(302)
Deposits and other assets	(2,241)	(7,040)	13,529	(37)
Accounts payable	4,129	4,175	(2,455)	282
Accrued expenses and other liabilities	28,192	11,564	(5,472)	—
Accrued profits interest	—	33,180	—	—

Net cash provided by (used in) operating activities	50,302	(5,648)	13,936	(3,242)
Cash flows from investing activities:
Property acquisitions	(407,428)	(167,140)	(272,975)	—
Capitalized expenditures	(20,316)	(87)	(207)	(21)
Distributions received from unconsolidated entities	5,468	—	—	751
Contributions to unconsolidated entities	—	—	(10,600)	(2,345)
Purchase of management contract	—	(1,189)	—	—

Net cash used in investing activities	(422,276)	(168,416)	(283,782)	(1,615)
Cash flows from financing activities:
Owner distributions	(50,987)	(32,253)	(126,463)	(8,196)
Owner contributions	—	129,330	41,128	14,302
Proceeds from notes payable	277,989	103,898	61,470	—
Repayment of notes payable	(71,852)	(808)	(507)	(830)
Line of credit borrowings	306,000	—	—	—
Line of credit payments	(270,000)	—	—	—
Payment of financing costs	(2,513)	(1,031)	(2,165)	—
Proceeds of public offerings	132,749	—	342,359	—
Costs related to public offerings	(8,098)	(5,443)	(5,194)	—

Net cash provided by financing activities	313,288	193,693	310,628	5,276

Net (decrease) increase in cash and cash equivalents	(58,686)	19,629	40,782	419
Cash and cash equivalents, beginning of period	60,926	515	20,144	96

Cash and cash equivalents, end of period	$2,240	$20,144	$60,926	$515

Supplemental information
Real estate acquired by assuming debt including debt premium	$122,376	$128,622	$61,258	$—

Issuance of units of limited partnership interest for purchase of student housing properties	$28,570	$—	$8,054	$—

Property distributed at net book value	$3,854	$(381)	$—	$—

Debt distributed at net book value	$4,208	$—	$—	$—

Issuance of units of limited partnership interest for purchase of military housing joint venture	$—	$—	$31,000	$—

Furniture and computers contributed at net book value	$—	$463	$—	$—

Interest paid	$28,686	$2,142	$2,617	$379

Income taxes paid	$5,115	$—	$—	$—

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

Notes to Consolidated and Combined Financial Statements

December 31, 2005

1.    Organization and Basis of Presentation

Organization

        GMH Communities Trust (the "Trust," the "Company," or sometimes referred to as "we") elected to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code") commencing with its taxable year ended December 31, 2004. The Trust was formed as a Maryland real estate investment trust in May 2004 and prior to completion of our initial public offering, had no operations. We completed our initial public offering on November 2, 2004, pursuant to which we sold an aggregate of 30,350,989 common shares of beneficial interest at an offering price of $12.00 per share, and raised an aggregate of $331.7 million in net proceeds, after deducting the underwriters' discount and other offering-related expenses. We contributed the net proceeds from the offering to our operating partnership, GMH Communities, LP, a Delaware limited partnership (the "Operating Partnership"), in exchange for units of partnership interest. As of December 31, 2005, the Operating Partnership had 71,327,160 units of partnership interest outstanding, of which the Trust owned 39,118,674 units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of December 31, 2005, there were 31,627,317 units of limited partnership interest outstanding that were not owned by the Company.

        On October 4, 2005, we sold 9,315,000 common shares of beneficial interest, including 1,215,000 shares issued upon full exercise of the underwriters' over-allotment option, at an offering price of $14.25 per share. The Company raised an aggregate of $124.6 million in net proceeds from the offering after deducting the underwriters' discounts, payment of financial advisory fees and other offering-related expenses. The net proceeds of this offering, which the Company contributed to the Operating Partnership in exchange for units of partnership interest, were used by the Operating Partnership to repay outstanding indebtedness under our credit facility.

        We, through the Operating Partnership and its subsidiaries, are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families located on or near military bases throughout the United States. Through the Operating Partnership, we own and operate our student housing properties and the interests in joint ventures that own military housing privatization projects ("military housing projects").

Formation Transactions

        The Operating Partnership commenced operations on July 27, 2004, when Gary M. Holloway, Sr., our chairman, president, and chief executive officer, Vornado Realty Trust ("Vornado"), and certain entities affiliated with Mr. Holloway and Vornado, entered into an agreement to contribute various assets to the Operating Partnership. Under the terms of the contribution agreement, Mr. Holloway contributed equity interests relating to student housing properties and military housing projects owned by him and by entities affiliated with him, including College Park Management, Inc., GMH Military Housing, LLC, other entities owning a 10% interest in four student housing properties, and other related assets in exchange for 66,000 Class A partnership interests in the Operating Partnership. Vornado agreed to contribute up to $159.0 million to the Operating Partnership in exchange for 34,000 Class B partnership interests. In connection with its investment in the Operating Partnership, Vornado also purchased a warrant for $1.0 million to acquire, at its option, a number of units of limited partnership interest in the Operating Partnership, common shares in the Trust, or a combination of both, representing a 38.264% economic interest in the Operating Partnership or the Trust, as the case may be, immediately prior to completion of our initial public offering. The proceeds from sale of the warrant are included in minority interest in the accompanying consolidated balance sheets. In addition, in connection with the closing of our initial public offering on November 2, 2004, Mr. Holloway further contributed his interests in 353 Associates, L.P. and Corporate Flight Services, LLC, a student housing property and other related assets to the Operating Partnership. We collectively refer to College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P. and Corporate Flight Services, LLC, together with the Operating Partnership, as The GMH Predecessor Entities.

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

  •
  GMH Military Housing, LLC, through its wholly-owned subsidiaries, engages in the development, construction, renovation and management of family military housing units located on or near military bases throughout the United States. In connection with the formation of the Operating Partnership on July 27, 2004, Mr. Holloway contributed 100% of the outstanding equity interests in GMH Military Housing, LLC and each of its wholly-owned subsidiaries to the Operating Partnership. GMH Military Housing, LLC has made an election to be treated as a corporation for federal income tax purposes as a "taxable REIT subsidiary," as defined in the Code.

  •
  Corporate Flight Services, LLC owned and operated a corporate aircraft that had been leased to certain of The GMH Predecessor Entities and other entities owned or controlled by Mr. Holloway that were not contributed to the Company in connection with our initial public offering. In connection with the completion of our initial public offering on November 2, 2004,

    Mr. Holloway contributed 100% of the outstanding equity interests in Corporate Flight Services, LLC to the Operating Partnership. In February 2005, the Company transferred its interest in Corporate Flight Services, LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway. See Note 8.

        The exchange of contributed interests has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities have been recorded at the historical cost of The GMH Predecessor Entities.

Redemption of Operating Partnership Interests

        Prior to our initial public offering, Vornado and Mr. Holloway were the sole equity holders of the Operating Partnership and each held, through affiliated entities, general partnership interests in the Operating Partnership. Concurrent with the closing of the Company's initial public offering on November 2, 2004, we became the sole general partner of the Operating Partnership. In accordance with the terms of the limited partnership agreement of the Operating Partnership and concurrent with the completion of our initial public offering on November 2, 2004, we paid approximately $77.3 million to Vornado relating to the redemption of all of Vornado's Class B partnership interests in the Operating Partnership based on Vornado's $113.8 million contribution to the Operating Partnership as of the date of the offering, plus a preferential return in the amount of $13.5 million, and after giving effect to the surrender by Vornado of $50.0 million in value of its pre-offering partnership interest in the Operating Partnership, as payment for the portion of its warrant required to be exercised upon completion of our initial public offering under the terms of the warrant. Upon closing of our initial public offering, Vornado exercised the warrant to purchase 6,666,667 units of limited partnership interest in our Operating Partnership at a price of $7.50 per unit, which represented a 20.972% economic interest in the Operating Partnership immediately prior to our initial public offering. As of December 31, 2005, the remaining portion of the warrant was exercisable for up to 5,976,127 units of limited partnership interest of the Operating Partnership or common shares of GMH Communities Trust, at an exercise price of $8.37 per unit or common share, at any time until May 2, 2006. On May 2, 2006, the expiration date under the warrant, Vornado received an additional 1,817,247 of our common shares through a net, or cashless, exercise feature of the warrant.

        In addition, in connection with the redemption of Vornado's Class B interests in the Operating Partnership and amendment to the partnership agreement for the Operating Partnership on November 2, 2004, Mr. Holloway's Class A limited partnership interest and managing general partnership interest in the Operating Partnership were exchanged for 19,624,294 limited partnership units and Mr. Holloway contributed additional assets to the Operating Partnership, including interests in entities that own our corporate headquarters and aircraft and interests in an additional student housing property.

Basis of Presentation

        The financial statements of GMH Communities Trust included herein present the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and December 31, 2004 and the consolidated results of their operations and their cash flows for the year ended December 31,

2005 and the period from November 2, 2004 through December 31, 2004. All intercompany items and transactions have been eliminated.

        The financial statements of The GMH Predecessor Entities included herein present the combined results of their operations and their cash flows for the period from January 1, 2004 to November 1, 2004 and for the full year ended December 31, 2003. All intercompany items and transactions have been eliminated.

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

Real Estate Investments and Corporate Assets

        We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost of acquired assets includes the purchase price and related closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141"), Business Combinations. We estimate fair value based on information obtained from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, and other market data.

        The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less. Accumulated amortization related to intangible lease costs was $3.2 million at December 31, 2005 and $2.3 million at December 31, 2004.

        We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. During the third quarter of each fiscal year, the Company typically will experience an increase in property operating expenses over other quarters as a result of repair and maintenance expenditures relating to turnover of units at student housing properties. The Company's student housing lease terms generally commence in August or September to coincide with the beginning of the academic year. Accordingly, the Company expects to incur a majority of its repair and maintenance costs in the third quarter to prepare for new residents.

        In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. When required, we review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated.

Cash Equivalents

        All highly-liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

        Restricted cash consists of security deposits and cash held as escrow for real estate taxes, capital expenditures and other amounts, as required by the terms of various loan agreements.

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

        Accounts receivable are presented net of the allowance for doubtful accounts of $710,000 at December 31, 2005 and $159,000 at December 31, 2004.

Deferred Financing Costs

        Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $1.2 million at December 31, 2005 and $0.3 million at December 31, 2004.

Deferred Contract Costs

        Deferred contract costs include costs attributable to a specific military housing project incurred in connection with seeking Congressional approval of a Community Development and Management Plan, or CDMP, subsequent to the project being awarded by the Department of Defense, or DoD. In addition, deferred contract costs also include transition and closing costs incurred that are expected to be reimbursed by the military housing project. Such amounts are evaluated as to the probability of recovery and costs that are not considered probable of recovery are written off. Revenue is recognized and the related costs are expensed at the time that the reimbursement for preparing the CDMP is approved by Congress or at closing of the military housing project.

Deposits

        Deposits primarily consist of amounts paid to third parties in connection with planned acquisitions and amounts paid to lenders that provide related financing or the refinancing of existing loans. At December 31, 2005, deposits for planned acquisitions totaled $2.1 million, deposits related to financings totaled $0.2 million and other deposits not related to acquisitions or financings totaled $0.6 million. At December 31, 2004, deposits for planned acquisitions totaled $0.8 million, deposits related to financings totaled $1.0 million, and other deposits not related to acquisitions or financing totaled $0.4 million.

Fair Value of Financial Instruments

        The carrying amount of cash and cash equivalents, restricted cash, accounts and other receivables, deposits, other assets, accounts payable, accrued expenses, dividends and distributions payable, and other liabilities approximate fair value because of the relatively short-term nature of these instruments.

        The carrying value and fair value of fixed-rate notes payable at December 31, 2005 was $658.4 million and $652.6 million, respectively. Fair value was estimated using rates the Company believed were available to it as of December 31, 2005 for debt with similar terms. The carrying value of variable-rate notes payable approximates fair value at December 31, 2005.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense was $1.7 million, $0.1 million, $0.1 million and less than $0.1 million for the year ended December 31, 2005, the period from January 1, 2004 to November 1, 2004, the period from November 2, 2004 to December 31, 2004, and the year ended December 31, 2003 respectively.

Revenue Recognition

Student Housing Segment

        Rental revenue is recognized when due over the lease terms, which are generally 12 months or less.

        Other property income, including, but not limited to, lease processing fees, move-in fees, and activity fees is recognized as earned throughout the course of the year. The timing of these fees typically fluctuates in relation to the academic year leasing cycle.

        Standard management fees are based on a percentage of monthly cash receipts or gross monthly rental and other revenues generated by the properties managed for others. We recognize these fees on a monthly basis as the services are performed.

        Incentive management fees are earned as a result of the achievement of certain operating performance criteria over a specified period by certain managed properties, including targeted annual debt service coverage ratios of the properties. We recognize these fees at the amount that would be due under the contract if the contract was terminated on the balance sheet date.

        Expense reimbursements are comprised primarily of salary and related costs of certain of our employees working at certain properties we manage for others, the cost of which is reimbursed by the owners of the related properties. We accrue operating expense reimbursements as the related expenses are incurred.

Military Housing Segment

        Standard and incentive management fees, based on a percentage of effective gross revenue generated by the military housing privatization projects from the basic allowance for housing (BAH) provided by the government to service members are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied. Accrued and unbilled incentive management fees of $1.0 million and $0.3 million are included in accounts receivable—related party at December 31, 2005 and December 31, 2004, respectively.

        Standard and incentive development and construction/renovation fees, based on a percentage of development and construction/renovation costs incurred by the military housing projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of houses according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. Accrued and unbilled incentive development and construction/renovation fees of $2.7 million and $0.3 million are included in accounts receivable—related party at December 31, 2005 and 2004, respectively.

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

        Business development fees are earned from our business partners that provide architectural and design or construction services for our military housing privatization projects. These fees are received in connection with pursuing and coordinating the completion of military housing projects. The fees consist of (i) an annual base fee, which is a fee paid to the Company in consideration of the Company's ongoing pursuit of additional projects and is not contingent upon the success of those efforts and can be cancelled at any time, and (ii) an additional fee, which is paid over the course of an awarded project based on a percentage of revenue earned by these business partners for providing services to our military housing projects. The base fees are recognized on a straight-line basis over the term of the related business development agreement, which is generally one year. The additional fee is recognized and paid to us as the related services are provided to our military housing projects by our business partners.

        In certain instances, the Company may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are (i) paid in proportion to the amount of pre-construction/renovation costs incurred by us for the project, and (ii) recognized as revenue upon performance of the pre-construction/renovation services.

        The Company earns equity returns on its investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project's net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of December 31, 2005, only the Fort Carson project had passed its initial development period.

        Expense reimbursements primarily include payroll and related expenses, incurred for certain employees engaged in the operation of certain military housing projects under management, and other operating expenses that are reimbursed to the Company by the owner of the related property.

Minority Interest

        Minority interest as initially reported at the date of our initial public offering represented the net equity of the Operating Partnership, including the proceeds received from the sale of the warrant to Vornado, multiplied by the ownership percentage of holders of limited partnership units in the Operating Partnership other than the Company. The Operating Partnership is obligated to redeem, at the request of a holder, each unit of limited partnership interest for cash or common shares on a one-for-one basis, at the Company's option, subject to adjustments for share splits, dividends, recapitalizations and similar events; except that Gary M. Holloway, Sr. has the right to require the Operating Partnership to redeem his and his affiliates' units of limited partnership interest for common shares, subject to his restriction from owning more than 20% of the Company's outstanding common shares. If the minority interest unitholders' share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest holders to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. Distributions to limited partnership unitholders other than the Company are recorded as a reduction to minority interest.

Investments in Military Housing Projects and Student Housing Joint Ventures

        Military housing projects are joint ventures entered into between the Company and the U.S. military to design, develop, construct/renovate and manage the military family housing located on or near various bases throughout the United States. The Company evaluates its investments in military housing project joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity ("VIE") as defined under FASB Financial Interpretation No. 46 (as revised) ("FIN 46(R)"). The Company has concluded that each of the military housing project joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting. Our investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture's operating agreement. The Company has exposure to loss to the extent of its investments, if any, and any receivables due from the project.

        The Company entered into a joint venture in the third quarter of 2005 to develop and construct two student housing properties. The Company is accounting for the transaction as a financing arrangement because it has the option to purchase the joint venture partners' interest in the joint venture within one year of completion of the properties and because the Company has provided certain guarantees for the completion of construction and for a portion of the construction loans. Therefore, the Company accounts for its investment in the joint venture by including its assets and liabilities in the Company's consolidated financial statements.

Income Taxes

        The Company elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2004. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. We believe we are organized and operate in a manner that allows us to qualify for taxation as a REIT under the Code, and it is our intention to adhere to these requirements and maintain the Company's REIT status in the future. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, other than with respect to the Company's taxable REIT subsidiaries.

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

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, as revised, "Share-Based Payment."SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions. Prior to the effective date of this revision, SFAS No. 123 permitted entities the option of applying the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had the company used the preferable fair-value-based method. The Company will be required to implement SFAS No. 123R for the year beginning January 1, 2006. The adoption of SFAS No. 123R is not expected to have a material impact on its financial statements.

        In November 2004, the Company established an equity incentive plan (the "Plan") that provides for the issuance of up to 2,000,000 common shares pursuant to options, restricted share awards, share appreciation rights, performance units and other equity based awards. For the year ended December 31, 2005, the Company issued 33,854 restricted common shares under the Plan to non-employee members of the Company's Board of Trustees. The restricted common shares vest over a three-year period from the grant date. The restricted common shares are entitled to the same dividend and voting rights during the vesting period as the issued and outstanding common shares. The fair value of the awards was calculated based on the closing market price of the Company's common shares on the grant date and is expensed on a straight-line basis over the vesting period. In 2005, the Company recognized non-cash stock-based compensation expense related to the restricted common shares of $131,000. The Company did not issue any shares under the Plan in 2004.

Reclassifications

        Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.

3.    Real Estate Investments and Acquisitions

        As of December 31, 2005, the Company owned 54 student housing properties located near 42 colleges and universities in 24 states. These properties contain an aggregate of 10,236 units and 33,340 beds. The Company's investment in student housing properties at December 31, 2005 and 2004, which includes construction in progress relating to two student housing properties under development pursuant to a joint venture with an institutional investor, was as follows (in thousands):

	2005	2004
Land(a)	$110,634	$53,965
Building and improvements(a)	1,055,157	572,371
Residential furniture and appliances	26,159	12,299
Construction in Progress	18,305	—

	$1,210,255	$638,635

(a)
Reflects the final allocation of the purchase prices between land and building and improvements for properties acquired in 2004 based on final valuation.

        During the year ended December 31, 2005, the Company acquired 24 student housing properties and three undeveloped parcels of land with an aggregate of 4,753 units and 14,302 beds for an aggregate purchase price of approximately $548.5 million. The Company estimated $6.4 million of the aggregate purchase price to be the fair value of the in-place leases acquired. The results of operations of these properties are included in the accompanying statements of operations with the respective acquisition dates.

        Gary M. Holloway, Sr. and four other employees of the Company, including two executive officers of the Company, and an employee of an entity owned by Mr. Holloway, held an ownership interest in two student housing properties that were acquired by the Company during the first quarter of 2005 for a total purchase price of $38.2 million. The Company paid $36.5 million in cash to investors in the selling entity not affiliated with the Company and issued a total of 141,549 units of limited partnership interest in the Operating Partnership to Mr. Holloway and these individuals with an aggregate fair value of $1.7 million in connection with the purchase. The fair value of the limited partnership units was based on the closing price of the Company's common shares on the acquisition date. The fair value of the units of limited partnership interest was recorded as an increase to minority interest.

        In connection with the acquisition of two other student housing properties in the second quarter of 2005, the Company issued a total of 1,940,282 units of limited partnership interest in the Operating Partnership to the sellers with an aggregate fair value of $26.9 million. The fair value of the limited partnership units was based on the closing price of the Company's common shares on the acquisition date. The fair value of the units of limited partnership interest was recorded as an increase to minority interest.

        In August 2005, the Company entered into a joint venture with an institutional investor to develop and construct two student housing properties, located in Orono, Maine and Bowling Green, Ohio, with estimated aggregate costs of $43.4 million for acquiring, developing and constructing a total of 576 beds. The Company is accounting for the transaction as a financing arrangement because the Company originally owned the land and contributed it to the joint venture and the Company has the option to purchase the joint venture partner's interest in the joint venture within one year of completion of the properties and because the Company has provided certain guarantees for the completion of construction and for a portion of the construction loans. Therefore, the Company accounts for its investment in the joint venture by including the joint venture's assets and liabilities in the Company's consolidated financial statements. Interest cost of $0.5 million has been capitalized in 2005. The Company has agreed to fund the cost of construction overruns for these properties, and has entered into guaranteed maximum price contracts with the general contractor for the properties unless such overruns result from change orders from the original construction plan.

4.    Investments in Military Housing Projects

        We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting. Our investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture's operating agreement. The terms of the various agreements generally provide for the payment to the Company of an agreed upon preferred return on the Company's invested capital and a return of the Company's invested capital prior to the distribution of any amounts to the government entity that is a member of the joint venture.

        In November 2003, GMH Military Housing, LLC and FW Military Housing LLC formed a joint venture known as GMH Military Housing-Fort Carson LLC, which acquired the ownership interests of an unrelated bankrupt entity that was a member of Fort Carson Family Housing LLC, the entity that owned the Fort Carson military housing project and the rights to exclusively negotiate the Fort Eustis/Fort Story project. GMH Military Housing, LLC contributed approximately $2.4 million to GMH Military Housing-Fort Carson LLC in return for its 10% interest in the joint venture. The 10% ownership interest in the joint venture was accounted for using the equity method of accounting from the acquisition date in November 2003 through November 1, 2004. In connection with our initial public offering on November 2, 2004, the remaining 90% interest in the joint venture was acquired in exchange for the issuance to FW Military Housing LLC of 2,583,334 units of limited partnership interest in the Operating Partnership having a value of $31.0 million. This acquisition was recorded at the fair value of the consideration paid. The underlying book value of the equity on the acquisition date was approximately $11.5 million. The remaining $19.5 million is being amortized based on the then current fiscal year revenue as a percentage of the estimated revenue to be earned over the remaining lives of the projects, which is 45 years for the Fort Carson project and 50 years for the Forts Eustis/Fort Story project. Amortization expense was $0.3 million for 2005.

        During 2005, the Company received $4.5 million of equity distributions from Fort Carson Family Housing LLC. The carrying value of the Company's investment was $26.1 million at December 31, 2005 and $28.7 million at December 31, 2004. The Company is entitled to a preferred return on its investment in Fort Carson Family Housing LLC, plus 30% of the project's net operating income. The project began repaying the Company's equity investment in Fort Carson Family Housing LLC in July 2005. The equity investment is expected to be completely repaid by 2015.

        In November 2004, the Company and Benham Military Communities, LLC formed a joint venture known as GMH/Benham Military Communities LLC for the purpose of investing in the Navy Northeast Region military housing project. The Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested

$1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC's 10% interest is accounted for as minority interest and is included in accrued expenses on the accompanying consolidated balance sheets at December 31, 2005 and 2004. In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC is entitled to a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment was $11.7 million at December 31, 2005 and $10.8 million at December 31, 2004.

5.    Income Taxes

        The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally is not subject to federal income tax (including alternative minimum tax) on net income that it currently distributes to its shareholders, provided that the Company satisfies certain organizational and operational requirements including the requirement to distribute at least 90 percent of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

        The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a "TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities). A TRS is subject to corporate federal and state income tax. The TRS follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The TRS has recorded a deferred tax asset of $741 in 2005 related to development fees received and recognized for income tax purposes that have been deferred in the accompanying financial statements.

        The provision for income taxes is comprised of the following for the year ended 2005 and for the period November 2, 2004 to December 31, 2004:

	2005	2004
Current federal	$5,334	$263
Current state	987	49

Total current	$6,321	$312
Deferred federal	(630)	0
Deferred state	(111)	0

Total deferred	$(741)	$0

Provision for income tax expense	$5,580	$312

        The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before provision for income taxes. The effective tax rate of the taxable REIT subsidiaries was 35.05% for the year ended December 31, 2005 and 24.9% for the period from November 2, 2004 to December 31, 2004. The Company's effective tax rate is lower than the statutory tax rate as a result of the permanent depreciation and amortization differences between income subject to income tax for book and tax purposes.

6.    Notes Payable

        During the year ended December 31, 2005, fixed-rate notes payable totaling $118.9 million were assumed in connection with the acquisition of eight student housing properties. These notes require monthly payments of principal and/or interest, bear interest at fixed rates ranging from 4.92% to 7.09%, and mature at various dates through 2024. In addition, the purchase accounting for these properties required that the net carrying value of these notes be increased by $3.4 million to record them at their estimated fair value. The fair value of the notes was calculated as the difference between the present value of the notes using a current estimated market rate of interest and the outstanding principal amount. This amount is being amortized as an adjustment to interest expense over the term of the related debt.

        During the year ended December 31, 2005, fixed-rate notes payable totaling $194.9 million were obtained in connection with the acquisition of 13 student housing properties. These notes require monthly payments of principal and/or interest, bear interest at fixed rates ranging from 4.54% to 5.22%, and mature at various dates through 2015. In September 2005, the Company placed $21.3 million of fixed-rate mortgage debt on a previously unencumbered student housing property that was acquired in 2004 with proceeds from the Company's line of credit. This new fixed-rate debt requires monthly payments of interest only at a rate of 5.28% and matures in 2015.

        During the year ended December 31, 2005, variable-rate notes payable totaling $16.0 million were obtained in connection with the acquisition of two student housing properties. These notes require monthly payments of interest only at LIBOR plus 1.90% to 2.05% (LIBOR on these loans was 4.31% at December 31, 2005) and mature at various dates through 2015.

        In December 2005, the Company refinanced $42.1 million of variable-rate mortgage debt on one student housing property with an equal amount of fixed-rate mortgage debt requiring monthly payments of interest only at a rate of 5.50% and matures in 2015.

        During the year ended December 31, 2004, fixed-rate notes payable totaling $179.5 million were assumed relating to the acquisition of 14 student housing properties. These notes require monthly payments of principal and/or interest, bear interest at fixed rates ranging from 4.55% to 8.18%, and mature at various dates through 2014. In addition, the purchase accounting for these properties required that the net carrying value of these notes be increased by $11.3 million to record them at their estimated fair value. The fair value of the notes was calculated as the difference between the present value of the notes using a current estimated market rate of interest and the outstanding principal amount. This amount is being amortized as an adjustment to interest expense over the term of the related debt.

        During the year ended December 31, 2004, variable-rate notes payable totaling $170.0 million were obtained in connection with the acquisition of nine student housing properties. On February 24, 2005, the Company completed the refinancing of its existing variable-rate notes on seven of these student housing properties. In connection with the refinancing, the Company repaid approximately $20.4 million of the total $113.6 million of indebtedness secured by these seven properties, and replaced the remaining $93.2 million of variable-rate debt with an equal amount of fixed-rate debt with interest rates ranging from 4.24% to 4.7% and maturity terms ranging from five to seven years. The remaining two notes require payments of interest only at LIBOR plus 2.05% (LIBOR on these loans was 4.31% at December 31, 2005) and mature at various dates in 2007.

        At December 31, 2004, the Company had a note payable in the amount of $5.8 million, secured by the corporate headquarters, that required monthly payments of principal and interest at LIBOR plus 2.25%. In addition, the corporate office furniture was financed with a note that had a remaining balance of $91,000 at December 31, 2004, and required monthly payments of principal and interest at LIBOR plus 2.25%. Both of these notes payable matured and were repaid in 2005.

        As of December 31, 2005, 47 of our student housing properties were encumbered by security interests relating to notes payable aggregating $688.3 million and secured by first liens on the individual assets with an aggregate cost basis of approximately $1,018.8 million before accumulated depreciation. These notes payable had a weighted-average interest rate of 4.97%, mature at various dates between March 2007 and June 2024 and require monthly payments of principal and interest or monthly payments of interest only. In addition, we had $3.8 million in construction loan indebtedness outstanding that was secured by one of the student housing properties under development through a joint venture. This indebtedness had a interest rate of 6.28%, matures in 2008, and requires monthly payments of interest only. The table below sets forth for 2006, the five succeeding years and thereafter the aggregate annual principal payments of the above-referenced indebtedness (dollars in thousands):

2006	$6,333
2007	47,049
2008	9,618
2009	35,293
2010	106,122
2011 and thereafter	487,654

$692,069

7.    Line of Credit

        In November 2004, the Company entered into a $150 million three-year unsecured revolving credit facility, subject to increase to $250 million (the "Credit Facility"), with a consortium of banks. The Credit Facility provides for the issuance of up to $20 million of letters of credit, which is included in the $150 million available under the Credit Facility. The Company's availability under the Credit Facility as of December 31, 2005 was limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool (which as of December 31, 2005 consisted of seven student housing properties, and in no event could contain fewer than five student housing properties) as of the end of the previous quarter and 50% of the annualized value of the Company's cash flow from the management, development and construction/renovation fees received in connection with military housing projects and from the management of student housing properties in the previous quarter, provided that the total cash flow attributable to annualized management fees did not exceed 50% of the borrowing base.

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

        The Credit Facility contains affirmative and negative covenants and also contains financial covenants that, among other things, as of December 31, 2005, (i) required the Company to maintain a total leverage ratio equal to or less than 65% through December 31, 2005 (at the end of the first quarter of 2006, the maximum total leverage ratio decreased to 60%), (ii) limited the aggregate amount of outstanding variable-rate indebtedness to 30% of total indebtedness commencing February 8, 2005, (iii) limited the payment of dividends by the Company to its shareholders to 110% of funds from operations as defined in the Credit Facility, (iv) limited the amount of recourse debt, exclusive of amounts outstanding under the Credit Facility, to $25 million, and in no event greater than $150 million in total, and (v) required the Company to maintain a consolidated tangible net worth, as defined in the Credit Facility, of at least $275 million plus an amount equal to 75% of the net proceeds from any equity issuances subsequent to the closing date of the Credit Facility in November 2004. The financial covenants as of December 31, 2005 also required the Company to operate in compliance with the following ratios as defined by the terms of the Credit Facility: (i) fixed charge coverage ratio equal to or greater than 1.75x; (ii) interest coverage ratio equal to or greater than 2.00x; and (iii) unsecured interest coverage ratio equal to or greater than 2.25x.

        In January 2005, the Company paid a dividend to its shareholders in excess of 95% of funds from operations for the period November 2, 2004 to December 31, 2004. The Company received a waiver of this instance of noncompliance with the financial covenant. The Company and the lenders also agreed to modify the covenant related to the payment of dividends to shareholders for the year ended December 31, 2005. Under the terms of the modification, the Company was restricted from paying dividends to its shareholders in 2005 in excess of 110% of funds from operations. The dividend payment terms of the Credit Facility reverted to the original restriction against distributions in excess of 95% of funds from operations after 2005. For the year ended December 31, 2005, the Company declared dividends to its shareholders in excess of 110% of funds from operations for the year ended December 31, 2005. The Company received a waiver of this instance of noncompliance with the financial covenant.

        Additionally, the Company did not reduce the aggregate amount of its outstanding variable-rate indebtedness as a percentage of its total outstanding indebtedness below 30% by February 8, 2005, as required by the terms of the Credit Facility. On February 24, 2005, the Company converted certain variable-rate loans secured by seven student housing properties to fixed-rate loans. As a result of this refinancing, the Company lowered its outstanding variable-rate indebtedness as a percentage of fixed-rate indebtedness below the 30% limit. The Company received a waiver of this instance of noncompliance with the financial covenant for the period from February 8, 2005 through February 23, 2005.

        At June 30, 2005, the Company's leverage ratio exceeded the 60% ceiling set forth in the Credit Facility. The Company received a formal waiver of this instance of noncompliance with the financial covenant.

        In August 2005, the Company amended the Credit Facility (the "Amendment"). Under the Amendment, the calculation of the borrowing base was revised to include cash flow from the military housing construction and development fees and to increase the total cash flow attributable to annualized fees from the management, construction and development of the military housing projects and student housing properties from 35% to 50%. The Amendment also increased the applicable interest rate ranges on outstanding borrowings under the Credit Facility to the following: 1.625% to 2.375% for Eurodollar rate loans and 0.75% to 1.75% for prime rate loans. In addition, the Amendment modified the calculation of the leverage ratio and increased the maximum leverage ratio from 60% to 65% through December 31, 2005. At the end of the first quarter of 2006, the maximum leverage ratio reverted to 60%.

        Given that the Company's compliance with debt covenants under the Credit Facility is determined as of the end of each fiscal quarter, the Company cannot determine at this time whether it will be in compliance with each of the debt covenants throughout 2006. If the Company is deemed to be in noncompliance with any of its debt covenants, and the Company is unable to obtain a waiver from the syndicate lenders and therefore is restricted from drawing additional borrowings from the Credit Facility, it has several alternatives available to it. In addition to cash flows from its operations, the

Company can finance unencumbered properties or refinance existing debt, sell assets, or reduce its dividends to shareholders. The Company would evaluate each of these alternatives upon an event of noncompliance with the debt covenants under the Credit Facility and will take action necessary to ensure that the Company has adequate financial resources available to it to operate as a going concern.

        As of December 31, 2005, the Company had $36.0 million outstanding under the Credit Facility, bearing interest at a weighted-average rate of 6.50%, and an additional $114.0 million was available for draw under the facility. As of December 31, 2005, there were no letters of credit outstanding under the Credit Facility.

8.    Transactions with Related Parties

Related Party Management and Other Services

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

        In connection with the Company's initial public offering, Mr. Holloway, and various entities wholly-owned by Mr. Holloway, entered into a Contribution Agreement, dated October 18, 2004, with the Operating Partnership. Pursuant to the Contribution Agreement, Mr. Holloway contributed to the Operating Partnership all of the partnership interests of GH 353 Associates, L.P., which entity's sole asset was the corporate headquarters building located in Newtown Township, Pennsylvania. The Commonwealth of Pennsylvania and Newtown Township each impose a 1% transfer tax on the transfer of these partnership interests. Mr. Holloway paid the Company approximately $61,000 as reimbursement for one-half of the aggregate transfer tax that was originally paid for by the Company in connection with transfer tax assessed against the transfer of the partnership interests. The amount was received by the Company in 2006 from Mr. Holloway, and is recorded as a reduction to corporate assets on the Company balance sheet as of December 31, 2005.

        Through the completion of the Company's initial public offering on November 2, 2004, common costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Mr. Holloway, including The GMH Predecessor Entities, using assumptions based on headcount that management believed were reasonable. During the period from January 1, 2004 to November 1, 2004, and the year ended December 31, 2003, such costs totaled $2.1 million and $1.4 million, respectively, and are included in administrative expenses in the accompanying combined statements of operations. Subsequent to November 2, 2004, such costs were incurred directly by the Operating Partnership. The allocation of such costs to other entities owned or controlled by Mr. Holloway during the year ended December 31, 2005 and the period from November 2, 2004 to December 31, 2004 totaled $0.4 million and $0.1 million, respectively, and are reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.

        The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway. During the year ended December 31, 2005, and the period from November 2, 2004 to December 31,

2004, rental income from these entities totaled $0.2 million, less than $0.1 million, respectively, and is included in rent and other property income in the accompanying consolidated and combined statements of operations.

        The Company provided property management consulting services to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Mr. Holloway, in connection with property management services that GMH Capital Partners Asset Services, LP performed during the year ended December 31, 2005 and for the period November 2, 2004 to December 31, 2004 relating to five student housing properties containing a total of 2,174 beds. The Company earned consulting fees equal to 80% of the net management fees that GMH Capital Partners Asset Services, LP earned for providing the property management services. For the years ended December 31, 2005 and for the period November 2, 2004 to December 31, 2004, such fees totaled $0.3 million and less than $0.1 million, respectively.

        The Company earned management fees from properties in which Mr. Holloway was an investor. During the year ended December 31, 2005, the period from November 2, 2004 to December 31, 2004, the period from January 1, 2004 to November 1, 2004, and the year ended December 31, 2003, such income totaled $0.2 million, $0.1 million, $1.1 million and $2.0 million, respectively.

        The Company is reimbursed by the joint ventures relating to certain of its military housing projects in which the Company has an ownership interest, as well as student housing properties under the Company's management in which Mr. Holloway was an investor through March 2005, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. The reimbursement of these costs is included in expense reimbursements—related party in the accompanying consolidated and combined statements of operations. During the year ended December 31, 2005, the period from January 1, 2004 to November 1, 2004, the period from November 2, 2004 to December 31, 2004, and the year ended December 31, 2003, such expense reimbursements relating to these military housing projects and student housing properties totaled $57.9 million, $19.5 million, $13.8 million and $3.3 million, respectively.

        The GMH Predecessor Entities previously paid management fees and reimbursed expenses to entities owned by Mr. Holloway that were not contributed to the Company in connection with its initial public offering. During the period from January 1, 2004 to November 1, 2004 and the year ended December 31, 2003, the management fees and reimbursed expenses totaled less than $0.1 million in each period.

        Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to certain student housing properties and military housing projects that we have acquired or refinanced in 2004 and 2005. In connection with the purchase of title insurance for these student housing properties and military housing projects, premiums were paid to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title insurance companies paid to Bryn Mawr Abstract, Inc. $0.3 million and $0.5 million during the years ended December 31, 2005 and 2004, respectively, for providing title abstract services.

        Mr. Holloway owns GMH Capital Partners Commercial Realty LP, an entity that provides real estate consulting and brokerage services for real estate transactions. During the year ended December 31, 2005, GMH Capital Partners Commercial Realty LP received aggregate commissions of $0.3 million from the sellers of two student housing properties that the Company purchased. In addition, in connection with the Company's Navy Northeast Region project, GMH Capital Partners Commercial Realty LP received brokerage service fees of $0.2 million during the year ended December 31, 2004, in connection with the sale of a land parcel by the Navy that was formerly part of the Company's Navy Northeast Region project.

        In February 2005, the Company transferred its interest in Corporate Flight Services, LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway. Corporate Flight Services, LLC had a net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer to Mr. Holloway, on the date it was transferred back to Mr. Holloway. This transfer was accounted for as a capital contribution to additional paid-in capital. During the year ended December 31, 2005, the Company paid Corporate Flight Services, LLC $290,000 for use of an aircraft owned by Corporate Flight Services, LLC.

        Gary M. Holloway, Sr. and three other employees of the Company, including two executive officers of the Company, and an employee of an entity wholly-owned by Mr. Holloway, held an ownership interest in two student housing properties that were acquired by the Company during the first quarter of 2005 for a total purchase price of $38.2 million. The Company paid $36.5 million in cash to investors in the selling entity not affiliated with the Company and issued a total of 141,549 units of limited partnership interest in the Operating Partnership to Mr. Holloway and these individuals with an aggregate fair value of $1.7 million in connection with the purchase.

Loan from General Electric Capital Corporation

        Denis J. Nayden, one of our trustees, served as a senior vice president of General Electric Company, which is the parent company of General Electric Capital Corporation, prior to 2005, and served as a consultant to General Electric Company during 2005. As of December 31, 2005, we had outstanding indebtedness owed to General Electric Capital Corporation in an aggregate amount of $253.6 million secured by properties or other assets that we owned.

9.    Profits Interests

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

10.    Employee 401(k) Plan

        Subsequent to the formation of the Operating Partnership, the Company established a tax deferred defined contribution 401(k) plan for its eligible employees. Participants may elect to defer a portion of their compensation by salary reduction. The Company's contributions to the plan, which are based on a percentage of participant contributions, for the year ended December 31, 2005 and the period from November 2, 2004 to December 31, 2004 totaled $0.1 million and less than $0.1 million, respectively.

        The GMH Predecessor Entities' employees were eligible to participate in a multi-employer tax-deferred defined contribution 401(k) plan. Participants elected to defer a portion of their compensation by salary reduction. The GMH Predecessor Entities' contributions to the plan, which were based on a percentage of participant contributions, amounted to $35,000 and $24,000, for the period from January 1, 2004 to November 1, 2004 and for the year ended December 31, 2003, respectively.

11.    Commitments and Contingencies

        As of December 31, 2005, we had agreements to acquire seven student housing properties and an undeveloped parcel of land for an aggregate purchase price of $94.6 million and had placed deposits related to such planned acquisitions totaling $2.1 million. From January 1, 2006 through June 30, 2006, we acquired six of these student housing properties and terminated the agreement relating to the remaining property.

        With regard to military housing privatization projects, the Company is typically required to fund its portion of the equity commitment to the project's joint venture after all other sources of funding for the project have been expended. With respect to the Company's Navy Northeast Region project, however, the Company was required to fund the equity commitment at commencement of the project. In connection with finalizing the agreements with the DoD for the Company's military housing projects, the Company has committed to contribute the following aggregate amounts as of December 31, 2005 (dollar amounts shown in thousands):

2006	$2,000
2007	5,900
2010	3,600
2011 and thereafter	14,300

Total	$25,800

        In connection with the development, management, construction, and renovation agreements for certain of the military housing projects, the Company guarantees the completion of its obligations under the agreements. The guarantees require the Company to fund any costs in excess of the amounts budgeted in the underlying development, management, construction, and renovation agreements. The maximum exposure to the Company on these guarantees cannot be determined at this time. Management believes that these guarantees will not have a material adverse impact on the Company's financial position or results of operations.

        The Company is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. The maximum exposure to the Company relating to these matters cannot be determined at this time. Management believes that the disposition of these matters will not have a material adverse impact on the Company's financial position or results of operations.

        In 2004, the Company entered into employment agreements with three of its executive officers. Each employment agreement is for an initial three-year term beginning on November 2, 2004 and provides for base salaries aggregating $975,000 in each of the three years. The base salaries will be increased annually effective January 1 of each year by a minimum amount equal to at least the percentage increase in the Consumer Price Index. On December 31, 2005, the Company and one of its executive officers entered into a separation agreement, pursuant to which the executive resigned from his position as an officer of the Company and effectively terminated his employment agreement with the Company. Under the terms of the separation agreement, the executive remained eligible for an incentive bonus award for the fiscal year 2005, which was paid to the executive in June 2006. In addition, the executive has agreed to remain subject to certain restrictive covenants contained in the employment agreement, including non-disclosure of confidential information, non-competition and non-solicitation of employees, assignment of intellectual property rights, and on-going cooperation with the Company in connection with pending matters. The Company and the executive separately executed a Consulting Agreement, dated January 1, 2006, pursuant to which the executive has agreed to provide consulting services to the Company for an initial term through May 31, 2007. The Company will pay the executive $25,000 per month during the term of the Consulting Agreement as compensation for his services, which will be charged to expense as incurred.

        Under the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2005.

        On April 5, 2006, the Company, Gary M. Holloway Sr., our Chairman, President and Chief Executive Officer, and Bradley W. Harris, our former Chief Financial Officer, were named as defendants in a class action complaint filed in United States District Court for the Eastern District of Pennsylvania, or the Court. The complaint provides that the Plaintiff has filed a federal class action on behalf of purchasers of the publicly traded securities of the Company between October 28, 2004 and March 10, 2006, referred to as the Class Period, seeking to pursue remedies under the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiff alleges that defendants issued a series of false and misleading financial results regarding the Company to the market during the Class Period, and more specifically, failed to disclose: (1) that the Company's earnings, net income and revenues were materially inflated and expenses were materially understated; (2) that the Company's funds from operations were materially inflated; (3) that the Company lacked adequate internal controls; (4) that the Company's reported financial results were in violation of generally accepted accounting principles, or GAAP; and (5) that as a result of the foregoing, the Company's financial results were materially inflated at all relevant times. Plaintiff alleges claims under Section 11 of the Securities Act with respect to all of the defendants; Section 12(a)(2) of the Securities Act with respect to the Company; Section 15 of the Securities Act with respect to Mr. Holloway and Mr. Harris; Section 10(b) and Rule 10b-5 of the Exchange Act with respect to all of the defendants; and Section 20(a) of the Exchange Act with respect to Mr. Holloway and Mr. Harris.

        On April 11, 2006, April 20, 2006, April 27, 2006 and May 15, 2006, four additional class action complaints were filed with the Court against the defendants by separate law firms, and additional complaints may be filed in the near future until a class has been certified by the Court and a lead plaintiff has been named. Each of these additional filed complaints alleges the same claims against the defendants as described above with respect to the complaint filed on April 5, 2006, except that the complaint filed on April 20, 2006 restricts the class period to purchasers of the publicly traded securities of the Company to the time period between May 5, 2005 and March 10, 2006.

        The defendants have not yet responded to these complaints. The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff's claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. The Company is not presently able to reasonably estimate potential losses, if any, related to these lawsuits. Therefore, the Company has not established a reserve for these claims. An adverse outcome could have a material adverse effect on our consolidated financial statements and results of operations.

12.    Segment Reporting

        The Company is managed as individual entities that comprise three reportable segments: (1) student housing (2) military housing and (3) corporate. The Company's management evaluates each segment's performance based upon net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	2005 (Company)				2004 (Company and Predecessor Entities)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)
Revenue:
Rent and other property income	$131,849	$—	$245	$132,094	$25,251	$—	$399	$25,650
Expense reimbursements:
Related party	176	57,436	318	57,930	1,140	31,822	347	33,309
Third party	4,650	—	—	4,650	7,203	—	—	7,203
Management fees:
Related party	197	6,808	—	7,005	1,458	2,897	—	4,355
Third party	3,774	—	—	3,774	3,986	—	—	3,986
Other fee income—related party	290	18,000	31	18,321	—	8,460	—	8,460
Other income	142	108	128	378	126	393	396	915

Total revenue	141,078	82,352	722	224,152	39,164	43,572	1,142	83,878
Operating Expenses:
Property operating expense	54,233	4,431	—	58,664	16,258	6,497	—	22,755
Reimbursed expenses	4,826	57,436	318	62,580	8,343	31,822	347	40,512
Real estate taxes	12,191	—	—	12,191	1,887	—	—	1,887
Administrative expenses	—	—	11,209	11,209	—	—	4,439	4,439
Profits interest and employee initial public offering bonus expense	—	—	—	—	—	—	37,502	37,502
Depreciation and amortization	33,369	299	520	34,188	6,214	25	915	7,154
Interest	29,493	—	1,532	31,025	5,579	—	493	6,072

Total operating expenses	134,112	62,166	13,579	209,857	38,281	38,344	43,696	120,321

Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes	6,966	20,186	(12,857)	14,295	883	5,228	(42,554)	(36,443)
Equity in earnings of unconsolidated entities	—	3,073	—	3,073	—	—	—	—

Income (loss) before minority interest and income taxes	6,966	23,259	(12,857)	17,368	883	5,228	(42,554)	(36,443)
Income taxes	66	5,514	—	5,580	33	279	—	312

Income (loss) before minority interest	6,900	17,745	(12,857)	11,788	850	4,949	(42,554)	(36,755)
Minority interest	3,353	8,625	(6,249)	5,729	—	—	247	247

Net income (loss)	$3,547	$9,120	$(6,608)	$6,059	$850	$4,949	$(42,801)	$(37,002)

	2003 (Predecessor Entities)
	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)
Revenue:
Rent and other property income	$—	$—	$636	$636
Expense reimbursements:
Related party	230	2,921	122	3,273
Third party	7,318	—	—	7,318
Management fees:
Related party	2,432	1,460	—	3,892
Third party	2,624	—	—	2,624
Other fee income-related party	—	450	392	842
Other income	226	—	4	230

Total revenue	12,830	4,831	1,154	18,815
Operating Expenses:
Property operating expenses	5,001	4,217	—	9,218
Reimbursed expenses	7,548	2,921	122	10,591
Real estate taxes	—	—	83	83
Administrative expenses	—	—	1,405	1,405
Depreciation and amortization	24	—	798	822
Interest	—	—	396	396

Total operating expenses	12,573	7,138	2,804	22,515
Income (loss) before equity in earnings of unconsolidated entities and income taxes	257	(2,307)	(1,650)	(3,700)
Equity in earnings of unconsolidated entities	751	—	—	751

Income (loss) before income taxes	1,008	(2,307)	(1,650)	(2,949)
Income taxes	—	—	—	—

Net income (loss)	$1,008	$(2,307)	$(1,650)	$(2,949)

	Student Housing	Military Housing	Corporate	Total
	(in thousands)
As of December 31, 2005:
Total assets	$1,206,555	$59,242	$12,154	$1,277,951
Total liabilities	769,469	(3,682)	26,665	792,452
As of December 31, 2004:
Total assets	$663,980	$57,856	$51,225	$773,061
Total liabilities	374,840	9,415	10,987	395,242

13.    Earnings Per Share

        The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the year ended December 31, 2005 and for the period from November 2, 2004 to December 31, 2004 (in thousands, except share and per share amounts):

	Year ended December 31, 2005		Period from November 2, 2004 to December 31, 2004
	Basic	Diluted	Basic	Diluted
Net income	$6,059	$6,059	$251	$251
Minority interest	—	5,729	—	247

Income available to common shareholders	$6,059	$11,788	$251	$498

Weighted-average common shares outstanding	32,623,564	32,623,564	29,965,418	29,965,418
Warrant	—	2,340,761	—	1,721,726
Units of limited partnership held by minority interest holders	—	30,639,345	—	29,545,486
Restricted common shares	—	5,682	—	—

Total weighted-average shares outstanding	32,623,564	65,609,352	29,965,418	61,232,630

Earnings per common share	$0.19	$0.18	$0.01	$0.01

        The computation of diluted earnings per share for the year ended December 31, 2005, and the period from November 2, 2004 to December 31, 2004, assumes the conversion of the units of limited partnership interest held by minority interest holders and the related minority interest expense because the assumed conversion and vesting has a dilutive effect on earnings per share.

14.    Acquisition of Real Estate Investments

        During the years ended December 31, 2005 and 2004, the Company acquired 24 and 30 student housing properties, respectively, and four undeveloped parcels of land for development as student housing properties, for an aggregate purchase price of $1,181.6 million. The results of operations of each of the acquired properties have been included in our statements of operations from the respective purchase dates. All pro forma financial information presented within this footnote is unaudited and is not necessarily indicative of the results which actually would have occurred if the purchases had been consummated on January 1, 2004, nor does the pro forma information purport to represent the results of operations for future periods.

        The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004 gives effect to the acquisition of the 54 student housing property acquisitions as if the transactions had occurred on January 1, 2004 (in thousands). The pro-forma financial information for the year ended December 31, 2004 includes the $33.2 million of profits interest expense due to its material non-recurring nature.

	December 31,
	2005	2004
Pro forma revenue	$255,159	$200,942
Pro forma net income (loss)	$7,675	$(33,105)
Pro forma EPS—Basic	$0.19	—
Pro forma EPS—Diluted	$0.18	—

15.    Summary of Quarterly Results (Unaudited)

        The Company is restating its consolidated financial statements for the first, second and third quarters of the year ended December 31, 2005 due to the discovery of errors in revenue recognition, depreciation and operating expenses related to certain transactions reported by the Company and to reclassify equity in earnings of unconsolidated entities. The following is a summary of previously reported and restated quarterly financial information for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 (in thousands, except per share data):

	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter	Fourth Quarter	Total Year
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)
2005:
Total revenue	$42,204	$40,972	$50,619	$49,661	$67,936	$65,146	$68,373	$224,152
Net income	$1,818	$1,445	$1,562	$826	$1,742	$(32)	$3,820	$6,059
Basic earnings per common share	$0.06	$0.05	$0.05	$0.03	$0.06	$—	$0.10	$0.19
Diluted earnings per common share	$0.06	$0.05	$0.05	$0.03	$0.05	$—	$0.10	$0.18
2004 (Company and Predecessor)
Total revenue	$5,317		$13,294		$21,336		$43,931	$83,878
Net (loss) income	$(768)		$908		$(34,414)		$(2,728)	$(37,002)
Basic earnings per common share(1)							$0.01
Diluted earnings per common share(1)							$0.01

(1)
Earnings per share from the date of completion of the initial public offering on November 2, 2004 through December 31, 2004.

        The following provides a detailed reconciliation of the amounts previously reported on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 to the restated amounts.

These restatements and related information will be reflected in amendments to our Quarterly Reports on Form 10-Q for each of the quarterly periods during 2005.

	First Quarter, 2005	Second Quarter, 2005	Third Quarter, 2005
Revenue:
Total revenue previously reported	$42,204	$50,619	$67,936
Reduction in rent and other property income	—	—	(20)
Reduction in expense reimbursement—related party	(653)	(622)	(648)
Increase in management fees—related party	—	—	7
Reduction in management fees—third party	(103)	(3)	(753)
Reduction in other fee income—related party(a)	(476)	(333)	(1,376)

Total adjustments to revenue	(1,232)	(958)	(2,790)

Total revenues as restated	$40,972	$49,661	$65,146

Net income:
Net income previously reported	$1,818	$1,562	$1,742
Revenue recognition adjustments	(1,232)	(958)	(2,790)
Adjustment to property operating expenses	625	(229)	(1,600)
Reduction in reimbursed expenses	653	622	648
Adjustment to real estate taxes	(5)	(575)	244
Increase in administrative expenses	(9)	(93)	(9)
Increase in depreciation and amortization(b)	(951)	(613)	(831)
Adjustment to interest expense	50	(61)	(8)
Increase in equity in earnings of unconsolidated entities(a)	486	455	1,058
Increase in income taxes	(355)	(965)	(1,278)
Decrease in minority interest	365	1,681	2,792

Net income (loss) as restated	$1,445	$826	$(32)

(a)
Includes the reclassification of preferred returns from military housing project joint ventures of $486,000, $455,000 and $1,058,000 in the first, second and third quarters of 2005, respectively.

(b)
Based on the Company's re-evaluation of the estimates used in the purchase price allocation of properties, amounts allocated to land and buildings have been revised. Previously, the Company's estimate of the land allocation was 20% of the purchase price for acquired properties. Management has implemented a change in the estimates used in this allocation to reflect the allocation for properties acquired to correspond to appraised values. The change in estimate is being applied retroactively through prior periods. With respect to properties acquired for which appraisals had not been obtained prior to implementation of this change in estimates, the Company used appraisals for properties with similar characteristics. The change in estimates has resulted in an increase in the purchase price allocation to buildings and a decrease in the purchase price allocation to land by $126.0 million for the properties acquired through 2005, and an increase in the depreciation expense on buildings by the amounts stated above.

16.    Subsequent Events

        From January 1, 2006 through July 21, 2006, the Company acquired seven student housing properties, containing 1,258 units and 3,674 beds, for a purchase price of approximately $119.4 million. These acquisitions were partially financed with the assumption of approximately $46.5 million in mortgage debt secured by the properties, with a weighted average interest rate of 5.66%, and the placement of approximately $34.5 million in new mortgage debt secured by the properties, with a weighted average interest weight of 5.37%.

        During the first and second quarters of 2006, as a result of the delay in the filing of this report and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2006, the Company obtained waivers of the covenant under the Credit Facility that requires the Company to deliver audited financial statements for the 2005 fiscal year no later than 90 days after the fiscal year end, and unaudited quarterly financial statements no later than 45 days after each fiscal quarter. These waivers extended the period by which the Company may deliver the financial statements relating to the fiscal year ended December 31, 2005 and the three months ended March 31, 2006 through August 15, 2006, and for the three months ended June 30, 2006 through September 15, 2006. As of June 30, 2006, the Company has paid fees totaling approximately $470,000 in connection with the above-referenced waivers obtained during 2006.

        In addition, we officially partnered with the U.S. Department of the Army, effective May 1, 2006, to be the private sector partner for the design, development, construction/renovation and management of the military family housing communities at Fort Gordon located near Augusta, Georgia. The 50-year term of the Fort Gordon Project includes a six-year Initial Development Period with project costs of approximately $110.0 million.

        On May 1, 2006, we also acquired an ownership interest in, and commenced property management and maintenance services for, the Army's military family housing at Carlisle Barracks and Picatinny Arsenal, located in Carlisle, PA and Dover, NJ, respectively. These locations currently encompass 316 family housing units at Carlisle Barracks and 113 family housing units at Picatinny Arsenal. The Company commenced providing property management and maintenance services at the two installations on May 1, 2006, when one of its subsidiaries entered into agreements with the Army, including a 50-year ground lease for the purpose of owning and managing the housing inventory at the two installations. Under the agreements, the Company will receive fees for the provision of management and maintenance services at these installations. As of July 21, 2006, financing was secured for the Carlisle/Picatinny project, and construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities. The housing privatization project at the two installations covers an aggregate of 348 end-state housing units and has a five-year Initial Development Period.

16.    Subsequent Events (Continued)

        On May 2, 2006, the Company issued 1,817,247 common shares of beneficial interest to Vornado pursuant to the exercise of its warrant, dated July 27, 2004, as amended. Under the terms of the warrant, Vornado was entitled to exercise additional securities under the warrant, in the form of common shares of the Company or units of limited partnership interest in the Operating Partnership, at Vornado's election, at any time through May 2, 2006 (the "Exercise Expiration Date"). In addition, under the terms of the warrant, Vornado was eligible to purchase the additional securities under the warrant for cash at the then applicable exercise price per share/unit, or to acquire the remaining securities under a cashless exercise feature. The warrant provided that, to the extent that Vornado did not exercise the remainder of the securities exercisable thereunder prior to the Exercise Expiration Date, then the warrant would be automatically exercised upon the Exercise Expiration Date for common shares of the Company under the cashless exercise provision of the warrant. Vornado did not provide notice of its intent to exercise the remainder of the warrant as of the Exercise Expiration Date, and, therefore, the warrant became automatically exercisable on that date for 1,817,247 common shares of the Company under the cashless exercise provision of the warrant.

        On March 21, 2006, the Company declared a quarterly dividend of $0.2275 per outstanding common share. The dividend was paid on April 14, 2006 to common shareholders of record on March 31, 2006. On June 19, 2006, the Company declared a quarterly dividend of $0.2275 per outstanding common share. The dividend was paid on July 14, 2006 to common shareholders of record on June 30, 2006.

        In the third quarter of 2006, the Company entered into employment agreements with John DeRiggi, President of the Student Housing Business and Chief Investment Officer, Joseph M. Macchione, Executive Vice President, General Counsel and Secretary and J. Patrick O'Grady, who commenced employment as the Company's Chief Financial Officer effective as of July 1, 2006. These employment agreements are for an initial three-year term effective as July 1, 2006 and provide for base salaries aggregating $850,000 in each of the three years. The base salaries will increase annually effective January 1 of each year by a minimum amount equal to at least the percentage increase in the Consumer Price Index.

Item 9. Changes in and Disagreements with accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures

Background

        During the first quarter of 2006, the Audit Committee of our Board of Trustees initiated an investigation promptly following receipt of a letter from Bradley W. Harris, who at the time was our Chief Financial Officer, alleging, among other things, a "tone at the top" problem within management, and raising concerns regarding various accounting methodologies that were being considered by management in connection with certain transactions that occurred in the fourth quarter of 2005. Mr. Harris also delivered the letter to Ernst & Young LLP, our independent registered public accounting firm. The Audit Committee conducted the investigation with the assistance of independent legal counsel, as well as a forensic accounting firm retained by the Audit Committee's counsel. The Audit Committee's investigation did not uncover any evidence of the falsification of publicly reported financial information, or of any instance in which anyone, after being advised of what U.S. generally accepted accounting principles, or GAAP, required, intentionally instructed the accounting department to record any item in violation of GAAP. Management concurs with the Audit Committee in this finding. Based on the investigation, the Audit Committee concluded that (i) certain employees did not comply with a number of our accounting and other corporate policies, and, in multiple instances, did not provide accurate information concerning revenue, expenses and other items reflected in our consolidated financial statements, and (ii) we are required to restate previously issued financial results for the first, second and third quarters of 2005 primarily due to the material weaknesses described in this report. Management concurs with the Audit Committee in this conclusion.

        In connection with our review of the matters covered by the Audit Committee investigation and the restatement, we assessed the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K promulgated by the Securities and Exchange Commission. We identified and reported to our Audit Committee and independent registered public accounting firm the material weaknesses in our internal control over financial reporting as they existed as of December 31, 2005. The material weaknesses identified by management include entity-level control weaknesses, as well as weaknesses in process and transaction controls, as defined in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

        The nature of each of these material weaknesses is described in detail as part of management's report on internal control over financial reporting below, and these material weaknesses also require us to restate our previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The material weaknesses we identified include weaknesses that resulted in us: (i) capitalizing certain property-related expenditures that should have been recorded as expenses and otherwise deferring recognition of expenses, thereby causing expenses to be understated in earlier periods and overstated in subsequent periods, and (ii) prematurely recognizing revenue, thereby causing revenue to be overstated in earlier periods and understated in subsequent periods. As a result of these errors, certain of our previously reported quarterly results during 2005 overstated net income. A more detailed description of the restatements for these periods is included in Note 15 of the notes to the consolidated and combined financial statements set forth in Item 8 of this report.

(a) Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are designed with the objective of assuring that information required to be disclosed in our reports and other documents filed or submitted in accordance with the rules of the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by these rules. Disclosure controls and procedures are also designed with the objective of assuring that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, there were control deficiencies in our internal control over financial reporting which constituted material weaknesses, as described below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Due to the material weaknesses in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and as described in this Item 9A, our disclosure controls and procedures were not effective as of December 31, 2005 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC's rules, or that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management's Report on Internal Control Over Financial Reporting and the independent registered public accounting firm's related audit report are included in subsection (b) of this Item 9A below.

        In light of the material weaknesses described below, we performed additional analyses and procedures after the closing of our financial books and records for the year ended December 31, 2005 to assure that our financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company's management is required to assess the effectiveness of the Company's internal control over financial reporting as of the end of each fiscal year, and report on the basis of that assessment whether the Company's internal control over financial reporting is effective.

        The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the disposition of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the receipts and expenditures of the Company are being made only in accordance with the authorization of the Company's management and its Board of Trustees; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

        A material weakness, as defined under standards established by the Public Company Accounting Oversight Board's Auditing Standard No. 2, is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected.

        Under the supervision, and with the participation, of the Company's management, including the principal executive officer and principal financial officer, we conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, based upon the COSO criteria. In performing its assessment of the effectiveness of internal control over financial reporting, which included consideration of the results of an investigation conducted by our Audit Committee, with the assistance of independent legal counsel and a forensic accounting firm, management identified several material weaknesses in internal control over financial reporting. The material weaknesses identified by management include entity-level control weaknesses in process and transaction controls as defined in the COSO criteria. Because of these material weaknesses, we concluded that as of December 31, 2005, our internal control over financial reporting was not effective based on the COSO framework. These material weaknesses are described below.

Material Weaknesses in Entity-Level Controls

        We did not maintain effective entity-level controls at December 31, 2005. Specifically, (i) the "tone at the top" established by members of our senior management resulted in significant pressure on our accounting personnel and compromised our overall internal control environment, (ii) we did not have sufficient personnel in our accounting department with requisite skills and competencies or appropriate depth of experience to assure the preparation of accurate interim and annual financial statements on a timely basis in accordance with GAAP, (iii) we did not have adequate monitoring controls and the appropriate personnel with requisite skills and competencies to execute an adequate level of oversight to accurately account for the results of our operations, which adversely affected our ability to report our financial results in a timely and accurate manner, (iv) we lacked information and communication controls which limited our ability to deliver financial information to internal management decision makers in a timely manner to enable them to properly monitor financial results, and (v) we lacked robust risk assessment processes, including strategic plans, that clearly defined and communicated our goals and objectives throughout our organization. Management has determined that these control deficiencies constitute material weaknesses because they contributed to the material weaknesses in the process and transaction level controls identified below. In addition, our independent auditors and the forensic accounting firm appointed by our Audit Committee identified a number of adjustments to our books and records, all of which are reflected in our financial statements included elsewhere in this report, that were not identified by us due, in part, to these material weaknesses in entity-level controls.

        "Tone at the top" established by members of our senior management resulted in significant pressure on our accounting personnel and compromised our overall internal control environment.    The investigation conducted by our Audit Committee found that senior members of our management exerted significant pressure on our former Chief Financial Officer and other accounting personnel to account for certain transactions in a manner that would permit the Company to report financial results that were "in line"

with the Company's previous guidance for funds from operations (FFO) for the fourth quarter of 2005. Certain senior members of management were found to have exerted significant pressure by requesting that our accounting personnel advance the Company's position with its independent registered public accounting firm, Ernst & Young LLP, even when some of those accounting personnel did not believe that those positions were in accordance with GAAP. The proper GAAP accounting for these transactions in some cases involved an analysis of complex accounting literature. In other instances, there were issues that involved the application of significant judgments and estimates over which members of our management disagreed as to the proper amounts to be recorded or the timeframe over which the amounts should be recognized for particular transactions. In addition, numerous errors were uncovered which may have resulted from the perceived pressure placed on our accounting personnel.

        We did not have sufficient personnel in our accounting department with certain requisite skills and competencies, or appropriate depth of experience, to assure the preparation of accurate interim and annual financial statements on a timely basis in accordance with GAAP.    As of December 31, 2005, we did not have enough personnel in our accounting department with sufficient experience in accounting and financial matters to assure that our interim and annual financial statements are prepared accurately in accordance with GAAP and on a timely basis.

        We did not have adequate monitoring controls and the appropriate personnel with requisite skills and competencies to execute an adequate level of oversight to account for our results of our operations, which adversely affected our ability to report our financial results in a timely and accurate manner.    As of December 31, 2005, the ongoing monitoring activities occurring in the ordinary course of our operations were not sufficient to assess the performance of our internal control activities or to assure the reliability and accuracy of our financial information. Our organizational structure did not facilitate the necessary information flow to enable us to monitor our business activities effectively. Further, our lack of effective training programs, adequate definition of roles and responsibilities and appropriate personnel with requisite skills and depth of experience limited our ability to effectively monitor our control activities.

        We lacked information and communication controls which limited our ability to deliver financial information to internal management decision makers in a timely manner to enable them to monitor financial results.    We did not have adequate communication with our operational employees about our accounting policies and procedures, generally accepted accounting principles applicable to our business, and our codes of conduct. In addition, we did not have sufficient communication with employees regarding the manner in which their duties and responsibilities affect these accounting policies and procedures. Furthermore, we did not have adequate communication with employees, or monitoring by our management, regarding their duties and responsibilities to adhere to internal control mechanisms and to assure that our employees adhere to our code of business conduct and ethics, our code of ethics for our chief executive officer and senior financial officers, and our accounting and internal control policies and procedures.

        We did not effectively define and communicate the Company's goals and objectives throughout the organization, which included the development and communication of internal control processes and procedures.    Our inability to communicate throughout our organization the appropriate processes and procedures designed to provide an effective internal control environment limited our ability to adequately monitor risks relating to our financial reporting process, including the delivery of accurate and timely financial information.

Material Weaknesses in Process and Transaction Level Controls

        Management identified certain process and transaction level control activities that were not effective at December 31, 2005. Our independent auditors and the forensic accounting firm engaged by our Audit Committee identified a number of adjustments to our books and records, all of which are reflected in our financial statements included elsewhere in this report, that were not identified by us due to the underlying control deficiencies described below. Accordingly, management has determined that these control deficiencies constitute material weaknesses. Material weaknesses are present in the following specific business process areas: (i) revenue recognition, (ii) purchasing and accounts payable, (iii) capital spending and maintenance, (iv) real estate acquisitions and (v) period-end financial reporting.

        Revenue recognition.    We did not maintain effective internal controls to (i) accurately recognize revenues; (ii) determine the existence of unreported revenue; (iii) assure recognition of rental revenue in accordance with the terms of contracts with our tenants; (iv) determine the appropriate timing for revenue recognition on our contractual arrangements, and (v) accurately assess necessary reserves for collectibility.

        Purchasing and accounts payable.    We did not maintain effective internal controls to (i) assure the prevention and detection of unreported expenses, unrecorded or unauthorized arrangements and other commitments with business partners, vendors and other persons doing business with us (ii) assure proper period end cut-off of accounts payable and accrued liabilities, and (iii) verify the completeness and accuracy of accrued liabilities.

        Capital spending and maintenance.    We did not maintain effective internal controls to (i) identify and record accurately and completely our capital assets and the depreciation and amortization of these assets, and (ii) assure that our asset capitalization policies and procedures are in compliance with GAAP and are complied with by our accounting department.

        Real estate acquisitions.    We did not maintain effective internal controls to (i) record completely and accurately transactions relating to our acquisition activities, including identifying and recording assumed contracts at their estimated fair value, (ii) assure that the allocation of the purchase price of acquired assets was supportable and recorded in a timely manner, and (iii) assure that capital assets, and costs to be capitalized in connection with acquisition transactions, were properly identified, recorded, depreciated/amortized and monitored to facilitate compliance with our accounting policies and procedures.

        Period-end financial reporting.    We did not maintain effective internal controls to (i) facilitate the monthly, quarterly and annual closing process of our books and records, and permit the preparation of our financial statements in accordance with GAAP, (ii) reconcile our accounts in a complete and accurate manner and resolve unreconciled items in a satisfactory and timely manner, (iii) review and approve both recurring and non-recurring journal entries, (iv) promote consistent and sustainable period-end close procedures that include appropriate supporting documentation, and (v) prepare timely account analyses to enable management to evaluate business performance and potential internal control deficiencies.

        We corrected all errors discovered during the closing of our financial records for the year ended December 31, 2005. In addition, management concluded it was necessary to restate the Company's consolidated financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 (as further described in Note 15 of our consolidated and combined financial statements accompanying this report) as a result of (i) capitalizing certain property-related expenditures that should have been recorded as expenses and otherwise deferring recognition of expenses, thereby causing expenses to be understated in earlier periods and overstated in subsequent periods, (ii) prematurely recognizing revenue, thereby causing revenue to be overstated in earlier periods and understated in subsequent periods, and (iii) various other adjustments in a number of areas. Therefore, we are restating our previously reported results for these quarterly periods of 2005 in this Annual Report on Form 10-K. Additionally, until these material weaknesses are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by our controls in a timely manner.

        Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Their report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of GMH Communities Trust:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that GMH Communities Trust did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses described in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GMH Communities Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

Material Weaknesses in Entity Level Controls

  1.
  The "tone at the top" established by certain members of senior management resulted in an inappropriate emphasis on achieving forecasted operating results and compromised the overall internal control environment. The emphasis on achieving forecasted operating results resulted in aggressive interpretations of GAAP, which led to certain errors regarding the proper amounts and timing of recognition for certain transactions.

  2.
  The Company lacked sufficient personnel in its accounting department with requisite skills and competencies or appropriate depth of experience to assure the preparation of accurate interim and annual financial statements on a timely basis in accordance with generally accepted accounting principles.

  3.
  The Company lacked adequate monitoring controls and the appropriate personnel with requisite skills and competencies to execute an adequate level of oversight to accurately account for the results of the Company's operations, which adversely affected the Company's ability to report its financial results in a timely and accurate manner.

  4.
  The Company lacked information and communication controls which limited the Company's ability to deliver financial information to internal management decision makers in a timely manner to enable them to monitor financial results.

  5.
  The Company did not effectively define and communicate its goals and objectives throughout the organization, which included the development and communication of internal control processes and procedures.

        Management has determined that these control deficiencies constitute material weaknesses because they contributed to the material weaknesses in the process and transaction controls identified below. In addition, until these control deficiencies are remediated, they have the potential to result in further material misstatements of the annual or interim financial statements that would not be prevented or detected by employees in the normal course of performing their assigned functions.

Material Weaknesses in Process and Transaction-Level Controls

  6.
  The Company did not maintain effective controls necessary to (i) accurately recognize revenues; (ii) determine the existence of unreported revenue; (iii) assure recognition of rental and other revenue in accordance with the terms of the associated contracts; (iv) determine the appropriate timing for revenue recognition on its contractual arrangements; and, (v) accurately assess necessary reserves for collectibility.

  7.
  The Company did not maintain effective controls necessary to (i) assure the prevention and detection of unreported expenses, unrecorded or unauthorized arrangements and other commitments with business partners, vendors and other persons doing business with the Company; (ii) assure proper period end cut-off of accounts payable and accrued liabilities; and, (iii) verify the completeness and accuracy of accrued liabilities.

  8.
  The Company did not maintain effective controls necessary to (i) identify and record accurately and completely its capital assets and the depreciation and amortization of these assets; and, (ii) assure that its asset capitalization policies and procedures are in compliance with generally accepted accounting principles and are complied with.

  9.
  The Company did not maintain effective controls necessary to (i) record completely and accurately transactions relating to its acquisition activities, including identifying and recording assumed contracts at their estimated fair value; (ii) assure that the allocation of the purchase price of acquired assets was supportable and recorded in a timely matter; and, (iii) assure that capital assets, and costs to be capitalized in connection with acquisition transactions, were properly identified, recorded, depreciated/amortized and monitored to facilitate compliance with its accounting policies and procedures.

  10.
  The Company did not maintain effective controls necessary to (i) facilitate the monthly, quarterly and annual closing process of its books and records, and permit the preparation of its financial statements in accordance with generally accepted accounting principles; (ii) reconcile its accounts in a complete and accurate manner and resolve unreconciled items in a satisfactory and timely manner; (iii) review and approve both recurring and non-recurring journal entries; (iv) promote consistent and sustainable period-end close procedures that include appropriate supporting documentation; and, (v) prepare timely account analyses to enable management to evaluate business performance and potential internal control deficiencies.

        GMH Communities Trust determined that the combination of the above factors resulted in errors in the initial preparation of the financial statements as of and for the year ended December 31, 2005, primarily in the areas of revenue recognition, accounts payable, accrued expenses, capitalization of fixed assets, acquisition of properties, sale of land, accounting for investments in joint ventures, cash, accounts receivable, prepaid expenses, and other assets, and in the restatement of its interim financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005. Until these material weaknesses are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company's controls in a timely manner. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated July 27, 2006 on those financial statements.

        In our opinion, management's assessment that GMH Communities Trust did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, GMH Communities Trust has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
July 27, 2006

(c)  Remediation Efforts Relating to Identification of Material Weaknesses

        In response to the identification of the material weaknesses in internal control over financial reporting, with respect to both entity-level controls and process level controls, each of which are described above in Management's Report on Internal Control Over Financial Reporting under subsection (b) of this Item 9A, management, together with the Audit Committee, has initiated, or is in the process of initiating, various remedial measures designed to address each of the material weaknesses and to prevent its recurrence. A detailed description of each of these remedial measures, as they relate to the material weaknesses identified by management, is provided below. Management, together with the Audit Committee, will continue to monitor the implementation and effectiveness of these remedial measures, and will make appropriate changes to the currently identified remedial measures, or identify and implement new measures as deemed necessary.

        No change in our internal control over financial reporting occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

        Subsequent to December 31, 2005, management has begun to institute significant changes, as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to plan additional changes to our infrastructure and related processes that we believe are designed to strengthen and materially affect our internal control over financial reporting.

        The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this report. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraphs 4 and 5, respectively, of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Entity-Level Controls

        As discussed above, management identified certain entity-level control activities that were not effective at December 31, 2005. Management has determined that these control deficiencies constitute material weaknesses, and expects to implement each of the remedial steps described below throughout the remainder of 2006 in an effort to address these material weaknesses.

        "Tone at the top" established by members of our senior management resulted in significant pressure on our accounting personnel and compromised our overall internal control environment and the selection of appropriate accounting policies.

        The following is a list of remedial measures that we have initiated, or intend to initiate promptly, in an effort to address this material weakness and prevent its recurrence:

  •
  Throughout the first and second quarters of 2006, members of the Audit Committee and our Board of Trustees have had extensive discussions with Gary M. Holloway, Sr., our Chairman, President and Chief Executive Officer, and other senior members of management regarding the Company's control environment and the need to establish an appropriate "tone at the top." Mr. Holloway has acknowledged to the Board of Trustees his responsibility to establish the proper tone for management.

  •
  Following the termination of Mr. Harris' employment as our Chief Financial Officer on March 31, 2006, which termination was precipitated by events separate and apart from his letter to the Audit Committee, we appointed Dennis J. O'Leary as our interim Chief Financial Officer. Mr. O'Leary has been a certified public accountant since 1974, and worked for two of the "Big Four" accounting firms, or their predecessors, for an aggregate of 15 years, including six years as a partner. Mr. O'Leary served as our interim Chief Financial Officer through June 30, 2006, until our new Chief Financial Officer commenced employment as described below, and will serve as Executive Vice President and principal financial officer until the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

  •
  Effective as of July 1, 2006, J. Patrick O'Grady commenced employment as our Executive Vice President and Chief Financial Officer. Mr. O'Grady has been a certified public accountant since 1985, and from 1990 to 2002 he was employed by Arthur Andersen LLP, where he served as a partner from 1997 to 2002. Since 2002, Mr. O'Grady has been a partner with KPMG, LLP. We believe Mr. O'Grady's extensive experience in public accounting, serving multiple publicly traded companies in the real estate industry, will enable him to assist us to develop the systems, controls and procedures that are customary in the industry and will enable us to address our "tone at the top" material weakness and other deficiencies. We also believe that Mr. O'Grady's lack of any prior connections to or relationships with our company will have the positive effect of providing us with a fresh, outside voice in senior management. Furthermore, we believe that Mr. O'Grady's background as a partner with a "Big Four" accounting firm will enable him to effectively communicate management's positions to our independent registered public accounting firm, and to work with management and the independent auditors to reach the accurate conclusions regarding the application of appropriate accounting policies, which are often complex, to the Company's transactions going forward.

    Our Board of Trustees plans to establish as a key goal for Mr. O'Grady the fostering of communication, cooperation and coordination among our operational management and accounting personnel. The primary goals of this enhanced interaction are to assure that (i) our operational management is confident that the advice they receive from accounting personnel reflects a full and accurate understanding on the part of the accounting personnel of the operational and related matters to which the advice relates, thereby eliminating any question of whether a more complete and accurate understanding of these underlying matters might result in a different, and in the eyes of operational management a more desirable, accounting conclusion, and (ii) our accounting personnel are comfortable that they have received from operational management a detailed and complete description of the matters for which they are considering the appropriate accounting. For additional discussion of remedial measures designed to enhance communication and coordination among our operational management and accounting personnel, see the section below titled "We lacked information and communication controls which limited our ability to produce financial information and deliver that information to internal management decision makers in a timely manner to enable them to properly monitor internal control over financial reporting"

  •
  In the second quarter of 2006, Mr. Holloway began conducting interviews with a number of employees in an effort to assess their perception of the "tone at the top" concerns. During the third quarter of 2006, we plan to initiate a formal "tone at the top" survey that will be designed to elicit comments from certain employees, including our accounting personnel, regarding communications from management. This survey will permit employees to submit their responses anonymously and will continue to be performed periodically (on at least an annual basis). The results of this survey will be used by our Board of Trustees, the Audit Committee and Chief Executive Officer to assure that the proper "tone" is set to achieve accurate financial results, and will serve as a tool for the Chief Executive Officer and other senior management personnel to use in order to effectively measure their progress in addressing the issue going forward and to identify and remediate problems in a timely manner. To the extent that these surveys produce findings that our Chief Executive Officer or other senior management personnel are not effectively communicating the proper "tone" throughout the organization, our Board of Trustees and Audit Committee will evaluate the appropriate additional disciplinary actions, including possible termination, to be implemented with respect to such individuals.

  •
  During the third quarter of 2006, we expect to provide our executive management team with training, conducted by our outside legal counsel and internal legal department, that will further cultivate their understanding of what is involved in being a public company, and the SEC's rules and regulations applicable to public companies. This training will focus on matters including, but not limited to, (i) the preparation of financial statements in accordance with GAAP, (ii) the Board and Committee organizational structure of public companies, and (iii) SEC filing and reporting requirements.

        We did not have sufficient personnel in our accounting department with requisite skills and competencies, or appropriate depth of experience, to assure the preparation of accurate interim and annual financial statements on a timely basis in accordance with GAAP. The following is a list of remedial measures that we have initiated, or intend to initiate, in an effort to address this material weakness and prevent its recurrence:

  •
  On March 31, 2006, we terminated the employment of Bradley W. Harris as our Chief Financial Officer and Principal Accounting Officer. Upon this termination, we engaged Dennis O'Leary as our interim Chief Financial Officer. In addition, during March 2006, we retained temporary accounting personnel to replace our former corporate controller. Our new accounting personnel have been actively involved in the preparation of our 2005 year-end financial statements and the additional audit procedures relating to our 2005 year-end financial statements, as well as the preparation of restatements of financial statements for the first three quarters of 2005 and our first quarter 2006 financial statements. Therefore, we believe we will be able to effectively process the restatements relating to our financial statements for the first three quarters of 2005, and the closing of our books and records for 2005 and the first quarter of 2006.

  •
  Effective July 1, 2006, J. Patrick O'Grady commenced employment as our Executive Vice President and Chief Financial Officer. Mr. O'Grady is highly credentialed and has extensive experience in public accounting and auditing companies in the real estate industry. Mr. O'Grady has been directed to assess the competency of our accounting staff and to initiate intensive training and other programs designed to remedy the conditions that caused these material weaknesses. Finally, Mr. O'Grady has been directed to recommend staffing additions and changes to further remedy these conditions. In addition, our Audit Committee plans to work with Mr. O'Grady to enhance the integration of our management's involvement with our internal audit function in order to more effectively review, inspect and investigate transactions so as to facilitate accurate reporting of our financial results and to implement necessary training for additional personnel as they are hired.

        We did not have adequate monitoring controls, nor the appropriate personnel with requisite skills and competencies, to execute an adequate level of oversight to accurately assess the results of our operations, which adversely affected our ability to report our financial results in a timely and accurate manner. The following is a list of remedial measures that we have initiated, or intend to initiate, in an effort to address this material weakness and prevent its recurrence:

  •
  With the commencement of Mr. O'Grady's employment, effective on July 1, 2006, we plan to expand this process through educational training that will include a wider class of employees, and to increase its robustness to address other matters, such as a broader range of operational responsibilities. For senior operational personnel, we plan for this training to recur periodically, on at least an annual basis.

  •
  Beginning with the second quarter of 2006, we initiated discussions with senior personnel in our military housing department to require that they communicate with our accounting department any proposed activities that could affect the recognition of revenue or expenses. In addition, we will develop procedures to assure that our student housing personnel who are responsible for reporting property-level financial results adequately communicate with our accounting department any proposed activities that would result in revenue from sources other than tenants or from arrangements outside of the stated terms of their respective leases. Military housing and student housing department employees also will be required to report to our accounting personnel whether they are aware of any unreported revenues or expenses.

  •
  Under the supervision of our Audit Committee, the roles of certain of our senior managers will be evaluated throughout 2006, and on the basis of such evaluations, their roles may be modified or limited in scope. In addition, certain of these senior managers will be required to undergo training designed to improve their management skills, consistent with their newly defined roles.

  •
  In the second quarter of 2006, our management communicated with our operational and accounting personnel regarding the implementation of processes for more effectively exchanging information that we receive from our military housing business partners, vendors and other persons with whom we do business, as well as with our joint venture partners. With the commencement of Mr. O'Grady's employment, we expect to document formal written procedures that will be designed to assure that we have received, and are properly documenting, all relevant financial information needed to accurately and timely record transactions in accordance with our revenue and expense recognition policies.

  •
  With the commencement of Mr. O'Grady's employment, we expect to document formal written procedures that will be designed to further implement better communications and monitoring of compliance with these policies. In addition, once our procedures are formally documented and communicated to our accounting personnel, we expect to implement a quarterly certification process, under which certain personnel will certify that they understand the policies, as well as whether they are aware of any noncompliance with such policies. We also have communicated to appropriate personnel, and are in the process of developing formal policies stating that no employee may engage in any oral agreements or any material oral or written side agreements, whether oral or written; that each agreement providing payment to us for services state the period during which the agreement requires us to perform the services in order to earn the revenue contemplated by the agreement; and that all agreements be delivered to the legal department for review before being executed.

  •
  Throughout the remainder of 2006, we will implement more comprehensive procedures for the timely detection, prevention and mitigation of improper activities and the failure to comply with our internal control processes and procedures.

        We lacked information and communication controls which limited our ability to deliver financial information to internal management decision makers in a timely manner to enable them to properly monitor internal control over financial reporting. The following is a list of remedial measures that we have initiated, or intend to initiate, in an effort to address this material weakness and prevent its recurrence:

  •
  In the first quarter of 2006, in connection with the investigation by our Audit Committee, we began a process to communicate with senior operational personnel regarding the requirements of our code of business conduct and ethics, and, as appropriate, our code of ethics for the chief executive officer and senior financial officers. In addition, in the second quarter of 2006, we implemented a process under which our code of conduct and, as appropriate, our code of ethics are to be distributed to our employees on an annual basis, and employees will be required to execute acknowledgment forms certifying that they have read and understand the terms of these codes.

  •
  With the commencement of Mr. O'Grady's employment, we will formalize periodic meetings to update operational personnel on accounting policies and procedures that may affect their operating segment. In particular, we will continue to focus on enhancing our operational management's understanding of our accounting policies in accordance with GAAP.

  •
  As mentioned above with respect to the other identified material weaknesses in our internal control over financial reporting, we will begin to develop additional procedures and policies that will promote more effective communications between our operational personnel and accounting personnel.

        We lacked robust risk assessment processes, including strategic plans, that clearly defined and communicated our goals and objectives throughout our organization. In an effort to address this material weakness and prevent its recurrence, during the third quarter of 2006, Mr. O'Grady will assist in the implementation of a written internal control charter, which will, among other things, document the internal control process and formally assign responsibilities in overseeing various internal controls to the relevant operational and accounting personnel. This charter will be reviewed and approved by our Audit Committee.

Process Level Controls

        As discussed above, management identified certain process level control activities that were not effective at December 31, 2005. Management has determined that these control deficiencies constitute material weaknesses, and expects to implement each of the remedial steps described below throughout the remainder of 2006 in an effort to address these material weaknesses.

        Revenue recognition.    The following is a list of remedial measures that we have initiated, or intend to initiate, in an effort to address this material weakness and prevent its recurrence:

  •
  Mr. O'Grady is responsible for addressing all questions related to revenue recognition matters and for communicating the conclusions to senior management and operations personnel accordingly.

  •
  We will establish policies that will require senior management and operations personnel to communicate to the accounting department the terms of any material transactions being contemplated in order to determine the potential impact on revenues. The policies will include requirements for material contractual arrangements and material revenue generating contracts to be uniformly reviewed and approved by the legal and accounting departments. A quarterly sub-certification process has been initiated whereby all operational management personnel responsible for revenue generating activities are required to confirm the completeness and accuracy of information provided to the accounting department regarding such activities.

  •
  We will establish a thorough review process of all existing military housing management, development and other contracts to assure that accounting personnel record all revenues in accordance with the terms of the respective contracts. The review process will include the completion of a revenue recognition checklist for each revenue-generating arrangement.

  •
  We will train our operational management in the policies and procedures regarding the recording of revenue and provision of reserves in accordance with the terms of contractual arrangements and generally accepted accounting principles. Our Chief Financial Officer is primarily responsible for this training and for fostering their understanding of the accounting rules so as to facilitate enhanced communication between the accounting department and operational management.

        Purchasing and accounts payable.    The following is a list of remedial measures that we have initiated, or intend to initiate, in an effort to address this material weakness and prevent its recurrence:

  •
  We will enhance our monitoring procedures to assure that purchasing activity by all Company personnel is communicated to our accounting personnel to assure proper period end accounting. Included as part of this process is the initiation of a quarterly sub-certification that requires our student housing and military housing operational management to confirm to our accounting personnel the completeness, accuracy, and timeliness of information provided to them regarding expenditures activity.

  •
  We will improve our process for analyzing expenditures to assure the completeness, accuracy, and timeliness of our estimates for accruals.

  •
  We will enhance our procedures for the reconciliation of accounts payable and accrued liabilities to assure that unreconciled differences are investigated and resolved in a timely manner. This will be accomplished through a stricter and more detailed review of the accounts by our accounting personnel and their respective managers.

        Capital spending and maintenance.    The following is a list of remedial measures that we have initiated, or intend to initiate, in an effort to address this material weakness and prevent its recurrence:

  •
  We will evaluate and implement procedures to further enhance our policies for the recording of capital purchases by our personnel.

  •
  We will evaluate and implement procedures to assure effective communication of our capitalization policies to our accounting and operations personnel.

  •
  We will evaluate and implement procedures for our accounting department to periodically review the purchasing activity to assure that only qualified purchases have been capitalized in accordance with our policies.

        Real estate acquisitions.    In an effort to address this material weakness and prevent its recurrence, we will implement procedures to assure that the accounting department reviews the terms of acquisition transactions and applies purchase accounting policies in accordance with GAAP. The appropriate level of management within the accounting department will review and approve the purchase accounting entries and assure that the supporting documentation is sufficient. The accounting department will receive a copy of the documents evidencing the transaction, including third party valuation reports, prior to entering the data into our accounting system.

        Period-end financial reporting.    The following is a list of remedial measures that we have initiated, or intend to initiate, in an effort to address this material weakness and prevent its recurrence:

  •
  We will enhance our monthly, quarterly, and annual closing process of our books and records to include the use of checklists, established schedules, and other monitoring tools to assure that our financial statements are compiled in an accurate, complete, and timely manner.

  •
  We will complete comprehensive account analyses, account summaries, and account reconciliations for our student housing, military housing, and corporate general ledger accounts on a quarterly basis and assure timely and thorough management review of these items including the appropriate follow-up and resolution of significant variances and unreconciled amounts.

  •
  We will enhance and enforce our journal entry processing policy to assure the proper segregation of duties and that review and approval activities occur for all transactions recorded in the general ledger.

  •
  We will enforce a records retention policy to assure that all transactions recorded in our books and records are supported by appropriate documentation and we will design procedures to assure adherence by accounting and operations personnel to such policies.

  •
  We will enhance our procedures for identifying potential internal control deficiencies. These procedures will include increasing management's responsibilities relating to its oversight of and involvement with our internal audit function to periodically analyze and test activities at the transaction level.

  •
  With the commencement of Mr. O'Grady's employment, we will evaluate our needs for personnel in our accounting department and make the appropriate enhancements through training, additional personnel, and reallocation of responsibilities as deemed necessary.

Item 9B. Other Information.

        Effective as of July 27, 2006, the Company entered into an amendment to its employment agreement with Bruce F. Robinson, President of the Military Housing division. Under the terms of the amendment, in the event of the occurrence of a change of control (as defined in the agreement), other than a change of control resulting from a transaction in which Gary M. Holloway, Sr. or Mr. Robinson is a majority owner or managing member of the Company (or any successor) following the transaction, then Mr. Robinson and the Company (or the buyer or acquirer in such change of control transaction) shall enter into good faith negotiations not later than 15 days following the closing of such transaction as to Mr. Robinson's position with, and role and compensation in the post-closing business. If the parties to such negotiation have not reached an agreement and have not executed an employment agreement with respect to Mr. Robinson's ongoing employment after the closing not later than 30 days following such closing, then Mr. Robinson shall have the right, not later than 15 days following the expiration of the 30-day period, to terminate employment with the Company and have such termination deemed to constitute "good cause" pursuant to the agreement; provided, however, that such election shall not be available in the event (i) that Mr. Robinson has become entitled to severance under any other provision of the employment agreement prior to his termination of employment, or (ii) of his death, permanent disability or the occurrence of any event that would give the Company valid reason to terminate for cause. A copy of this First Amendment to Employment Agreement is filed as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Trustees

        As of the filing of this report, the Company's Board of Trustees consisted of the following nine members.

Name	Age	Title
Gary M. Holloway, Sr.(1)	50	President, Chief Executive Officer and Chairman of the Board
Bruce F. Robinson(1)	50	President of Military Housing Business and Trustee
Dennis J. O'Leary(1)	58	Executive Vice President and Trustee
Frederick F. Buchholz	60	Trustee
RADM James W. Eastwood (Ret)	60	Trustee
Michael D. Fascitelli	49	Trustee
Steven J. Kessler	63	Trustee
Denis J. Nayden	52	Trustee
Richard A. Silfen	43	Trustee

(1)
Gary M. Holloway, Sr. designated each of these individuals for nomination to our Board pursuant to his right to nominate up to three trustees under the terms of his employment agreement. Mr. O'Leary served as our Interim Chief Financial Officer from March 31, 2006 through July 1, 2006, at which time he became an Executive Vice President and retained the position of principal financial officer. After the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Mr. O'Leary will cease to be an employee of the Company.

(2)
Vornado Realty L.P., the operating partnership of Vornado Realty Trust, has designated this individual pursuant to its right to designate for nomination to our board a trustee under the terms of the warrant it received in connection with the Company's formation transactions.

        Messrs. Holloway and Robinson have served as trustees since the initial formation of the Company in May 2004. The other trustees have served as trustees since October 28, 2004, the date on which the Company's common shares were first publicly traded, except that Mr. Fascitelli was appointed to the Company's Board of Trustees on August 10, 2005.

        Gary M. Holloway, Sr.    is the Company's chairman, president and chief executive officer. Since 1985 and prior to the Company's initial public offering, Mr. Holloway founded and operated GMH Associates, our predecessor entities and other affiliated entities, as a fully integrated and diverse real estate company with divisions specializing in the student and military housing industries, as well as the commercial real estate and investment services sectors. Under Mr. Holloway's direction, GMH Associates has acquired, built, managed and expanded residential and commercial properties throughout the U.S. since its inception. Prior to the formation of GMH Associates, Mr. Holloway was involved in various aspects of the real estate industry. He served as chief financial officer for the Holloway Corporation, a closely held business that specialized in residential and senior housing developments, and began his career with Touche Ross & Co., Certified Public Accountants, where he provided accounting and tax services to real estate clients.

        Bruce F. Robinson is president of the Company's military housing division, GMH Military Housing, a military housing company which provides development, management, and construction/renovation services for family housing located on military bases throughout the United States. In addition, he manages our military joint venture and partner relationships. Prior to joining the military division, Mr. Robinson directed GMH Capital Partners, LP, an international corporate real estate company. During his tenure at the firm, which began in 1986, he has been a key participant in the formation and operation of all entity structures as well as financing issues, due diligence and global planning. Prior to joining GMH Associates, he was a senior tax manager for Touche Ross & Co., Certified Public Accountants, where he specialized in real estate syndication, partnerships and corporate acquisitions.

        Frederick F. Buchholz worked with Lend Lease Real Estate investments or its predecessors from 1968 until retiring in June 1998. Since his retirement, Mr. Buchholz has served as an independent real estate consultant. He was appointed senior vice president of Equitable Real Estate in December 1990 and executive vice president in 1992. Prior to his retirement, Mr. Buchholz was the officer in charge of the Lend Lease Philadelphia region, supervising new business, asset management and restructuring/workout activities on behalf of a total mortgage and equity portfolio exceeding $2.5 billion. At various times, Mr. Buchholz was also the officer in charge of Equitable Real Estate's New York and Washington, D.C. regional offices. Mr. Buchholz is a member of the board of trustees of Liberty Property Trust, and is a member of the Appraisal Institute and the Investment Review Committee of the Delaware Valley Real Estate Investment Fund, L.P.

        RADM James W. Eastwood (Ret) is chairman of Granary Associates, a project management, architectural, interior design and real estate development firm, a position he has held since 1990. Admiral Eastwood became executive vice president of Granary Associates in 1983, served as president from 1990 through 2004, and led the company through extraordinary growth and expansion in the healthcare, public and corporate sectors. He retired from the Naval Reserves in November 2001 as a Two Star Admiral having completed his final tour as Deputy, Vice-Commander, Commander-in-Chief Atlantic Fleet. Admiral Eastwood also serves on the board of directors of First Penn Bank. Admiral Eastwood is an NROTC graduate of Villanova University with a Bachelor of Engineering degree.

        Michael D. Fascitelli has been president of Vornado Realty Trust since December 1996. Vornado Realty Trust is a NYSE-listed real estate investment trust that currently owns and manages approximately 87 million square feet of commercial real estate in the U.S. Mr. Fascitelli also currently serves as the president of Alexander's Inc. Prior to his employment with Vornado Realty Trust, Mr. Fascitelli was a partner at Goldman, Sachs & Co., where he was head of the firm's real estate investment banking business. Mr. Fascitelli currently serves on the boards of Vornado Realty Trust, Alexander's Inc., and Toys "R" Us, Inc. Mr. Fascitelli received a Bachelor of Science in industrial engineering from the University of Rhode Island in 1978 and his MBA from the Harvard Graduate School of Business Administration in 1982.

        Steven J. Kessler has been an executive vice president and the chief financial officer of Resource America, Inc., an asset management company that specializes in real estate, financial fund management and equipment finance since 2005, and served as senior vice president from 1992 to 2005. From March 2005 to September 2005, he served as senior vice president, and since September 2005 he has served as chief financial officer and treasurer, of Resource Capital Corp., a NYSE-listed specialty finance company that is externally managed by an indirect, wholly-owned subsidiary of Resource America, Inc., and intends to elect and qualify to be treated as a real estate investment trust and to invest in a combination of real estate-related securities and commercial finance assets. In addition, from 2002 to 2004, Mr. Kessler served as the chief financial officer of Atlas Pipeline Partners, L.P. Prior to that, Mr. Kessler was vice president-finance and acquisitions at Kravco Company from March 1994 until 1997. From 1983 through March 1994, Mr. Kessler was chief financial officer and chief operating officer at Strouse Greenberg & Co., Inc., a regional full service real estate company, and vice president-finance and chief accounting officer at its successor, The Rubin Organization. Prior thereto, Mr. Kessler was a partner at Touche Ross & Co., Certified Public Accountants. Mr. Kessler received a Bachelor of Science degree in accounting from Temple University in 1965 and became a certified public accountant in 1967.

        Denis J. Nayden was a senior vice president of General Electric Company and the former chairman and chief executive officer of GE Capital Corporation. Mr. Nayden joined GE Capital as marketing administrator for Air/Rail Financing in 1977, and in 1986 joined the Corporate Finance Group as vice president and general manager. In 1987, he was appointed senior vice president and general manager of the Structured Finance Group, and executive vice president of GE Capital in 1989. Mr. Nayden was named president and chief operating officer of GE Capital in 1994, and chairman and chief executive officer of GE Capital in June 2000. Mr. Nayden continues to be associated with GE. Additionally, he serves as Senior Advisor and Managing Partner of the Oak Hill Partners, L.P., a private investment group. He also is a Member of Alix Partners Holdings/Questor Partners Holdings Advisory Board, and serves on the boards of SES Global, Healthcare Services, Inc., DuaneReade, Inc. and Gecis Global Holdings. Mr. Nayden received his Bachelor of Arts in English and his MBA in Finance from the University of Connecticut in 1976 and 1977, respectively.

        Dennis J. O'Leary served as the Company's interim Chief Financial Officer from March 31, 2006 through June 30, 2006. Effective as of July 1, 2006, Mr. O'Leary's position with the Company became Executive Vice President and principal financial officer. Mr. O'Leary will hold this position through the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Mr. O'Leary has been an independent consultant and a private investor since January 2004, working as a consultant to GMH Communities Trust and its predecessor entities on financial, structuring and compensation matters since March 2004. He was a partner with Ernst & Young LLP during 2002 and 2003, heading up the firm's New York Region—Insurance Tax Practice. From 1985 to 2001, Mr. O'Leary was a senior vice president with Reliance Group Holdings, Inc. where he was responsible for worldwide tax planning. Prior to that time, he was a partner with Touche Ross & Co, Certified Public Accountants. Mr. O'Leary received his Bachelor of Arts in Economics from LaSalle University in 1970 and an MBA in Accounting and Finance from Temple University in 1973. He became a certified public accountant in 1974.

        Richard A. Silfen has been president and chief financial officer of Cangen Biotechnologies, Inc., a biotechnology company developing molecular diagnostic tests for the early detection of cancer and other technologies designed to enhance the selection of cancer therapeutic regimes, since August 2004. From May 2000 until August 2004, Mr. Silfen was a partner of the law firm of Morgan, Lewis & Bockius LLP. Mr. Silfen has extensive experience counseling real estate investment trusts and other publicly traded companies in connection with capital raising transactions and other securities matters, as well as mergers and acquisitions and other business and financial matters. He is also a member of the National Association of Real Estate Investment Trusts. Prior to May 2000, Mr. Silfen was a partner of the law firm of Wolf, Block, Schorr and Solis-Cohen LLP and was vice chairman of its corporate department. From 1987 through 1990, Mr. Silfen worked in the Securities and Exchange Commission's Division of Corporation Finance. Mr. Silfen received his Bachelor of Arts in Physics from Baylor University in 1983 and his J.D. from the University of Alabama in 1987.

Executive Officers

        The information concerning our executive officers required by this Item 10 is provided under the caption "Executive Officers of the Registrant" in Part I hereof.

Audit Committee and Audit Committee Financial Expert

        The Company's Audit Committee is comprised of three independent trustees, Messrs. Eastwood, Kessler and Silfen. The Audit Committee has been established as a separately-designated standing committee of the Company's Board of Trustees in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Each of the members of the Audit Committee meets the financial literacy requirements of the NYSE, and the Board of trustees has affirmatively determined that Mr. Kessler is an "audit committee financial expert" and is independent as defined under the Company's Corporate Governance Guidelines and consistent with the listing standards of the NYSE. Mr. Kessler serves as the chairperson of the Audit Committee. In accordance with the terms of the Audit Committee formal charter, the Audit Committee oversees, reviews and evaluates:

  •
  our financial statements;

  •
  our accounting and financial reporting processes;

  •
  the integrity and audits of our financial statements;

  •
  our disclosure controls and procedures;

  •
  our internal control functions;

  •
  our compliance with legal and regulatory requirements;

  •
  the qualifications and independence of our independent auditors; and

  •
  the performance of our internal and independent auditors.

The Audit Committee also:

  •
  has sole authority to appoint, compensate, oversee, retain or replace our independent auditors;

  •
  has sole authority to approve in advance all audit and permissible non-audit services, if any, by our independent auditors and the fees to be paid in connection therewith;

  •
  is responsible for establishing and maintaining whistleblower procedures;

  •
  will conduct an annual self-evaluation;

  •
  prepares an Audit Committee report for publication in our annual proxy statement;

  •
  monitors compliance of our employees with our standards of business conduct and conflict of interest policies; and

  •
  will meet at least quarterly with our senior executive officers, internal audit staff and our independent auditors in separate executive sessions.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and trustees and persons who own more than 10% of the Company's common shares to file reports of ownership and changes in ownership of the Company's common shares and any other equity securities with the SEC and the NYSE. Executive officers, trustees and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of the copies of Forms 3, 4 and 5 furnished to the Company, or written representations from certain reporting persons that no such forms were required to be filed by such persons, we believe that all of the Company's executive officers, trustees and greater than 10% shareholders complied during 2005 with all filing requirements applicable to them.

Code of Ethics

        Code of Business Conduct and Ethics.    The Company has adopted a Code of Business Conduct and Ethics in accordance with the corporate governance rules of the NYSE. The code contains a policy that prohibits conflicts of interest between the Company's officers, employees and trustees on the one hand, and the Company on the other hand, except where our Audit Committee approves of the transaction involving the potential conflict. The Company's conflicts of interest policy states that a conflict of interest exists when a person's private interest is not aligned or appears to be not aligned, or interferes or appears to interfere, in any way with the Company's interest. For example, the Company's conflicts of interest policy prohibits its officers, employees and trustees from entering into agreements, transactions or business relationships, or otherwise taking actions, that involve conflicts of interest, other than such agreements, transactions or business relationships or other actions that are (i) otherwise contemplated in the prospectus relating to the Company's initial public offering, or (ii) approved in advance by the Company's Audit Committee. Except as otherwise permitted as described in the foregoing sentence, the Company is prohibited from, among other things, engaging in the following activities:

  •
  acquiring any assets or other property from, or selling any assets or other property to, any of the Company's trustees, officers or employees, any of their immediate family members or any entity in which any of the Company's trustees, officers or employees or any of their immediate family members has an interest of 5% or more;

  •
  making any loan to, or borrowing from, any of the Company's trustees, officers or employees, any of their immediate family members or any entity in which any of the Company's trustees, officers or employees or any of their immediate family members has an interest of 5% or more;

  •
  engaging in any other transaction with any of the Company's trustees, officers or employees, any of their immediate family members or any entity in which any of the Company's trustees, officers or employees or their immediate family members has an interest of 5% or more; or

  •
  permitting any of the Company's trustees or officers to make recommendations regarding or to approve compensation decisions that will personally benefit such trustees or officers or their immediate family members whom the Company employs, other than customary compensation for service on the Company's Board of Trustees and its committees.

        A copy of this code may be viewed on the Corporate Governance section of the "Investor Relations" page on the Company's web site at www.gmhcommunities.com.

        Code of Ethics for Chief Executive Officer and Senior Financial Employees.    The Company has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Employees that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of this code may be viewed on the Corporate Governance section of the "Investor Relations" page on the Company's web site at www.gmhcommunities.com. To the extent permitted by the corporate governance rules of the NYSE, the Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding the amendment to, or waiver of, a provision of the code by posting such information under the Corporate Governance section of the "Investor Relations" page on the Company's web site at www.gmhcommunities.com.

Item 11. Executive Compensation.

        The following table sets forth the annual base salary rates and other compensation paid to the Company's chief executive officer and each of the next four most highly paid executive officers for 2005 and 2004 (collectively, the "named executive officers"). The Company was initially formed in May 2004 and did not conduct any operations prior to completion of its initial public offering in November 2004. As a result, the Company did not pay any compensation to executive officers for the period from January 1, 2004 through November 2, 2004 (the date on which the Company's initial public offering was completed). Compensation information for 2004 is provided for the period from November 2, 2004 through December 31, 2004 with respect to compensation paid by the Company, and for the period from January 1, 2004 through November 1, 2004 with respect to compensation paid by the Company's predecessor entities, which include the Company's operating partnership, College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P., and Corporate Flight Services, LLC. These entities are collectively referred to as "our predecessor entities" or "the Company's predecessor entities." The operations of the Company's predecessor entities were acquired by the Company in connection with its formation transactions relating to the initial public offering.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year(1)	Salary	Bonus(2)	Other Annual Compensation(3)	All Other Compensation(4)
Gary M. Holloway, Sr.	2005	$350,000	$—	$28,000	$12,551
President, Chief Executive Officer	2004	$372,167	$150,000	$18,499	$2,563
and Chairman of the Board
Bruce F. Robinson	2005	$325,000	$—	$22,000	$12,551
President, Military Housing	2004	$342,417	$125,000	$17,199	$2,563
Division and Trustee
Joseph M. Coyle(5)	2005	$300,000	$161,400	$22,000	$12,551
President, Student Housing Division	2004	$317,417	$100,000	$17,199	$2,563
John DeRiggi	2005	$225,000	$157,500	$—	$2,516
Executive Vice President and	2004	$165,539	$175,000	$—	$2,563
Chief Investment Officer
Joseph M. Macchione	2005	$200,000	$105,000	$—	$1,771
Executive Vice President,	2004	$155,192	$50,000	$—	$1,471
General Counsel and Secretary

(1)
The Company was not formed until May 2004, and was not a reporting company under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, at any time during the fiscal years prior to 2004. Accordingly, compensation information is only shown for the fiscal years 2004 and 2005.

(2)
Amounts provided for 2004 include the cash bonus awards paid by the Company as specified under the terms of the employment agreements with Messrs. Holloway ($150,000), Robinson ($125,000) and Coyle ($100,000).

(3)
Mr. Holloway's employment agreement provides that he is entitled to receive a monthly car allowance of $1,500, reimbursement for the cost of tax preparation and financial planning services up to a maximum aggregate of $10,000 annually, and an annual medical examination, and is entitled to receive six weeks of paid vacation annually and various other customary benefits. Pursuant to their employment agreements, Messrs. Robinson and Coyle were entitled to receive a monthly car allowance of $1,000 and other benefits as commensurate with their position, including reimbursement for the cost of tax preparation and financial planning services up to a maximum aggregate of $10,000 annually, an annual medical examination, five weeks of paid vacation annually and various other customary benefits. During 2004, the Company paid monthly car allowances for Messrs. Holloway, Robinson and Coyle of $3,750, $2,500 and $2,500, respectively; and paid tax planning services of $2,083 for each of Messrs. Holloway, Robinson and Coyle. During 2005, the Company paid monthly car allowances for Mr. Holloway of $18,000, and $12,000 for each of Messrs. Robinson and Coyle; and paid tax planning services of $10,000 for each of Messrs. Holloway, Robinson and Coyle.

(4)
During 2004, the Company made matches under the Company's 401(k) plan of $2,563 for each of Messrs. Holloway, Robinson, Coyle, DeRiggi, and $1,471 for Mr. Macchione. During 2005, the Company made matches under the Company's 401(k) plan of $2,625 for each of Messrs. Holloway, Robinson and Coyle; $2,516 for Mr. DeRiggi; and $1,771 for Mr. Macchione; and paid medical benefits of $9,926 for each of Messrs. Holloway, Robinson and Coyle.

(5)
Mr. Coyle resigned from his position as President of the Company's student housing division effective December 31, 2005.

        Trustee Compensation.    As compensation for serving on the Company's Board, each non-employee trustee will receive an annual fee of $40,000, of which $20,000 will be paid in the form of restricted shares and $20,000 will be paid in cash. The cash portion of this annual fee is paid on a quarterly pro-rata basis, and the restricted share portion of this annual fee is paid on June 30th of each fiscal year. These restricted shares vest in three equal annual installments, are considered outstanding common shares for purposes of voting along with our common shareholders, and receive dividend-equivalent cash payments along with our common shareholders. In addition, non-employee trustees will receive $1,000 for each Board or committee meeting attended in person and $500 for each Board or committee meeting attended telephonically. Committee chairmen will receive an additional annual fee with the lead independent trustee receiving an additional $5,000 per year, the Audit Committee chairman receiving an additional $7,500 per year, and the Compensation Committee chairman and the Nominating and Corporate Governance Committee chairman each receiving an additional $5,000 per year. In March 2006, the Board of Trustees created a Special Committee to consider and analyze strategic and financial alternatives, including potential offers to acquire the Company. Members of the Special Committee, which consists of Mr. Silfen (Chairman), Mr. Buchholz and Mr. Eastwood, receive the following fees: (i) an initial retainer in the amount of $10,000 for the Chairman and $5,000 for other members, (ii) for each full or partial month of service rendered by the Special Committee, a monthly retainer of $6,000 for the Chairman and $4,500 for other members, plus such other amounts as may be deemed appropriate by the Board of Trustees following the date on which these retainer fees are paid, and (iii) attendance fees for participating in meetings as described above for our standing committees ($1,000 for attendance in person, and $500 for attendance via telephone conference). Trustees who also are officers or employees of our company will receive no additional compensation as trustees. In addition, we will reimburse our trustees for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Upon joining the Board of Trustees, each non-employee trustee receives 3,500 restricted common shares that vest in three equal annual installments. The Board of Trustees may change the compensation of non-employee trustees in its discretion, and has delegated this authority to the Nominating and Corporate Governance Committee.

Employment Agreements

        In connection with completion of the Company's initial public offering in November 2004, the Company entered into employment agreements with three of its executive officers, Messrs. Holloway, Robinson and Coyle. Mr. Coyle resigned from his position as president of the Company's student housing division on December 31, 2005, at which time his employment agreement was terminated as of that date. The employment agreements provide that these executive officers are eligible to participate in the Company's Equity Incentive Plan. In addition, effective as of July 1, 2006, the Company entered into employment agreements with three additional executive officers, Messrs. DeRiggi, O'Grady and Macchione. The employment agreements provide that these executive officers are eligible to receive annual bonuses under a cash bonus plan, in addition to setting forth a base salary.

        Each employment agreement is for an initial three-year term (the "Initial Term") and provides the following annual base salaries: Gary M. Holloway, Sr., $350,000; Bruce F. Robinson, $325,000; John DeRiggi, $300,000; J. Patrick O'Grady, $300,000; and Joseph M. Macchione, $250,000. The annual base salary for Joseph M. Coyle under his employment agreement was $300,000. The base salaries for Messrs. Holloway, Robinson, DeRiggi, O'Grady and Macchione will be increased annually effective January 1 of any year during the term of the employment agreement. Such increases will be a minimum positive amount equal at least to the percentage increase in the Consumer Price Index. In addition, under the terms of the agreements, each executive is entitled to receive an annual cash bonus for each calendar year during the term of the agreement based on the performance of individual and corporate performance goals set by the Compensation Committee at (A) with respect to Mr. Holloway, certain threshold, target, superior and outperformance levels equal to 40%, 80%, 120%, and 200%, respectively, of his base salary; (B) with respect to Mr. Robinson, certain threshold, target, superior and outperformance levels equal to 40%, 80%, 120%, and 175%, respectively, of his base salary; and

(C) with respect to Messrs. DeRiggi, O'Grady and Macchione, certain threshold, target and superior levels equal to 40%, 80% and 120%, respectively, of his base salary. Under the terms of Mr. O'Grady's employment agreement, he was guaranteed a cash bonus for the calendar year 2006 equal to no less than $120,000, $100,000 was required to be paid within five business days after the effective date of his employment agreement.

        The employment agreements provide that the executive officers agree to devote substantially all of their business time to the performance of their duties to us under their employment agreements (except as we otherwise agree). At the end of the Initial Term, the employment agreements will automatically extend for two additional one-year periods (each, an "Extension Term"), unless either party terminates the agreement by providing prior written notice to the other party not later than 60 days prior to expiration thereof. These employment agreements permit us to terminate the executives' employment with appropriate notice for or without "cause." "Cause" is generally defined to mean:

  •
  conviction of, or the entry of a plea of guilty or nolo contendere to, a felony, excluding any felony relating to the negligent operation of a motor vehicle or a conviction, plea of guilty or nolo contendere arising under a statutory provision imposing per se criminal liability due to the position held by the executive with us, provided the act or omission of the executive or officer with respect to such matter was not taken or omitted to be taken in contravention of any applicable policy or directive of the board of trustees;

  •
  a willful breach of the executive's duty of loyalty which is materially detrimental to us; and

  •
  a willful failure to adhere to explicitly stated duties that are consistent with the executive's employment agreement, or the reasonable and customary guidelines of employment or reasonable and customary corporate governance guidelines or policies, including without limitation the business code of ethics adopted by our board of trustees, or the failure to follow the lawful directives of our board of trustees provided such directives are consistent with the terms of the executive's employment agreement, which continues for a period of 30 days after written notice to the executive.

        In addition, either prior to or after a change of control, each executive has the right under his employment agreement to resign for "good reason" upon certain events that occur without such executive's written consent, provided the executive notifies us of his determination that "good reason" exists within 60 days of when the executive knows of the occurrence of the event upon which his determination is based. For these purposes, "good reason" means (i) any material reduction in duties, responsibilities or reporting requirements, or the assignment of any duties, responsibilities or reporting requirements that are inconsistent with his positions with us; (ii) a reduction in his annual base salary; (iii) the termination or material reduction of certain employee benefit plans, programs or material fringe benefits other than in connection with modifications to plans that are applicable to all similarly situated officers; (iv) relocation of our offices outside of a 35-mile radius of Newtown Square, Pennsylvania; (v) a failure by us to renew his employment agreement on at least comparable terms at the close of the Initial Term or of either Extension Term; or (vi) our material breach of his employment agreement which continues for a period of 30 days after written notice. In addition, with respect to Mr. Holloway, such "good reason" also includes his removal from the board, other than for "cause," or failure to be nominated or elected to the board, other than for "cause," absent his prior written consent.

        Pursuant to his employment agreement, Mr. Holloway will receive a monthly car allowance of $1,500 and other benefits commensurate with his position, including reimbursement for the cost of tax preparation and financial planning services up to a maximum aggregate of $10,000 annually, an annual medical examination, six weeks of paid vacation annually and various other customary benefits. Pursuant to Messrs. Robinson's and DeRiggi's employment agreements, each will receive a monthly car allowance of $1,000 and other benefits as are commensurate with his position, including reimbursement for the cost of tax preparation and financial planning services up to a maximum aggregate of $10,000 annually, an annual medical examination, five weeks of paid vacation annually and various other customary benefits. Pursuant to Messrs. O'Grady's and Macchione's employment agreements, each will receive a monthly car allowance of $650 and other benefits as are commensurate with his position, including reimbursement for the cost of tax preparation and financial planning services up to a maximum aggregate of $5,000 annually, an annual medical examination, five weeks of paid vacation annually and various other customary benefits. In addition, pursuant to Mr. O'Grady's employment agreement, he was issued 40,000 restricted common shares under our Equity Incentive Plan as of his employment agreement's effective date, which shares will vest over a three-year period, with 10,000 shares to vest upon the first anniversary of the grant date, and 15,000 shares to vest upon each of the second and third anniversaries of the grant date.

        The employment agreements also provide that the executives are eligible to receive the same benefits, including medical insurance coverage and retirement plan benefits in a 401(k) plan, to the same extent as other similarly situated employees, and such other benefits as are commensurate with their position. Participation in employee benefit plans will be subject to the terms of said benefit plans as in effect from time to time.

        If the executive's employment ends due to termination by us without cause, or termination by the executive for good reason, we will be obligated to pay the following severance benefit: (i) a lump sum payment equal to (A) three times base salary and the executive's average annual bonus determined at the superior level of both corporate and individual performance for the year in which the termination in the case of Mr. Holloway, (B) with respect to Mr. Robinson, two times such amount if not in connection with a change of control and three times such amount if in connection with a change of control, and (C) with respect to Messrs. DeRiggi, O'Grady and Macchione, two times such amount determined at the superior level for both corporate and individual performance for the year in which the termination occurs (however, if an executive resigns for "good reason" upon notice of non-renewal by the Company after the second Extension Term, the multiplier will be reduced to one times such amount), (ii) a prorated amount of the incentive bonus at the superior level for individual and corporate performance for the year in which the termination occurs, and (iii) an amount equal to accrued but unpaid base salary through the date of termination plus any other compensation then due and owing. The Company will also permit the executive to continue to participate in, and will pay the premiums for, group health coverage for a period of three years following the executive's date of termination. Additionally, all of the options and restricted shares granted to the executive will become fully vested, and the executive will have a period of at least two years in which to exercise all vested options.

        If the executive's employment ends due to termination by the Company for cause, or termination by the executive without good reason, the Company will be obligated to pay the executive's accrued base salary and, with respect to a termination by the executive without good reason, any amount of accrued annual bonus, expense reimbursements and other compensation-related payments that are payable to the executive through the executive's date of termination. In addition, the executive will be entitled to exercise all vested options and will be entitled to all benefits accrued and vested under any of our employee benefit plans in which the executive participated prior to termination. Unless agreed otherwise, the executive will forfeit all unvested options and any unvested restricted shares not acquired for consideration. The Company will have the right to repurchase the executive's unvested restricted shares acquired by the executive for consideration pursuant to the terms of the Company's Equity Incentive Plan with the result that if the executive acquired unvested restricted shares for any consideration, the executive shall at most be entitled to a return of such consideration.

        If an executive's employment ends due to death or permanent disability, the Company will pay to the executive, or his estate or beneficiary, an amount equal to one times the executive's base salary and the executive's annual incentive bonus (determined at the superior level for both corporate and individual performance for the year in which the termination of employment occurs) within 10 days of the occurrence of the relevant event. Further, the executive will become vested in all options and restricted shares and the executive or the executive's personal representative will have one year from the date of the event to exercise all vested options. The Company will pay to the executive or the executive's representative any base salary, annual bonus, expense reimbursement, and all other compensation related payments payable as of the date of the relevant event. In addition, the Company will pay to the executive or the executive's representative a prorated amount of the incentive bonus at the target level for corporate and individual performance for the year in which the relevant event occurred.

        In the event of a termination of the executive's employment by the executive or by us (or our successor) for any reason other than "cause" following a change of control, the executive will become fully vested in his options and restricted shares and shall have a two-year period from his or her date of termination to exercise his or her vested options. In general terms, a change of control occurs:

  •
  if a person, entity or affiliated group (with certain exceptions) acquires more than 50% of our then outstanding voting securities;

  •
  if we merge into another entity unless the holders of our voting shares immediately prior to the merger have at least 50% of the combined voting power of the securities in the merged entity or its parent;

  •
  upon the liquidation, dissolution, sale or disposition of all or substantially all of our assets such that after that transaction the holders of our voting shares immediately prior to the transaction own less than 50% of the voting securities of the acquiror or its parent;

  •
  if our board members are elected such that a majority of the board members have been members of the board for less than two years, unless the election or nomination for the election of each new board member who was not a board member at the beginning of such two year period was approved by at least two-thirds of the board members then still in office who were board members at the beginning of such period; or

  •
  if a majority of our board votes in favor of a resolution stating that a change of control has occurred.

        With respect to Messrs. Holloway and Robinson, if payments become due as a result of a change of control and the excise tax imposed by Section 4999 of the Code applies, the terms of their employment agreements will require us to gross up the executives for the amount of this excise tax plus the amount of income and other taxes due as a result of the gross up payment.

        Each executive has agreed with the Company that (with respect to Messrs. Holloway and Robinson, for an 18-month period after termination of his employment; and with respect to Messrs. DeRiggi, O'Grady and Macchione, for a 24-month period after termination of his employment), such executive will not compete with the Company by working with or investing in, subject to certain limited exceptions noted below, any enterprise engaged in a business substantially similar to any primary segment of our business during the period of the executive's employment with the Company. The executive will not be subject to these restrictions if the Company commits a material breach of the executive's employment agreement. In addition, these restrictions will not preclude the executive from (i) making any investment in a public company or any entity in which he is the owner of 5% or less of the issued and outstanding voting securities, provided ownership does not result in his being obligated or required to devote a substantial amount of managerial efforts, (ii) engaging in charitable, academic or community activities, or in trade or professional organizations, or (iii) holding directorships in other companies consistent with our conflict of interest policies and corporate governance guidelines.

        Effective as of July 27, 2006, Mr. Robinson's employment was amended to include additional terms regarding compensation upon a change of control. A description of these amended terms is included in Part II, Item 9B. of this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

        All of the members of the Compensation Committee of the Company's Board have been determined to be independent trustees in accordance with the listing standards and corporate governance rules of the NYSE and the terms of the Company's Corporate Governance Guidelines. None of these trustees, or any of our executive officers, serves as a member of a board or any compensation committee of any entity that has one or more executive officers serving as a member of the Board of Trustees.

REPORT OF THE COMPENSATION COMMITTEE

        The Compensation Committee currently is composed of three independent trustees, Messrs. Eastwood (Chairman), Buchholz and Nayden. The Compensation Committee regularly reviews and approves executive officer compensation levels and policies. The Company completed its initial public offering in November 2004, and therefore 2005 was the first full year of operations from which the Compensation Committee could base its evaluation of the individual performance of the Company's executive officers and the corporate performance of the Company. In connection with the Company's initial public offering, the Company entered into employment agreements with its top three executive officers, Messrs. Holloway, Robinson and Coyle. Mr. Coyle resigned from his position as president of the Company's student housing division on December 31, 2005, at which time his employment agreement was terminated. As part of the separation agreement entered into between the Company and Mr. Coyle, however, the Company agreed that Mr. Coyle would be eligible to receive a bonus award relating to his employment throughout 2005, as determined in accordance with the terms of his employment agreement and the executive officer bonus program that had been previously approved by the Compensation Committee in March 2005. In addition, effective as of July 1, 2006, the Company entered into employment agreements with John DeRiggi, President of the Company's Student Housing Business and Chief Investment Officer; J. Patrick O'Grady, Executive Vice President and Chief Financial Officer; and Joseph M. Macchione, Executive Vice President, General Counsel and Secretary. Set forth below is a discussion of the compensation philosophy utilized to design appropriate forms of compensation under these employment agreements, as well as with respect to the Company's other executive officers who did not have employment agreements during 2005.

Compensation Philosophy

        The Compensation Committee believes that a well-designed compensation program should align the goals of the shareholders with the goals of the executive, and that a significant part of an executive's compensation, over the long term, should be dependent upon the value created for shareholders. Executives should be held accountable through their compensation for the performance of the Company, and compensation levels also should reflect the executive's individual performance in an effort to encourage individual contributions to the Company's performance. The compensation philosophy is designed to motivate executives to focus on operating results and create long-term shareholder value by:

  •
  establishing a plan that attracts, retains and motivates executives through compensation that is competitive with a peer group of other publicly-traded real estate investment trusts ("REITs");

  •
  linking a portion of executives' compensation to the achievement of the Company's business plan by using measurements of the Company's operating results and shareholder return; and

  •
  Building a pay-for-performance system that encourages and rewards successful initiatives within a team environment.

        The Compensation Committee believes that each of the above factors is important when determining compensation levels. In connection with the Company's initial public offering in 2004, the Company engaged an independent consulting firm in determining the appropriate salaries, bonuses and other material terms of the employment agreements with Messrs. Holloway, Robinson and Coyle, and also heavily negotiated the agreements with each of the executives and the managing underwriters for the Company's initial public offering. All executive employment agreements were effective as of November 2, 2004, the closing date of the initial public offering. A description of the employment agreements is set forth under the preceding section of Part III, Item 11. of this Annual Report on Form 10-K titled "Employment Agreements." The independent compensation consultant also prepared reports for, and submitted recommendations to, the Compensation Committee with respect to the Company's executive officers and other key employees who did not have employment agreements during 2005.

Types of Compensation

        The executive compensation policies adopted by the Compensation Committee will be structured to provide short- and long-term incentives for executive performance that promote continuing improvements in the Company's financial results and returns to shareholders. The elements of the Company's executive compensation are primarily comprised of the following, with all three elements designed to complement each other in satisfying the ultimate goal of creating long-term shareholder value:

  •
  Base salaries. Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company's long-term success, the Compensation Committee has determined that the base salaries of executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the executive officers' performance and tenure and the Company's performance relative to its peer companies within the REIT sector. The initial base salaries included in the Company's employment agreements for Messrs. Holloway, Robinson and Coyle were reviewed and recommended by an independent compensation consultant prior to completion of the Company's initial public offering in November 2004. The 2005 base salaries for the Company's other executive officers, who were not subject to employment agreements during 2005, were also reviewed and recommended by the independent compensation consultant subsequent to the Company's initial public offering. These employment agreements and the 2005 base salaries were then approved and ratified by the Compensation Committee after completion of the Company's initial public offering. Under the terms of the Company's employment agreements, the base salaries for each executive officer increases each year, at a minimum, by a multiplier based on increases in the Consumer Price Index. In addition, the Compensation Committee will increase base salaries for all executive officers based on a review of base salaries for executive officers at comparable REITs with similar market capitalizations and businesses, as well as based on the executive's performance during the prior fiscal year and the Company's operating results and financial performance. The Compensation Committee has the authority to engage its own independent compensation consultant to assist in the determination of appropriate levels of compensation for executive officers.

  •
  Annual Incentive Cash Bonus. The Company's philosophy of awarding annual cash incentive awards is designed to relate the executive's pay to the Company's performance and to reward individual contributions to the Company's performance. The Compensation Committee believes that in order to motivate key executives to achieve annual strategic business goals, executives should receive annual incentive cash bonuses for their contributions in achieving these goals.

  Under the terms of the Company's employment agreements with Messrs. Holloway, Robinson and Coyle, the Compensation Committee is required to determine within 90 days after the end of each fiscal year, a bonus policy containing relevant goals for the current fiscal year based on individual performance goals for the executives and corporate performance goals set at threshold, target, superior and outperformance levels. On March 28, 2005, the Compensation Committee approved the performance criteria that was be used to determine executive officer cash bonus awards for the year ending December 31, 2005, consistent with the terms of the Company's employment agreements with Messrs. Holloway, Robinson and Coyle. The Compensation Committee adopted a similar allocation of individual performance goals with respect to the Company's other executive officers for 2005.

    The performance criteria for 2005 for the attainment of corporate goals for all executive officers of the Company included (i) the Company's funds from operations (FFO) per share for 2005, (ii) dollar amount of student housing acquisitions for 2005, and (iii) the number of new military housing units obtained under the Company's military housing privatization projects for 2005. These three corporate performance goals were further broken down into specific threshold, target, superior and outperformance levels, and then further weighted with respect to executive officers, as follows: FFO per share—50%; student housing acquisitions—35%; and military housing unit acquisitions—15%. The individual performance goals with respect to each executive officer consisted of a number of defined responsibilities and business objectives prepared by the respective executive officer and tailored to his position within the Company.

    Actual bonuses for 2005 were determined by the Compensation Committee based on the satisfaction of the corporate and individual performance goals as described above, and were equal to a percentage of the executive officer's base salary based on the following threshold, target, superior and outperformance levels: Gary M. Holloway, Sr. (threshold—40%; target—80%; superior—120%; outperformance—200%); Bruce R. Robinson (threshold—40%, target—80%; superior—120%; outperformance—175%); Joseph M. Coyle (threshold—40%, target—80%; superior—120%; outperformance—175%); John DeRiggi (threshold—33 1/3%, target—66 2/3%; superior—100%); Bradley W. Harris (threshold—25%, target—50%; superior—75%); and Joseph M. Macchione (threshold—25%, target—50%; superior—75%). Mr. Harris was the Company's Executive Vice President and Chief Financial Officer during the fiscal year 2005, and was terminated from employment effective March 31, 2006.

    During the first quarter of 2006, the Compensation Committee evaluated whether each of the corporate and individual performance goals for the Company's executive officers had been satisfied, and on the basis of these evaluations, made final determinations of 2005 cash bonuses payable to executive officers. Notably, the Compensation Committee found that the Company exceeded its anticipated dollar value of student housing acquisitions during 2005 and met its goals with respect to the number of additional military housing units acquired during 2005. In addition, the Compensation Committee reviewed written self-assessments that were submitted by each of the Company's executive officers in connection with the evaluation of their individual performance goals for 2005. On the basis of these factors, the Compensation Committee determined that each of the Company's executive officers was eligible to receive an incentive bonus for 2005 in accordance with his specified bonus formula as described above. Despite the determination by the Compensation Committee that Messrs. Holloway and Robinson were eligible to receive 2005 bonus awards on the basis of the evaluation of their corporate and individual performance goals, Messrs. Holloway and Robinson informed the Compensation Committee that they desired to forego their 2005 bonus amounts, and, accordingly, the Compensation Committee did not award to either of them a 2005 bonus.

    The Compensation Committee believes that the Company's annual incentive bonus policies for executive officers provide a compensation package that is competitive with comparable equity REITs.

  •
  Long-Term Incentives. The Compensation Committee expects to approve a long-term incentive program for executive officers beginning with the fiscal year 2006, which would include the grant of restricted shares or other equity-based awards under the Company's Equity Incentive Plan and, possibly, equity-based grants under the Company's Deferred Compensation Plan, all to be determined by the committee. The exact number and form of equity-based awards to be granted to executive officers and other employees is expected to vary depending on the position and salary of the employee and the Company's success in delivering annual total shareholder returns that meet targets established by the Compensation Committee. The Compensation Committee expects to consult with an independent compensation consultant during 2006 in order to establish an appropriate long-term incentive program for executive officers and other key employees. Any equity-based awards granted by the Company to executive officers and other key employees are expected to be awarded at the end of the fiscal year 2006, and will be designed to link compensation to the Company's long-term common share performance and to vest over a period of time, such that the awards will encourage the employees to remain with the Company.

Chief Executive Officer Compensation for 2005

        Gary M. Holloway, Sr. served as the Company's president, chief executive officer and chairman of the Board during 2005. Mr. Holloway's employment agreement, which became effective as of November 2, 2004, set an initial annual base salary of $350,000, subject to annual increases based on a percentage increase in the Consumer Price Index, and included provision for the payment of annual incentive cash bonuses based on the attainment of corporate performance and individual performance goals as approved by the Compensation Committee, and as described above. In approving and ratifying Mr. Holloway's employment agreement subsequent to the Company's initial public offering, the Compensation Committee considered that (i) the agreement was reviewed by an independent compensation consultant, and the committee had discussed with the consultant the process and factors used by the consultant to recommend the terms of the agreement, and (ii) the agreement was highly negotiated with, and approved by, the managing underwriters in connection with the Company's initial public offering. In accordance with his employment agreement, Mr. Holloway was paid a 2005 base salary of $350,000. Also in accordance with his employment agreement, in March 2005, the Compensation Committee approved the performance criteria that were be used to determine Mr. Holloway's cash bonus award for the year ending December 31, 2005. Mr. Holloway's actual bonus for 2005 was determined by the Compensation Committee based on the satisfaction of the corporate/individual performance goals as described above under "—Annual Incentive Cash Bonus," and was equal to a percentage of Mr. Holloway's base salary based on threshold, target, superior and outperformance levels (threshold—40%; target—80%; superior—120%; outperformance—200%). During the first quarter of 2006, the Compensation Committee evaluated whether Mr. Holloway's performance goals had been satisfied. Notably, the Compensation Committee found that the Company exceeded its anticipated dollar value of student housing acquisitions during 2005 and met its goals with respect to the number of additional military housing units acquired during 2005. In addition, the Compensation Committee reviewed a written self-assessment submitted by Mr. Holloway in connection with the evaluation of his individual performance for 2005. On the basis of these factors, the Compensation Committee determined that Mr. Holloway was entitled to an incentive bonus for 2005 in accordance with his specified bonus formula. Despite the determination by the Compensation Committee that Mr. Holloway was eligible to receive a 2005 bonus award on the basis of the evaluation of his corporate and individual performance goals, Mr. Holloway informed the Compensation Committee that he desired to forego his 2005 bonus amount, and, accordingly, the Compensation Committee did not award to him a 2005 bonus.

The Compensation Committee's Conclusion

        In terms of analyzing total compensation of executive officers, the Compensation Committee considered the fact that executive officers did not receive awards under the Company's Equity Incentive Plan during 2005. The committee expects to consult with an independent compensation consultant in 2006 to establish policies with respect to the grant of equity-based awards to executive officers and other employees effective by the end of the fiscal year 2006. The Compensation Committee has reviewed all components of the chief executive officer's and other executive officers' compensation, including salary, bonus, equity and long-term incentive compensation, including the actual projected payout obligations under the severance and change-in-control provisions under the Company's employment agreements. Based on this review, the Compensation Committee finds that the executive officers' total compensation in the aggregate for 2005 was reasonable.

Federal Tax Regulations

        Section 162(m) of the Code limits the deductibility on the Company's income tax return to compensation of $1.0 million for certain executive officers unless, in general, the compensation is paid pursuant to a plan that is performance-based, nondiscretionary and has been approved by the Company's shareholders. This regulation did not apply to the Company prior to the time it became a public company in November 2004. The Compensation Committee's policy with respect to Section 162(m) since the Company's initial public offering is to make reasonable efforts to ensure that compensation is deductible to the extent permitted, while simultaneously providing the Company's executives with appropriate rewards for their performance.

        This report is provided by the following trustees, who constitute the current Compensation Committee.

                        Respectfully Submitted,
                         Compensation Committee:
                            RADM James W. Eastwood (Ret), Chairman
                            Frederick F. Buchholz
                            Denis J. Nayden

Performance Graph

        The following performance graph below compares the cumulative total return of the Company's common shares with that of the S&P 500 Index and the S&P REIT Index from October 28, 2004 (the date the Company's common shares began to trade publicly) through December 31, 2005. The performance graph assumes that a shareholder invested $100 at the close of market on October 28, 2004 in the Company's common shares and $100 invested at that same time in each of the indexes. The comparisons in this graph are provided in accordance with SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD
OCTOBER 28, 2004 TO DECEMBER 31, 2005
(GMH COMMUNITIES TRUST, S&P 500 INDEX AND THE S&P REIT INDEX)
(includes reinvestment of dividends)

		INDEXED RETURNS Years Ending
	Base Period October 28, 2004
Company/Index		December 31, 2004	December 31, 2005
GMH Communities Trust	100	118.86	139.59
S&P 500 Index	100	107.85	113.15
S&P 500 Real Estate Investment Trusts	100	108.79	122.46

        The share price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Trust specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth the beneficial ownership of common shares, as of July 31, 2006, by (i) each of the Company's trustees, (ii) each of the Company's executive officers, (iii) all of the Company's trustees and executive officers as a group and (iv) any shareholders known to the Company to be the beneficial owner of more than 5% of our common shares (based solely on information provided in Schedule 13D or 13G filings made by such beneficial owners with the SEC). The SEC has defined "beneficial" ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement or (d) the automatic termination of a trust, discretionary account or similar arrangement.

        Under the terms of the Company's Declaration of Trust, shareholders generally may not have "beneficial" or "constructive" ownership (as those terms are defined in the Declaration of Trust) of more than 7.1% of the outstanding common shares of the Company at any time. Common shares indicated as beneficially owned in the following table may not be deemed to be "beneficially" and/or constructively" owned by the shareholder under the Declaration of Trust. The Declaration of Trust provides that the Board may approve exceptions to this limitation of ownership, provided that the ownership exception would not threaten the Company's ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), and currently provides the following exceptions: (i) Mr. Holloway and persons whose share ownership would be attributed to him under the Declaration of Trust's constructive ownership provisions may own no more than 20% of the outstanding shares of the Company; (ii) Steven Roth, the chief executive officer of Vornado Realty Trust, and persons whose share ownership would be attributed to him under the Declaration of Trust's constructive ownership rules may own no more than 8.5% of the outstanding shares of the Company, and (iii) Vornado Realty, L.P., Vornado Realty Trust, and designated affiliates or permitted transferees of Vornado Realty, L.P. under the terms of a warrant issued by the Company, generally have no restriction on ownership levels in the Company (except that any person who is treated as an "individual" for purposes of the Code may not benefit from this unlimited ownership exception).

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Shares(1)
Trustees and Executive Officers
Gary M. Holloway, Sr.(2)	17,000,379(2)	20.0	%(2)
Bruce F. Robinson	1,014,305(3)	2.4
John DeRiggi	251,250(3)	*
J. Patrick O'Grady	40,000(3)	*
Joseph M. Macchione	63,700(3)	*
Frederick F. Buchholz	12,488(4)	*
RADM James W. Eastwood (Ret)	103,038(4)	*
Michael D. Fascitelli	5,552(5)	*
Steven J. Kessler	11,488(4)	*
Denis J. Nayden	41,488(4)	*
Dennis J. O'Leary	52,470(4)	*
Richard A. Silfen	12,488(4)	*
All executive officers and trustees as a group (12 persons)	18,608,646	31.1	%(6)
5% Shareholders
Cohen & Steers(7)	5,457,816	13.1
FMR Corp.(8)	4,436,698	10.7
Franklin Resources, Inc.(9)	3,416,334	8.2
Heitman Real Estate Securities LLC(10)	3,615,418	8.7
Vornado Realty Trust(5)	9,855,104	20.2

*
Less than 1%.

(1)
Based on 41,566,198 common shares outstanding as of July 31, 2006. Under the terms of the partnership agreement of the Company's operating partnership, units of limited partnership interest generally may be redeemed for cash or common shares after the units have been held for one year from the date such units are issued (unless otherwise agreed to be redeemed earlier at the discretion of the general partner of the operating partnership).

(2)
The address for Gary M. Holloway is c/o GMH Communities Trust, 10 Campus Boulevard, Newtown Square, PA 19073. The number of common shares shown as beneficially owned by Mr. Holloway includes 11,550 common shares beneficially owned by Mr. Holloway's wife, and includes common shares issuable upon redemption of 16,988,829 OP units that were beneficially owned by Mr. Holloway as of July 31, 2006. Under the terms of the partnership agreement of the Company's operating partnership, Mr. Holloway may require that his and his affiliates' units of limited partnership interest be redeemed for common shares rather than cash; provided, however, that he is limited to redeeming such units for a number of common shares equal to no more than 20% of the outstanding common shares at the time of such redemption.

(3)
The number of common shares shown as beneficially owned includes common shares issuable upon redemption of the following units of limited partnership interest beneficially owned as of July 31, 2006: Bruce F. Robinson—1,010,305 units; John DeRiggi—251,250 units; and Joseph M. Macchione—62,500 units. All of the OP units held by Messrs. Robinson, DeRiggi and Macchione had been held for more than one year as of July 31, 2006 (See Footnote 1), and therefore were redeemable for common shares within 60 days. The number of common shares shown as beneficially owned by Mr. Robinson also includes 4,000 common shares held in a trust for the benefit of his children. The number of shares shown as beneficially owned by Mr. O'Grady consists of restricted common shares issued pursuant to the Company's Equity Incentive Plan.

(4)
Number of common shares presented includes 5,806 restricted common shares issued to each of the non-employee trustees under the Company's Equity Incentive Plan. Mr. Silfen possesses shared voting and dispositive power with his spouse over 6,000 of the common shares reported as beneficially owned by him. Mr. Kessler possesses shares voting and dispositive power with his spouse over 5,000 of the common shares reported as beneficially owned by him. Admiral Eastwood's holdings include 10,000 common shares held by his spouse.

(5)
Number of common shares presented for Mr. Fascitelli includes 5,552 restricted common shares issued to him in connection with his service as a non-employee trustee under the Company's Equity Incentive Plan. The number of common shares shown with respect to Vornado Realty Trust includes: (i) the 700,000 common shares owned by Vornado Investments L.L.C., (ii) 6,666,667 units of limited partnership interest issued upon exercise of a warrant held by Vornado Realty L.P., (ii) 671,190 units of limited partnership interest issued to Vornado CCA Gainesville, L.L.C., an affiliate of Vornado Realty Trust, and (iii) 1,817,247 common shares issued to Vornado Realty L.P. on May 2, 2006, in connection with a net exercise of the remaining portion of the warrant referenced above. Vornado Investments L.L.C. is a wholly-owned subsidiary of Vornado Realty L.P., which is the operating partnership of Vornado Realty Trust. Mr. Fascitelli is a Trustee and the President of Vornado Realty Trust. Mr. Fascitelli has reported in his filings with the SEC that he disclaims beneficial ownership in the 700,000 common shares held by Vornado Investments L.L.C., the 1,817,247 common shares held by Vornado Realty L.P., and the 7,337,857 units of limited partnership interest collectively issued to Vornado Realty L.P. and Vornado CCA Gainesville, L.L.C., except to the extent he has any pecuniary interest therein. The address of Vornado Realty Trust is 888 Seventh Avenue, New York, NY 10019.

(6)
Number of common shares indicated as beneficially owned by all trustees and executive officers includes a total of 18,324,434 common shares issuable upon redemption of outstanding units of limited partnership interest held by Messrs. Holloway, Robinson, DeRiggi and Macchione. Includes full redemption of Mr. Holloway's 16,988,829 outstanding units of limited partnership interest, although he is only permitted to redeem such units for a number of common shares equal to no more than 20% of the outstanding common shares at the time of such redemption.

(7)
Based upon information contained in a Schedule 13G/A filed with the SEC reporting beneficial ownership as of February 10, 2006. The Schedule 13G was filed jointly by Cohen & Steers, Inc.

  and Cohen & Steers Capital Management, Inc. The address of the reporting persons is 757 Third Avenue, New York, New York 10017. Cohen and Steers, Inc. and Cohen & Steers Capital Management, Inc. possessed sole voting power over 5,188,416 and sole dispositive power over 5,457,816 shares.

(8)
Based upon information contained in a Schedule 13G filed with the SEC reporting beneficial ownership as of February 14, 2006. The Schedule 13G was filed jointly by FMR Corp. and Edward C. Johnson 3d. The address of the reporting person is 82 Devonshire Street, Boston, Massachusetts 02109. The Schedule 13G discloses the following regarding power to vote and dispose of the common shares: Fidelity Management & Research Company ("Fidelity"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 4,163,298 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Real Estate Invest Portfolio, amounted to 2,490,700 shares or 6.274% of the common shares outstanding. Real Estate Invest Portfolio has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 4,163,298 common shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Fidelity Management Trust Company, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 218,400 shares or 0.550% of the common shares as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 218,400 shares and sole power to vote or to direct the voting of 218,400 shares of common shares owned by the institutional account(s) as reported above. Fidelity International Limited ("FIL"), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL, which is a qualified institution under section 240.13d-1(b)(1) pursuant to an SEC No-Action letter dated October 5, 2000, is the beneficial owner of 55,000 shares or 0.139% of the common shares. A partnership controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR Corp. and FIL, or trusts for their benefit, owns shares of FIL voting stock with the right to cast approximately 38% of the total votes which may be cast by all holders of FIL voting stock. FMR Corp. and FIL are separate and independent corporate entities, and their Boards of Directors are generally composed of different individuals.

(9)
Based upon information contained in a Schedule 13G/A filed with the SEC reporting beneficial ownership as of February 13, 2006. The address of the reporting persons is One Franklin Parkway, San Mateo, CA 94403. The Schedule 13G was filed jointly by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. Franklin Advisers, Inc. possessed sole voting and dispositive power over 3,400,000 shares, Franklin Templeton Portfolio Advisers, Inc.

  possessed sole voting and dispositive power over 16,334 shares, and Franklin Resources, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. did not possess sole voting or dispositive power over any shares.

(10)
Based upon information contained in a Schedule 13G/A filed with the SEC reporting beneficial ownership as of February 6, 2006. The address of the reporting person is Heitman Real Estate Securities, LLC, 191 North Wacker Drive, Suite 2,500, Chicago, Illinois 60606. Heitman Real Estate Securities LLC serves as sub-investment adviser to the Old Mutual Advisor Funds II Old Mutual Heitman REIT Fund, the Penn Series Funds, Inc. REIT Fund, the Old Mutual Advisor Funds OM Asset Allocation Balanced Portfolio, the Old Mutual Advisor Funds OM Asset Allocation Moderate Growth Portfolio, the Old Mutual Advisor Funds OM Asset Allocation Growth Portfolio, the Russell Investment Funds Real Estate Securities Fund and the Frank Russell Investment Company Real Estate Securities Fund, all registered investment companies, and as investment adviser to 4,271 separate account clients. The Old Mutual Advisor Funds II Old Mutual Heitman REIT Fund, the Penn Series Funds, Inc. REIT Fund, the Old Mutual Advisor Funds OM Asset Allocation Balanced Portfolio, the Old Mutual Advisor Funds OM Asset Allocation Moderate Growth Portfolio, the Old Mutual Advisor Funds OM Asset Allocation Growth Portfolio, the Russell Investment Funds Real Estate Securities Fund and the Frank Russell Investment Company Real Estate Securities Fund and 4,271 separate account clients have given dispositive power to Heitman Real Estate Securities LLC the right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of 3,615,418 shares, 9.11% of this issuer.

Equity Incentive Plan Information

        The following table gives information about the Company's common shares that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of December 31, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Warrants, Options and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	—	$—	1,970,238
Equity compensation plans not approved by shareholders	—	—	—

Total	—	$—	1,970,238

(1)
Relates to the Company's Equity Incentive Plan. The plan was approved in October 2004 by the sole shareholder of the Company prior to completion of the Company's initial public offering. As of the date of the filing of this report, an aggregate of 42,962 restricted common shares had been granted to non-employee trustees under the Company's Equity Incentive Plan, and 40,000 restricted common shares had been granted to an executive officer of the Company.

Item 13. Certain Relationships and Related Transactions.

        From time to time, the Company may acquire, manage or develop properties in which its trustees or executive officers have an interest. The Company may recruit other persons with experience in the student or military housing industries to join its board or management team who have financial interests in housing properties the Company intends to acquire, develop or manage. In transactions of this nature, there will be conflicts between the Company's interests and the interest of the trustee or executive officer involved, and the Company does not intend to engage in these transactions without the approval of a majority of our independent disinterested trustees.

Related Party Management and Other Services

        In the ordinary course of the Company's business operations, the Company has on-going business relationships with Gary M. Holloway, Sr., entities affiliated with Mr. Holloway, and entities in which Mr. Holloway or the Company has an equity investment. These relationships and related transactions are summarized below.

        In connection with the Company's initial public offering, Mr. Holloway, and various entities wholly-owned by Mr. Holloway, entered into a Contribution Agreement, dated October 18, 2004, with GMH Communities, LP, the Company's operating partnership. Pursuant to the Contribution Agreement, Mr. Holloway contributed to the operating partnership all of the partnership interests of GH 353 Associates, L.P., which entity's sole asset was the corporate headquarters building located in Newtown Township, Pennsylvania. The Commonwealth of Pennsylvania and Newtown Township each impose a 1% transfer tax on the transfer of these partnership interests. Mr. Holloway paid the Company approximately $61,000 as reimbursement for one-half of the aggregate transfer tax that was originally paid by the Company to the Commonwealth and Township in connection with transfer tax assessed against the transfer of the partnership interests. The amount paid by Mr. Holloway to the Company was recorded as a reduction to corporate assets on the Company's balance sheet as of December 31, 2005.

        Since completion of the Company's initial public offering, the Company and certain of its employees have continued to provide services for entities that are wholly-owned or controlled by Mr. Holloway, which services include legal, IT, human resources, payroll, accounting, marketing, and costs for office equipment and furniture. These entities reimbursed the Company for these services provided during the fiscal year 2005, which totaled approximately $0.4 million.

        The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway, including GMH Capital Partners, LP, an entity that provides property management services for office, retail, industrial, multi-family and corporate properties, as well as acquisition and disposition services. During the fiscal year 2005, these entities paid an aggregate of approximately $0.2 million for the lease of space in the Company's corporate headquarters.

        The Company provided property management consulting services to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Mr. Holloway, in connection with property management services that GMH Capital Partners Asset Services, LP performed during the year ended December 31, 2005 relating to five student housing properties containing a total of 1,361 beds. The Company earned consulting fees equal to 80% of the net management fees that GMH Capital Partners Asset Services, LP earned for providing the property management services. For the year ended December 31, 2005, such fees totaled $0.3 million.

        Through March 31, 2005, the Company earned management fees from properties in which Mr. Holloway was an investor. During the year ended December 31, 2005, such income totaled $0.2 million.

        The Company is reimbursed by the joint ventures relating to certain of its military housing projects in which the Company has an ownership interest, as well as student housing properties under the Company's management in which Mr. Holloway was an investor through March 2005, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. During the year ended December 31, 2005, such expense reimbursements relating to these military housing projects and student housing properties totaled $57.9 million.

        Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which the Company has purchased title insurance with respect to student housing properties and military housing projects during 2005. In connection with the Company's purchase of title insurance for these student housing properties and projects, the Company paid premiums to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title companies paid to Bryn Mawr Abstract $0.3 million during the year ended December 31, 2005 for the provision of title abstract services.

        Mr. Holloway owns GMH Capital Partners Commercial Realty LP, an entity that provides real estate consulting and brokerage services for real estate transactions. During the year ended December 31, 2005, GMH Capital Partners Commercial Realty LP received aggregate commissions of $0.3 million from the sellers of two student housing properties that the Company purchased.

        In February 2005, the Company transferred its interest in Corporate Flight Services, LLC, including the corporate aircraft and associated debt initially contributed to the Company's operating partnership at the time of the Company's initial public offering, back to Mr. Holloway. Corporate Flight Services, LLC had a net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer to Mr. Holloway, on the date it was transferred back to Mr. Holloway. During the year ended December 31, 2005, the Company paid Corporate Flight Services, LLC $290,000 for use of the aircraft owned by Corporate Flight Services, LLC.

        Mr. Holloway and three other employees of the Company, including two executive officers of the Company during 2005 (Messrs. Robinson and Coyle), and an employee of an entity owned by Mr. Holloway, held an ownership interest in two properties (State College Park and Nittany Crossing, both of which are located in State College, Pennsylvania) that were acquired during the first quarter of 2005 for a total purchase price of $38.2 million. The Company paid $36.5 million in cash to investors in the selling entity not affiliated with the Company and issued a total of 141,549 units of limited partnership interest in the Company's operating partnership to Mr. Holloway and these individuals with an aggregate fair value of $1.7 million in connection with the purchase. The fair value of the limited partnership units was based on the closing price of the Company's common shares on the acquisition date. Mr. Holloway, Mr. Robinson and Mr. Coyle individually received 129,536 units, 7,388 units and 3,185 units, respectively.

Loans from General Electric Capital Corporation

        During the fiscal year 2005, Denis J. Nayden, one of the Company's trustees, served as a consultant to General Electric Company, which is the parent company of General Electric Capital Corporation. As of December 31, 2005, the Company had incurred from General Electric Capital Corporation indebtedness in an aggregate amount of $256.9 million secured by properties or other assets that the Company owned.

Item 14. Principal Accountant Fees and Services.

INDEPENDENT AUDITORS AND AUDITOR FEES

        Ernst & Young LLP has served as the Company's independent public accountants, and principal registered public accounting firm, since we were formed in May 2004, and served in such capacity during 2005. During 2005, Ernst & Young LLP performed certain non-audit services for the Company. The Audit Committee has considered whether the provision of these non-audit services is compatible with maintaining the accountants' independence. The Audit Committee discussed these services with representatives of Ernst & Young LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as by the American Institute of Certified Public Accountants.

        The following table presents the aggregate fees billed by Ernst & Young LLP for the most recent fiscal years ended December 31, 2004 and 2005:

	2004	2005
Audit Fees(1)	$2,572,560	$3,334,718
Audit-Related Fees(2)	33,395	$160,000
Tax Fees(3)	$232,078	$273,099
All Other Fees	-0-	-0-

Total fees	$2,838,033	$3,767,817

(1)
Fees for audit services in 2004 and 2005 related to (i) audits of our annual financial statements and all related financial statements required to be audited pursuant to regulatory filings, including student housing property and/or portfolio acquisitions, (ii) reviews of unaudited quarterly financial statements, and (iii) services related to the issuance of comfort letters, consents and other services related to SEC matters.

(2)
Fees for audit-related services billed in 2004 and 2005 included military housing joint venture audits and financial accounting and reporting consultations in connection with the Company's student housing acquisitions.

(3)
Fees for tax services relating to tax compliance services and tax planning and advice services, including preparation of tax returns for the fiscal years ended December 31, 2004 and December 31, 2005.

        The Audit Committee has pre-approved certain specific audit and non-audit services to be provided to the Company by the independent auditors during 2006, based on a pre-approved maximum dollar amount per service and maximum quarterly threshold for each service. In connection with this pre-approval process, the independent auditors provided the Audit Committee with a list that described in reasonable detail the services expected to be performed by the independent auditor during 2006. Any request for services not contemplated by this list must be submitted to the Audit Committee for specific pre-approval and the provision of such services cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. All audit, audit-related, tax and other services were pre-approved by the Audit Committee.

        The Company expects that a representative from Ernst & Young LLP will attend the 2006 Annual Meeting. Such representative will have an opportunity to make a statement, if he or she desires, and will be available to respond to appropriate questions from shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
Financial Statements.

The consolidated and combined financial statements of GMH Communities Trust and the GMH Predecessor Entities for the year ended December 31, 2005 are included in Part II, Item 8 of this report.

(b)
Exhibits Required by Item 601 of Regulation S-K.

Exhibit	Description of Document
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
3.2	Bylaws of the Registrant (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
3.3	Second Amended and Restated Agreement of Limited Partnership of GMH Communities, LP (Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004).
10.1	Contribution Agreement, dated July 27, 2004, by and among GMH Communities, LP, GMH Communities GP, LLC and GMH LP LLC. (Incorporated by reference from the Registrant's Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 11, 2004, as amended (File No. 333-116343)).
10.2	Warrant, dated July 27, 2004, as amended on October 28, 2004, issued to Vornado Realty LP, by GMH Communities Trust and GMH Communities, LP. (Incorporated by reference from the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 29, 2004).
10.3*	Employment Agreement by and between the Registrant and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
10.4*	Employment Agreement by and between the Registrant and Joseph M. Coyle (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
10.5*	Employment Agreement by and between the Registrant and Bruce F. Robinson (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
10.6*	Employment Agreement by and between the Registrant and John DeRiggi. (Filed herewith).
10.7*	Employment Agreement by and between the Registrant and Joseph M. Macchione (Filed herewith).
10.8*	Employment Agreement by and between the Registrant and J. Patrick O'Grady (Filed herewith).
10.9*	GMH Communities Trust Deferred Compensation Plan (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).
10.10*	GMH Communities Trust Equity Incentive Plan (Incorporated by reference from the Registrant's Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).

10.11	Credit Agreement dated as of November 8, 2004, among GMH Communities, LP, a Delaware limited partnership, the Registrant, each Subsidiary of the Trust that becomes a borrower, each lender, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2004).
10.12	First Amendment of Credit Agreement, dated as of November 23, 2004, among GMH Communities, LP, a Delaware limited partnership, the Registrant, each Subsidiary of the Trust that becomes a borrower, Bank of America, N.A., as a Lender, as Administrative Agent, Swing Line Lender and L/C Issuer and the following Lenders: Eurohypo AG, New York Branch, JPMorgan Chase Bank, Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, Morgan Stanley Bank, and Bank Midwest ((Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004).
10.13	Guaranty Agreement, dated as of November 8, 2004, by the Registrant, for the benefit of Bank of America, N.A., a national banking association, as Administrative Agent, and Lenders together with their respective successors and assigns (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2004).
10.14	Contribution Agreement, effective as of October 18, 2004, by and among GMH Communities, LP, Corporate Flight Services, Inc., GH 353 Associates, Inc., LVWD, Ltd., GMH Capital Partners Asset Services, LP and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant's Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 26, 2004, as amended (File No. 333-116343)).
10.15	Form of Restricted Common Shares Award Agreement for Non-Employee Trustees (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 5, 2005 (File No. 333-121853)).
10.16	Form of Restricted Common Shares Award Agreement for Employees pursuant to the GMH Communities Trust Equity Incentive Plan (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 5, 2005 (File No. 333-121853)).
10.17	Membership Interest Purchase Agreement, effective as of February 28, 2005, by and between GMH Military Housing, LLC and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2005).
10.18	Agreement of Sale, dated as of March 22, 2005, by and among Whitehall Street Real Estate Limited Partnership IX, Bridge Street Real Estate Fund 1998, L.P., W9/JP-M Gen-Par Inc., Stone Street W9/JP-M Corp., Stone Street Real Estate Fund 1998, L.P., GHJP, Inc., Nittany Crossing Intermediate, LLC and GMH Communities, LP, and the individuals as signatories thereto (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005).
10.19	Agreement of Sale, dated as of March 22, 2005, by and among Whitehall V-S Real Estate Limited Partnership V, Stone Street GMH-S Corp., Stone Street Real Estate Fund 1996, L.P., Bridge Street Real Estate Fund 1996, L.P., State College Park Intermediate, LLC and GMH Communities, LP, and the individuals as signatories thereto (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005).

10.20	Contribution Agreement, dated as of March 22, 2005, by and among GMH Communities, LP and Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Denise Hubley and Robert DiGiuseppe (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005).
10.21	Contribution Agreement, dated as of March 22, 2005, by and among GMH Communities, LP and Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Denise Hubley and Robert DiGiuseppe (Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005).
10.22	Aircraft Lease Agreement, effective as of August 11, 2005, by and among Corporate Flight Services, LLC, College Park Management, LLC, GMH Military Housing Management, LLC and GMH Communities, LP (Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 14, 2005).
10.23	Second Amendment and Waiver to Credit Agreement, dated August 10, 2005, by and among GMH Communities, LP, GMH Communities Trust ("Trust"), each subsidiary of the Trust that becomes a borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the following lenders: Eurohypo AG, New York Branch, JPMorgan Chase Bank, Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, Morgan Stanley Bank, and Bank Midwest. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 12, 2005).
10.24	Full Service Lease, dated November 2, 2004, by and among 353 Associates; GMH Capital Partners Commercial Realty Services, LP; GMH Capital Partners Asset Services, LP; GMH Philadelphia Barrage, LLC; GMH Construction Company, Inc. and GMH Associates, Inc. (Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 14, 2005).
10.25	First Amendment to Lease, effective as of November 1, 2005, by and among 353 Associates, L.P., GMH Capital Partners Commercial Realty Services, LP, GMH Capital Partners Asset Services, LP, GMH Philadelphia Barrage, LLC, GMH Construction Company, Inc. and GMH Associates, Inc. (Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 14, 2005).
10.26	Full Service Lease, effective as of November 2, 2004, by and between 353 Associates, L.P. and GMH Military Housing, LLC. (Filed herewith).
10.27	Full Service Lease, effective as of November 2, 2004, by and between 353 Associates, L.P. and GMH Communities, LP. (Filed herewith).
10.28	Confidential Separation Agreement and General Release, as of December 31, 2005, by and between GMH Communities Trust and Joseph M. Coyle. (Filed herewith).
10.29	Consulting Agreement, as of January 1, 2006, by and between GMH Communities Trust and Joseph M. Coyle d/b/a Joseph M. Coyle Enterprises, Inc. (Filed herewith).
10.30*	First Amendment to Employment Agreement, dated as of July 23, 2006, by and between GMH Communities Trust and Bruce F. Robinson. (Filed herewith).
21.1	Subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of Ernst & Young LLP. (Filed herewith).

31.1	Certifications of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith)
31.2	Certifications of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
32.1	Certifications of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certifications of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*
Management contract or compensatory agreement.

(c)
Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

GMH Communities Trust
Schedule III—Real Estate and Accumulated Depreciation
(dollars in thousands)

					Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period December 31, 2005(4)
Property Name	Address	Location	# of Beds	Encumbrances at 31-Dec-05	Land	Buildings and Furniture	Land	Buildings and Furniture	Land	Buildings and Furniture	Total	Accumulated Depreciation	Date of Construction	Year Acquired	Depreciable Life, in years
Investments in student housing properties
University Crescent	4500 Burbank Drive	Baton Rouge, LA	660	$16,049	$1,562	$19,052	$—	$75	$1,562	$19,126	$20,688	$(784)	1999	2004	(2)
University Greens	2900 Oak Tree Avenue	Norman, OK	516	7,889	947	11,588	—	133	947	11,721	12,668	(488)	1999	2004	(2)
University Heights	1319 Knotty Pine Way	Knoxville, TN	636	12,257	1,122	13,689	—	130	1,122	13,819	14,941	(566)	1999	2004	(2)
University Lodge	2024 Binford Street	Laramie, WY	481	10,802	925	11,931	—	43	925	11,974	12,899	(492)	2002	2004	(2)
University Pines	122 Lanier Drive	Statesboro, GA	552	12,799	1,210	13,974	—	96	1,210	14,070	15,280	(575)	2001	2004	(2)
University Trails	2210 Main Street	Lubbock, TX	684	15,725	5,921	19,993	—	169	5,921	20,162	26,084	(849)	2003	2004	(2)
University Court	4915 Belle Chase Boulevard	East Lansing, MI	516	14,002	1,081	15,057	—	12	1,081	15,069	16,150	(616)	2001	2004	(2)
University Estates	4500 W. Bethel Avenue	Muncie, IN	552	10,361	752	11,686	—	96	752	11,782	12,533	(482)	2001	2004	(2)
University Gables	2827 S. Rutherford Boulevard	Murfreesboro, TN	648	16,134	778	17,528	—	47	778	17,575	18,353	(716)	2001	2004	(2)
University Glades	3443 Southwest 39th Boulevard	Gainesville, FL	432	10,513	1,134	10,465	—	148	1,134	10,613	11,747	(439)	2000	2004	(2)
University Manor	3535 E. 10th Street	Greenville, NC	600	14,778	1,615	16,042	—	28	1,615	16,070	17,684	(660)	2002	2004	(2)
University Mills	2124 W. 27th Street	Cedar Falls, IA	481	9,130	1,313	11,556	—	32	1,313	11,587	12,901	(478)	2002	2004	(2)
University Place	100 Wahoo Way	Charlottesville, VA	528	14,001	1,387	16,838	—	34	1,387	16,872	18,259	(689)	2003	2004	(2)
Collegiate Hall	500 Palisades Drive	Birmingham, AL	528	9,908	1,369	14,380	—	72	1,369	14,453	15,821	(593)	2001	2004	(2)
Campus Club—Statesboro	211 Lanier Drive	Statesboro, GA	984	18,811	2,089	28,429	—	52	2,089	28,481	30,570	(1,116)	2003	2004	(2)
Campus Edge	105 Doleac Drive	Hattiesburg, MS	552	9,662	1,592	14,005	—	139	1,592	14,143	15,735	(473)	2003	2004	(2)
Campus Connection(1)	1601 North Linclon Avenue	Urbana, IL	864	14,193	2,248	20,388	—	124	2,248	20,512	22,760	(733)	1998	2004	(2)
University Fields	200 Curtis Street	Savoy, IL	588	—	1,319	17,061	—	45	1,319	17,106	18,425	(566)	1999	2004	(2)
University Oaks	21 National Guard Rd	Columbia, SC	662	—	1,734	23,442	—	51	1,734	23,493	25,227	(776)	2004	2004	(2)
University Pointe	2323 Glenna Goodacre Blvd.	Lubbock, TX	682	21,300	5,929	23,442	—	128	5,929	23,569	29,498	(796)	2004	2004	(2)
Chapel Ridge	101 Legacy Terrace	Chapel Hill, NC	544	16,180	1,748	24,490	—	93	1,748	24,583	26,331	(880)	2003	2004	(2)
University Centre	5200 Croyden Avenue	Kalamazoo, MI	700	—	1,599	24,585	—	120	1,599	24,705	26,304	(817)	2004	2004	(2)
The Summit	1801 Monks Avenue	Mankato, MN	672	—	1,291	22,151	—	50	1,291	22,201	23,493	(732)	2003	2004	(2)
University Highlands	2800 Enterprise Blvd	Reno, NV	732	—	4,744	27,759	—	71	4,744	27,830	32,574	(923)	2004	2004	(2)
University Uptown	2601 West Oak	Denton, TX	528	—	2,574	19,617	—	37	2,574	19,654	22,227	(655)	2004	2004	(2)
Grand Marc at University Village	3549 Iowa Avenue	Riverside, CA	824	42,091	—	54,655	—	115	—	54,771	54,771	(1,795)	2001	2004	(2)
The Verge	6730 4th Avenue	Sacramento, CA	792	31,400	3,894	47,369	—	58	3,894	47,426	51,320	(1,139)	2004	2005	(2)

					Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period December 31, 2005(4)
Property Name	Address	Location	# of Beds	Encumbrances at 31-Dec-05	Land	Buildings and Furniture	Land	Buildings and Furniture	Land	Buildings and Furniture	Total	Accumulated Depreciation	Date of Construction		Year Acquired	Depreciable Life, in years
Investments in student housing properties
WillowTree Apartments	1819 Willowtree Lane	Ann Arbor, MI	572	15,846	1,843	22,438	—	163	1,843	22,601	24,444	(655)	1967-1968		2005	(2)
WillowTree Towers	1819 Willowtree Lane	Ann Arbor, MI	283	7,753	875	10,661	—	21	875	10,682	11,558	(309)	1974		2005	(2)
Campus Walk	401 Hathorn Road	Oxford, MS	432	8,133	1,469	11,758	—	101	1,469	11,859	13,328	(383)	2001		2004	(2)
Pirate's Cove	3305 East 10th Street	Greenville, NC	1,056	21,408	2,243	28,595	—	79	2,243	28,674	30,916	(902)	2000		2004	(2)
University Walk	1205 University Walk Circle	Charlotte, NC	480	10,779	1,004	14,276	—	54	1,004	14,330	15,334	(448)	2002		2004	(2)
Campus Club—Gainesville	4000 S.W. 37th Boulevard	Gainesville, FL	924	19,240	1,479	26,953	—	110	1,479	27,063	28,542	(919)	1997		2004	(2)
The Enclave	706 Napolean Road	Bowling Green, OH	480	10,188	1,144	12,423	—	69	1,144	12,491	13,636	(273)	2002		2005	(2)
The Ridge	350 Wedgewood Drive	Morgantown, WV	644	15,550	1,828	20,435	—	37	1,828	20,471	22,300	(444)	2002		2005	(2)
The View	301 West Charleston Street	Lincoln, NE	588	9,160	822	11,119	—	150	822	11,269	12,091	(274)	2003		2005	(2)
State College Park	348 Blue Course Drive	State College, PA	752	11,759	1,456	17,669	—	96	1,456	17,765	19,221	(387)	1991		2005	(2)
Nittany Crossing	601 Vairo Boulevard	State College, PA	684	11,830	1,450	17,604	—	107	1,450	17,711	19,162	(386)	1996		2005	(2)
Grand Marc at Seven Corners	1849 Washington Avenue South	Minneapolis, MN	370	18,992	3,616	24,276	—	29	3,616	24,305	27,921	(529)	2000		2005	(2)
Campus Edge I	1300 Varsity Lane	Charlotte, NC	384	10,118	1,205	14,650	—	24	1,205	14,675	15,880	(246)	1998		2005	(2)
Campus Edge II	1300 Varsity Lane	Charlotte, NC	336	4,456	508	6,823	—	1	508	6,824	7,332	(115)	1999		2005	(2)
Chapel View	2701 Homestead Road	Chapel Hill, NC	358	9,690	2,510	12,584	—	20	2,510	12,604	15,114	(185)	1986		2005	(2)
Campus Ridge Apartments	1301 Seminole Drive	Johnson City, TN	528	6,794	693	8,393	—	45	693	8,438	9,131	(123)	2000		2005	(2)
Southview Apartments	1068-N Lois Lane	Harrisonburg, VA	960	18,918	1,668	28,007	—	115	1,668	28,122	29,790	(405)	1996-1998		2005	(2)
Stonegate Apartments	1820 Putter Court	Harrisonburg, VA	672	14,264	1,271	21,136	—	56	1,271	21,192	22,463	(305)	1999-2000		2005	(2)
The Commons	869 Port Republic Road	Harrisonburg, VA	528	6,627	773	12,477	—	107	773	12,583	13,356	(155)	1991		2005	(2)
University Crossing	2215 College Avenue	Manhattan, KS	700	11,433	1,148	17,033	—	82	1,148	17,115	18,263	(247)	1997		2005	(2)
Seminole Suites	2421 Jackson Bluff Road	Tallahasee, FL	924	20,400	2,589	30,359	—	51	2,589	30,410	32,999	(366)	2004		2005	(2)
Blanton Commons	1505 Lankford Drive	Valdosta, GA	596	—	1,885	22,961	—	3	1,885	22,969	24,852	(221)	2005		2005	(2)
The Towers at Third	302 East John Street	Champaign, IL	289	14,491	4,589	18,338	—	69	4,589	18,406	22,996	(183)	1973		2005	(2)
Campus Walk—UNCW	455 Racine Drive	Wilmington, NC	290	6,700	1,812	8,432	—	16	1,812	8,448	10,260	(82)	1990		2005	(2)
University Crossing (Conrail)	3175 JFK Boulevard	Philadelphia, PA	1,026	36,253	10,850	49,374	—	184	10,850	49,559	60,408	(362)	1929/2003	(6)	2005	(2)
University Meadows	4310 Sterling Way	Mount Pleasant, MI	616	9,633	639	13,261	—	35	639	13,296	13,935	(95)	2001		2005	(2)
Pegasus Connection	11841 Jefferson Commons Circle	Orlando, FL	930	29,913	4,596	43,762	—	325	4,596	44,087	48,683	(212)	2000		2005	(2)
Orchard Trails	105 Park Street	Orono, ME	—	3,756	1,812	—	—	—	1,812	—	1,812	—	2005-2006		2005	(3)
The Enclave Phase II	Napolean Road	Bowling Green, OH	—	—	980	—	—	—	980	—	980	—	2005-2006		2005	(3)
Contruction in process	Various	Various	—	—	—	—	—	18,305	—	—	18,305	—

Total investments in student housing properties			33,340	$692,069	$110,634	$1,076,969	$—	$22,652	$110,634	$1,081,316	$1,210,255	$(29,039)
Corporate assets
Corporate headquarters(5)	10 Campus Boulevard	Newtown Square, PA	—	—	2,096	4,874		(61)	2,096	4,813	6,909	(164)	2000		2004	(2)

Total investment in real estate and corporate assets			33,340	$692,069	$112,730	$1,081,843	$—	$22,591	$112,730	$1,086,129	$1,217,164	$(29,203)

GMH Communities Trust
Schedule III—Real Estate and Accumulated Depreciation
(dollars in thousands)

Summary of Real Estate and Accumulated Depreciation Activity:

	2005	2004
Balance beginning of period	$645,605	$6,970
Additions during the period:
Acquisitions	549,139	638,464
Improvements	4,115	171
Construction in progress	18,305	—
Write off fully depreciated assets	—	—
Dispositions	—	—

Balance at close of period	$1,217,164	$645,605

Balance beginning of period	3,928	—
Depreciation expense	25,275	3,928
Write off fully depreciated assets	—	—
Dispositions	—	—

Balance at close of period	$29,203	$3,928

Notes:

(1)
Includes an undeveloped parcel of land.

(2)
Depreciation is computed based on the following estimated lives:

Land	No depreciation
Buildings	40 years
Building Improvements	3-10 years
Furniture, Fixtures and Equipment	3-5 years
(3)
This property was under development as of December 31, 2005.

(4)
At December 31, 2005, the aggregate net carrying amount for land and buildings and improvements for federal income tax reporting was approximately $1,113.9.

(5)
Includes land and building as reported in our Corporate Segment. This balance excludes certain technology equipment, furniture and other capital assets that are non real estate related.

(6)
Built—1929/Renovated—2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2006	GMH COMMUNITIES TRUST
/s/ GARY. M. HOLLOWAY Gary M. Holloway, Sr. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY. M. HOLLOWAY Gary M. Holloway, Sr.	President, Chief Executive Officer and Chairman of our Board of Trustees (Principal Executive Officer)	July 31, 2006
/s/ BRUCE F. ROBINSON Bruce F. Robinson	President of Military Housing Business and Trustee	July 31, 2006
/s/ DENNIS J. O'LEARY Dennis J. O'Leary	Trustee and Executive Vice President (Principal Financial Officer)	July 31, 2006
/s/ FREDERICK F. BUCHHOLZ Frederick F. Buchholz	Trustee	July 31, 2006
/s/ RADM JAMES W. EASTWOOD (Ret) RADM James W. Eastwood (Ret)	Trustee	July 31, 2006
/s/ MICHAEL D. FASCITELLI Michael D. Fascitelli	Trustee	July 31, 2006
/s/ STEVEN J. KESSLER Steven J. Kessler	Trustee	July 31, 2006
/s/ DENIS J. NAYDEN Denis J. Nayden	Trustee	July 31, 2006
/s/ RICHARD A. SILFEN Richard A. Silfen	Trustee	July 31, 2006

QuickLinks

GMH COMMUNITIES TRUST INDEX TO FORM 10-K
Cautionary Note Regarding Forward-Looking Statements
PART I
  Item 1. Business
Military Housing Privatization Projects in Operation as of July 21, 2006
Profile of Major Competitors
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
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
  Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
GMH COMMUNITIES TRUST CONSOLIDATED BALANCE SHEETS (in thousands, except par value and number of shares)
GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (in thousands, except per share information)
GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES CONSOLIDATED AND COMBINED STATEMENTS OF BENEFICIARIES' AND OWNER'S EQUITY (in thousands, except number of shares and per share information)
GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (in thousands)
GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES Notes to Consolidated and Combined Financial Statements December 31, 2005
  Item 9. Changes in and Disagreements with accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
Summary Compensation Table
REPORT OF THE COMPENSATION COMMITTEE
COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD OCTOBER 28, 2004 TO DECEMBER 31, 2005 (GMH COMMUNITIES TRUST, S&P 500 INDEX AND THE S&P REIT INDEX) (includes reinvestment of dividends)
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
INDEPENDENT AUDITORS AND AUDITOR FEES
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
GMH Communities Trust Schedule III—Real Estate and Accumulated Depreciation (dollars in thousands)
SIGNATURES