Form 10-Q
period 2006-06-30
GMH Communities Trust
filed 2006-08-07
CIK 1293200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-32290

GMH COMMUNITIES TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	201181390
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

10 Campus Boulevard, Newtown Square, PA	19073
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (610) 355-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.      (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On August 4, 2006, 41,566,198 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

GMH COMMUNITIES TRUST
INDEX TO FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, operating or financial performance, strategic plans and objectives, or regulatory or competitive environments. Statements regarding the following subjects are forward-looking by their nature:

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our management’s current expectations include, but are not limited to:

•      the factors referenced in the sections of our Annual Report of Form 10-K for the year ended December 31, 2005 titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•      changes in our business strategy, including acquisition and development activities;

•      availability, terms and deployment of capital, including equity and debt financing;

•      availability of qualified and/or sufficient personnel, including, but not limited, within our finance and accounting staff;

•      failure to effectively remediate existing material weaknesses and significant deficiencies in our disclosure controls and internal controls over financial reporting, including through the implementation of such measures as discussed in the section of our Annual Report on Form

ii

10-K for the year ended December 31, 2005 titled “Controls and Procedures” under Item 9A, or failure to identify additional material weaknesses and significant deficiencies in our disclosure controls and internal controls over financial reporting that could occur in the future;

•      the adverse effects of pending litigation or any investigation of the Company by the United States Securities and Exchange Commission, or SEC;

•      unanticipated costs associated with the acquisition and integration of our student housing property acquisitions and development projects, and military housing privatization projects;

•      the effects of military base realignment and closures or deployments on installations covered by our military housing privatization projects;

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

•      failure to lease unoccupied space in accordance with management’s projections;

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

iii

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GMH COMMUNITIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Real estate investments:
Student housing properties	$1,305,636	$1,210,255
Accumulated depreciation	37,521	29,039
	1,268,115	1,181,216
Corporate assets:
Corporate assets	8,597	8,178
Accumulated depreciation	652	565
	7,945	7,613
Cash and cash equivalents	9,628	2,240
Restricted cash	13,355	11,625
Accounts and other receivables, net:
Related party	18,157	19,191
Third party	3,061	2,925
Investments in military housing projects	38,638	37,828
Deferred contracts costs	1,677	1,063
Deferred financing costs, net	4,113	4,088
Lease intangibles, net	2,435	3,201
Deposits	1,972	2,856
Other assets	4,300	4,105
Total assets	$1,373,396	$1,277,951
LIABILITIES AND BENEFICIARIES’ EQUITY
Notes payable	$760,338	$692,069
Line of credit	75,000	36,000
Accounts payable	4,306	5,566
Accrued expenses	22,930	21,253
Dividends and distributions payable	16,227	16,227
Other liabilities	23,282	21,337
Total liabilities	902,083	792,452
Minority interest	182,347	188,633
Commitments and contingencies (Note 9)	—	—
Beneficiaries’ equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 39,699,843 issued and outstanding at March 31, 2006 and December 31, 2005	40	40
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	325,127	325,455
Unearned share compensation	—	(320)
Cumulative earnings	7,450	6,310
Cumulative dividends	(43,651)	(34,619)
Total beneficiaries’ equity	288,966	296,866
Total liabilities and beneficiaries’ equity	$1,373,396	$1,277,951

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share information)

	Three Months Ended March 31,
	2006	2005
		(Restated)
Revenue:
Rent and other property income	$44,037	$25,841
Expense reimbursements:
Related party	13,380	8,087
Third party	1,336	1,274
Management fees:
Related party	2,039	1,867
Third party	1,008	537
Other fee income-related party	4,680	3,255
Other income	91	111
Total revenue	66,571	40,972
Operating Expenses:
Property operating expenses	18,205	10,068
Reimbursed expenses	14,716	9,361
Real estate taxes	4,201	2,012
Administrative expenses	3,765	2,942
Audit Committee special investigation expenses	2,575	—
Depreciation and amortization	10,349	7,725
Interest	10,954	5,357
Total operating expenses	64,765	37,465
Income before equity in earnings of unconsolidated entities, income taxes and minority interest	1,806	3,507
Equity in earnings of unconsolidated entities	1,216	486
Income before income taxes and minority interest	3,022	3,993
Income taxes	973	1,140
Income before minority interest	2,049	2,853
Minority interest	909	1,408
Net income	$1,140	$1,445

Earnings per common share—basic	$0.03	$0.05

Earnings per common share—diluted	$0.03	$0.05
Weighted-average shares outstanding during the period:
Basic	39,672,998	30,350,989
Diluted	73,979,690	61,642,027
Common share dividend declared per share	$0.2275	$0.2275

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2006	2005
		(Restated)

Cash flows from operating activities:
Net income	$1,140	$1,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,569	5,357
Amortization:
Lease intangibles	1,669	2,333
Investment in military housing projects	111	35
Notes payable fair value adjustment	(622)	(547)
Deferred loan costs	335	349
Restricted shares	37	25
Allowance for doubtful accounts	416	(47)
Equity in earnings of unconsolidated entities in excess of distributions received	(896)	(486)
Minority interest	909	1,408
Changes in operating assets and liabilities:
Restricted cash	(1,730)	(3,290)
Accounts and other receivables	482	(3,427)
Deferred contract costs	(614)	(618)
Deposits and other assets	689	829
Accounts payable	(1,260)	(769)
Accrued expenses and other liabilities	3,597	6,093
Net cash provided by operating activities	12,832	8,690
Cash flows from investing activities:
Property acquisitions	(66,446)	(122,798)
Capitalized expenditures	(10,194)	(244)
Net cash used in investing activities	(76,640)	(123,042)
Cash flows from financing activities:
Owner distributions	(16,227)	(9,587)
Redemption of unit holders	(45)	—
Proceeds from line of credit	70,000	105,000
Repayment of line of credit	(31,000)	(45,000)
Proceeds from notes payable	49,912	40,560
Repayment of notes payable	(1,084)	(22,041)
Payment of financing costs	(360)	(825)
Net cash provided by financing activities	71,196	68,107
Net increase (decrease) in cash and cash equivalents	7,388	(46,245)
Cash and cash equivalents, beginning of period	2,240	60,926
Cash and cash equivalents, end of period	$9,628	14,681

Supplemental information:
Real estate acquired by assuming debt including debt premium	$20,064	$47,964
Issuance of units of limited partnership interest for purchase of student housing properties	$—	$1,655
Property distributed at net book value	$—	$3,854
Debt distributed at net book value	$—	$4,208
Cash paid for interest	$10,685	$5,279
Cash paid for taxes	$1,254	$309

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

1. Organization and Basis of Presentation

Organization

GMH Communities Trust (the “Trust,” the “Company,” or sometimes referred to as “we”) conducts substantially all of its operations through its operating partnership, GMH Communities, LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2006, the Operating Partnership had 71,327,160  units of partnership interest outstanding, of which the Trust owned 39,118,674  units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of March 31, 2006, there were 31,627,317 units of limited partnership interest outstanding that were not owned by the Company.

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2005, which has been derived from audited data, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial position of the Company as of March 31, 2006, the results of its operations for the three-month periods ended March 31, 2006 and March 31, 2005 and its cash flows for the three-month periods ended March 31, 2006 and March 31, 2005 have been included. The March 31, 2005 financial statements have been restated as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (see Note 13).  The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Real Estate Investments and Corporate Assets

We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost of acquired assets includes the purchase price and related closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), Business Combinations. We estimate fair value based on information obtained from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, and other market data.

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less. Accumulated amortization related to intangible lease costs was $4.9 million at March 31, 2006 and $3.2 million at December 31, 2005.

We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. During the third quarter of each fiscal year, the Company typically will experience an increase in property operating expenses over other quarters as a result of repair and maintenance expenditures relating to turnover of units at student housing properties. The Company’s student housing lease terms generally commence in August or September to coincide with the beginning of the academic year. Accordingly, the Company expects to incur a majority of its repair and maintenance costs in the third quarter to prepare for new residents.

 In accordance with SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. When required, we review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated.

Cash Equivalents

All highly-liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits and cash held as escrow for real estate taxes, capital expenditures, and other amounts, as required by the terms of various loan agreements.

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

Accounts receivable are presented net of the allowance for doubtful accounts of $624,000 at March 31, 2006 and $710,000 at December 31, 2005.

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $1.6 million at March 31, 2006 and $1.2 million at December 31, 2005.

Deposits

Deposits primarily consist of amounts paid to third parties in connection with planned acquisitions and amounts paid to lenders that provide related financing or the refinancing of existing loans. At March 31, 2006, deposits for planned acquisitions totaled $1.3 million, deposits related to financings totaled $0.1 million, and other deposits not related to acquisitions or financings totaled $0.6 million. At December 31, 2005, deposits for planned acquisitions totaled $2.1 million, deposits related to financings totaled $0.2 million and other deposits not related to acquisitions or financings totaled $0.6 million.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts and other receivables, deposits, other assets, accounts payable, accrued expenses, dividends and distributions payable, and other liabilities approximate fair value because of the relatively short-term nature of these instruments.

The carrying value and fair value of fixed-rate notes payable at March 31, 2006 was $716.9 million and $707.9 million, respectively. Fair value was estimated using rates the Company believed were available to it as of March 31, 2006 for debt with similar terms. The carrying value of variable-rate notes payable approximates fair value at March 31, 2006.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.4 million and $0.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

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

Incentive management fees are earned as a result of the achievement of certain operating performance criteria over a specified period by certain managed properties, including targeted annual debt service coverage ratios of the properties. We recognize these fees at the amount that would be collected under the contract if the contract was terminated on the balance sheet date.

Expense reimbursements are comprised primarily of salary and related costs of certain of our employees working at certain properties we manage for others, the cost of which is reimbursed by the owners of the related properties. We accrue operating expense reimbursements as the related expenses are incurred.

Military Housing Segment

Standard and incentive management fees, which are based on a percentage of effective gross revenue generated by the military housing projects from the basic allowance for housing (“BAH”) provided by the government to service members, are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied. Accrued and unbilled incentive management fees of $1.2 million and $1.0 million are included in accounts receivable — related party at March 31, 2006 and December 31, 2005, respectively.

Standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans.  Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. Accrued and unbilled incentive development and construction/renovation fees of $2.0 million and $2.7 million are included in accounts receivable — related party at March 31, 2006 and December 31, 2005, respectively.

In addition, in certain instances, the Company may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are paid in proportion to the amount of pre-construction/renovation costs incurred by us for the project, and recognized as revenue upon performance of the pre-construction/renovation services.

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

Business development fees are earned from our business partners that provide architectural and design or construction services for the Company’s military housing projects. These fees are received in connection with pursuing and coordinating the completion of military housing projects. The fees consist of (i) an annual base fee, which is a fee paid to the Company in consideration of the Company’s ongoing pursuit of additional projects and is not contingent upon the success of those efforts and can be cancelled at any time , and (ii) an additional fee, which is paid over the course of an awarded project based on a percentage of revenue earned by these business partners for providing services to the Company’s military housing projects.  The base fees are recognized on a straight-line basis over the term of the related business development agreement, which is generally one year. The additional fee is recognized and paid to the Company as the related services are provided to our military housing projects by our business partners.

The Company earns equity returns on its investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of March 31, 2006, only the Fort Carson project had passed its initial development period.

Expense reimbursements primarily include payroll and related expenses, incurred for certain employees engaged in the operation of certain military housing projects under management, and other operating expenses that are reimbursed to the Company by the owner of the related property.

Minority Interest

Minority interest as initially reported at the date of our initial public offering represented the net equity of the Operating Partnership, including the proceeds received from the sale of the warrant to Vornado Realty Trust, multiplied by the ownership percentage of holders of limited partnership units in the Operating Partnership other than the Company. The Operating Partnership is obligated to redeem at the request of a holder, each unit of limited partnership interest for cash or common shares on a one-for-one basis, at the Company’s option, subject to adjustments for share splits, dividends, recapitalizations and similar events; except that Gary M. Holloway, Sr. has the right to require the Operating Partnership to redeem his and his affiliates’ units of limited partnership interest for common shares, subject to his restriction from owning more than 20% of the Company’s outstanding common shares. If the minority interest unitholders’ share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest unitholders to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. Distributions to limited partnership unitholders other than the Company are recorded as a reduction to minority interest.

Investments in Military Housing Projects and Student Housing Joint Ventures

Military housing projects are joint ventures entered into between the Company and the U.S. military to design, develop, construct/renovate and manage the military family housing located on or near various bases throughout the United States. The Company evaluates its investments in military housing project joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity (“VIE”) as defined under FASB Financial Interpretation No. 46 (as revised) (“FIN 46(R)”). The Company has concluded that each of the military housing project joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting. Our investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture’s operating agreement. The Company has exposure to loss to the extent of its investments in the military housing joint ventures, if any, and any receivables due from the project.

The Company entered into a joint venture in the third quarter of 2005 to develop and construct two student housing properties. The Company is accounting for the transaction as a financing arrangement because the Company originally owned the land and contributed it to the joint venture and  has the option to purchase the joint venture partner’s interest in the joint venture within one year of completion of the properties and because the Company has provided certain guarantees for the completion of construction and for a portion of the construction loans. Therefore, the Company accounts for its investment in the joint venture by including the joint venture’s assets and liabilities in the Company’s consolidated financial statements.

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

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, as revised, “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions. There was no material impact as of and for the three months ended March 31, 2006.

In November 2004, the Company established an equity incentive plan (the “Plan”) that provides for the issuance of up to 2,000,000 common shares pursuant to options, restricted share awards, share appreciation rights, performance units and other equity based awards.  During the year ended December 31, 2005, the Company issued 33,854 restricted common shares under the Plan to non-employee members of the Company’s Board of Trustees. The restricted common shares vest over a three-year period from the grant date. The restricted common shares are entitled to the same dividend and voting rights during the vesting period as the issued and outstanding common shares. The fair value of the awards was calculated based on the closing market price of the Company’s common shares on the grant date and is expensed on a straight-line basis over the vesting period.  For the three months ended March 31, 2006 and March 31, 2005, the Company recognized non-cash stock-based compensation expense related to the restricted common shares of $37,000 and $25,000, respectively.

3.  Real Estate Investments and Acquisitions

As of March 31, 2006, the Company owned 60 student housing properties located near 43 colleges and universities in 24 states. These properties contain an aggregate of 11,230 units and 36,090 beds. The Company’s investment in student housing properties at March 31, 2006 and December 31, 2005, which includes construction in progress relating to two student housing properties under development pursuant to a joint venture with an institutional investor, was as follows (in thousands):

	March 31, 2006	December 31, 2005
Land	$118,676	$110,634
Building and improvements	1,134,094	1,055,157
Residential furniture and appliances	28,824	26,159
Construction in progress	24,042	18,305
	$1,305,636	$1,210,255

During the three months ended March 31, 2006, the Company acquired six student housing properties located near six colleges and universities in six states with an aggregate of 994 units and 2,750 beds for an aggregate purchase price of approximately $82.6 million.  The Company estimated $904,000 of the aggregate purchase price to be the fair value of in-place leases acquired for the properties acquired during the quarter ended March 31, 2006.  The purchase accounting has been recorded on a preliminary basis pending results of the final allocation. The results of operations of these properties are included in the accompanying statements of operations from the respective acquisition dates.

4.  Investments in Military Housing Projects

The acquisition of our ownership interests in the joint venture that initially owned the rights relating to our Fort Carson and Fort Eustis/Fort Story military housing projects was recorded at the fair value of the consideration paid in the amount of $31.0 million.  The underlying book value of the equity on the acquisition date was approximately $11.5 million.  The remaining $19.5 million of this investment is being amortized based on the then current fiscal year revenue as a percentage of the estimated revenue to be earned over the remaining lives of the projects, which are 45 years for the Fort Carson project and 50 years for the Fort Eustis/Fort Story project. Amortization expense was $0.1 million for the three months ended March 31, 2006 and $35,000 for the three months ended March 31, 2005.  The cost and accumulated amortization of the excess purchase price at March 31, 2006 was $19.5 million and $0.4 million, respectively, and at December 31, 2005 was $19.5 million and $0.3 million, respectively.

During the three months ended March 31, 2006, the Company received $0.3 million of equity distributions from Fort Carson Family Housing LLC.  The carrying value of this investment was $26.7 million at March 31, 2006 and $26.1 million at December 31, 2005.  The Company earns a preferred return on its investment in Fort Carson Family Housing LLC, plus 30% of the project’s net operating income. The project began repaying the Company’s initial investment in Fort Carson Family Housing LLC in July 2005.  The equity is expected to be completely repaid by 2015.

In November 2004, the Company and Benham Military Communities, LLC formed a joint venture known as GMH/Benham Military Communities LLC for the purpose of investing in the Navy Northeast Region military housing project. The Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC’s 10% interest is accounted for as minority interest and is included in other liabilities.  In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC earns a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment was $11.9 million at March 31, 2006 and $11.7 million at December 31, 2005.

5.  Income Taxes

The Company has elected taxable REIT subsidiary (“TRS”) status for certain of its corporate subsidiaries. The Company recognized provisions for income taxes of $973,000 for the three months ended March 31, 2006, which includes $823,000 of federal taxes and $150,000 of state taxes, and $1,140,000 for the three months ended March 31, 2005, which includes $964,000 of federal taxes and $176,000 of state taxes.

6.  Notes Payable

During the three months ended March 31, 2006, fixed-rate notes payable totaling $18.5 million were assumed relating to the acquisition of two student housing properties and fixed-rate notes payable totaling $34.5 million were obtained in connection with the acquisition of four student housing properties. These notes require monthly payments of principal and/or interest, bear interest at fixed rates ranging from 4.41% to 8.63%, and mature at various dates through January 2017. In addition, the purchase accounting for these properties required that the net carrying value of the assumed notes payable be increased by $1.1 million to record them at their estimated fair value. The fair value of the notes was calculated as the difference between the present value of the notes using a current estimated market rate of interest and the outstanding principal amount. This amount is being amortized as an adjustment to interest expense over the term of the related debt.

At March 31, 2006, notes payable totaling $741.1 million were secured by 53 student housing properties with a cost and net book value of $1,105.5 million and $1,073.8 million, respectively. In addition, we had $13.5 million in construction loan indebtedness outstanding that was secured by two of student housing properties under development through a joint venture. This indebtedness had a weighted average interest rate of 6.78%, matures in 2008, and requires monthly payments of interest only.

In 2005, the Company repaid a note payable that matured in the amount of $5.8 million and was secured by the corporate headquarters.  On January 12, 2006, the Company placed new mortgage debt on the corporate headquarters in the amount of $5.7 million. The new mortgage debt has a term of 10 years with a fixed interest rate of 5.58%, and requires monthly payments of interest only.

7.  Line of Credit

In November 2004, the Company entered into a $150 million three-year unsecured revolving credit facility, subject to increase to $250 million (the “Credit Facility”), with a consortium of banks. The Credit Facility provides for the issuance of up to $20 million of letters of credit, which is included in the $150 million available under the Credit Facility. The Company’s availability under the Credit Facility, as amended, is limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool as of the end of the previous quarter (which as of March 31, 2006 consisted of seven student housing properties, and in no event may contain fewer than five student housing properties) and 50% of the value of the Company’s cash flow from the management, development and renovation of military housing projects and student housing properties in the previous quarter, provided that the total cash flow attributable to annualized management fees does not exceed 50% of the borrowing base.

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

The Credit Facility currently contains affirmative and negative covenants and also contains financial covenants which, among other things, (i) require the Company to maintain a total leverage ratio equal to or less than 60%, (ii) limit the aggregate amount of outstanding variable-rate indebtedness to 30% of total indebtedness commencing February 8, 2005, (iii) limit the payment of dividends by the Company to its shareholders to 95% (110% for the year ended December 31, 2005) of funds from operations, as defined in the Credit Facility, (iv) limit the amount of recourse debt, exclusive of amounts outstanding under the Credit Facility, to $25 million, and in no event greater than $150 million in total, and (v) require the Company to maintain a consolidated tangible net worth, as defined in the Credit Facility, of at least $275 million plus an amount equal to 75% of the net proceeds from any equity issuances subsequent to the closing date of the Credit Facility in November 2004. The financial covenants also require the Company to operate in compliance with the following ratios as defined by the terms of the Credit Facility: (i) fixed charge coverage ratio equal to or greater than 1.75x; (ii) interest coverage ratio equal to or greater than 2.00x; and (iii) unsecured interest coverage ratio equal to or greater than 2.25x.

In January 2006, the Company paid a dividend to its shareholders in excess of the 110% of funds from operations for the year ended December 31, 2005.  The Company received a waiver of this instance of noncompliance with the financial covenant.

Given that the Company’s compliance with debt covenants under the Credit Facility is determined as of the end of each fiscal quarter, the Company cannot determine at this time whether it will be in compliance with each of the debt covenants throughout 2006. If the Company is deemed to be in noncompliance with any of its debt covenants, and the Company is unable to obtain a waiver from the syndicate lenders and therefore is restricted from drawing additional funds from the Credit Facility, it has several alternatives to it. In addition to cash flows from its operations, the Company can finance unencumbered properties or refinance existing debt, sell assets or reduce it dividends to shareholders.  The Company would evaluate each of these alternatives upon an event of noncompliance with the debt covenants under the Credit Facility, and will take action necessary to ensure that the Company has adequate financial resources available to it to operate as a going concern.

As of March 31, 2006, the Company had $75.0 million outstanding under the Credit Facility, bearing interest at a Eurodollar rate based on 30-day LIBOR, 60-day LIBOR and 90-day LIBOR ranging from 4.68% to 4.92%, plus 2.125%, resulting in total interest rates ranging from 6.81% to 7.05%.  As of March 31, 2006, there were no letters of credit outstanding under the Credit Facility, and the Company had an additional $75.0 million in total borrowings available under the Credit Facility.

8.  Transactions with Related Parties

In the ordinary course of its operations, the Company has on-going business relationships with Gary M. Holloway, Sr., entities affiliated with Mr. Holloway, and entities in which Mr. Holloway or the Company has an equity investment. These relationships and related transactions are summarized below.

In connection with the Company’s initial public offering, Mr. Holloway, and various entities wholly-owned by Mr. Holloway, entered into a Contribution Agreement, dated October 18, 2004, with the Operating Partnership. Pursuant to the Contribution Agreement, Mr. Holloway contributed to the Operating Partnership all of the partnership interests of GH 353 Associates, L.P., which entity’s sole asset was the corporate headquarters building located in Newtown Township, Pennsylvania. The Commonwe alth of Pennsylvania and Newtown Township each impose a 1% transfer tax on the transfer of these partnership interests. Mr. Holloway paid the Company approximately $61,000 as reimbursement for one-half of the aggregate transfer tax that was originally paid by the Company in connection with transfer tax assessed against the transfer of the partnership interests. The amount was received by the Company in 2006 from Mr. Holloway, and was recorded as a reduction to corporate assets on the Company balance sheet as of December 31, 2005.

The Company provided certain functions to entities affiliated with Gary M. Holloway, Sr., including human resources, legal and information technology.  During the three months ended March 31, 2006 and March 31, 2005, such costs totaled less than $0.1 million, respectively, and are included in expense reimbursement from related parties in the accompanying consolidated statements of operations.

The Company leases space in its corporate headquarters to entities wholly-owned by Gary M. Holloway, Sr.  During the three months ended March 31, 2006 and March 31, 2005, rental income from these entities totaled $39,000 and $61,000, respectively, and is included in rent and other property income in the accompanying consolidated statements of operations.

The Company provided property management consulting services to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Mr. Holloway, in connection with property management services that GMH Capital Partners Asset Services, LP performed related to five student housing properties containing a total of 2,172 beds. The Company earned consulting fees equal to 80% of the management fees that GMH Capital Partners Asset Services, LP earned for providing the property management services.  For the three months ended March 31, 2005, such fees totaled $70,000. As of January 1, 2006, the management agreements relating to four of these properties were assigned from GMH Capital Partners Asset Services, LP to a subsidiary of the Company, and the management agreement relating to the fifth property was terminated. As a result, no such consulting fees were earned by the Company during the three months ended March 31, 2006.  In addition, the Company earned management fees from an additional student housing property in which Mr. Holloway is an investor.  During the three months ended March 31, 2006 and 2005, such income totaled $20,000 and $197,000, respectively.

The Company is reimbursed by joint ventures relating to certain of its military housing projects in which the Company has an ownership interest, as well as student housing properties under the Company’s management, in which Mr. Holloway was an investor through March 2005 for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. The reimbursement of these costs is reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.  During the three months ended March 31, 2006 and March 31, 2005, such reimbursed costs totaled $13.4 million and $8.1 million, respectively.

Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to certain student housing properties and military housing projects that we have acquired or refinanced. In connection with the purchase of title insurance for these student housing properties and military housing projects, premiums were paid to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title insurance companies paid to Bryn Mawr Abstract, Inc. $130,000 during the three months ended March 31, 2005 for the provision of title abstract services, and no such payments were made during the three months ended March 31, 2006.

Mr. Holloway owns GMH Capital Partners Commercial Realty LP, an entity that provides real estate consulting and brokerage services for real estate transactions. During the three months ended March 31, 2005, GMH Capital Partners Commercial Realty LP received aggregate commissions of $0.3 million from the sellers of student housing properties that the Company purchased, and no such payments were made during the three months ended March 31, 2006.

In February 2005, the Company transferred its interest in Corporate Flight Services, LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway.  Corporate Flight Services, LLC had a net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer to Mr. Holloway, on the date it was transferred back to Mr. Holloway. This transfer was accounted for as a capital contribution to additional paid-in capital. During the three months ended March 31, 2006, the Company paid to Corporate Flight Services, LLC $234,000 in connection with use of the aircraft for student housing and military housing related travel.

Gary M. Holloway, Sr., an executive officer of the Company, a former executive officer of the Company, another employee of the Company, and an employee of an entity wholly-owned by Mr. Holloway, each held an ownership interest in two student housing properties that were acquired by the

Company during the first quarter of 2005 for a total purchase price of $38.2 million. The Company paid $36.5 in cash to investors in the selling entity not affiliated with the Company and issued a total of 141,549 units of limited partnership interest in the Operating Partnership to Mr. Holloway and these individuals with an aggregate fair value of $1.7 million in connection with the purchase.

9. Commitments and Contingencies

As of March 31, 2006, we had agreements to acquire five student housing properties and five undeveloped parcels of land for an aggregate purchase price of $114.2 million and had placed deposits related to such acquisitions totaling $1.3 million.

With regard to military housing projects, the Company is typically required to fund its portion of the equity commitment to the project’s joint venture after all other sources of funding for the project have been expended. With respect to the Company’s Navy Northeast Region project, however, the Company was required to fund the equity commitment at commencement of the project. In connection with finalizing the agreements with the DoD for the Company’s military housing projects, the Company has committed to contribute the following amounts as of March 31, 2006 (in thousands):

2006	$2,000
2007	5,900
2010	3,600
2011 and there after	14,300
Total	$25,800

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

In 2004, the Company entered into employment agreements with three of its executive officers. Each employment agreement is for an initial three-year term beginning on November 2, 2004 and provides for base salaries aggregating $975,000 in each of the three years. The base salaries increase annually effective January 1 of each year by a minimum amount equal to at least the percentage increase in the Consumer Price Index.  On December 31, 2005, the Company and one of its executive officers entered into a separation agreement, pursuant to which the executive resigned from his position as an officer of the Company and effectively terminated his employment agreement with the Company.  Under the terms of the separation agreement, the executive remained eligible for an incentive bonus award for the fiscal year 2005, which was paid to the executive in June 2006. In addition, the executive has agreed to remain subject to certain restrictive covenants contained in the employment agreement, including non-disclosure of confidential information, non-competition and non-solicitation of employees, assignment of intellectual property rights, and on-going cooperation with the Company in connection with pending matters.  The Company and the executive separately executed a Consulting Agreement, dated January 1, 2006, pursuant to which the executive has agreed to provide consulting services to the Company for an initial term through May 31, 2007.  The Company will pay the executive $25,000 per month during the term of the Consulting Agreement as compensation for his services, which will be charged to expenses as incurred.

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2006 and December 31, 2005.

On April 5, 2006, the Company, Gary M. Holloway Sr., our Chairman, President and Chief Executive Officer, and Bradley W. Harris, our former Chief Financial Officer, were named as defendants in a class action complaint filed in United States District Court for the Eastern District of Pennsylvania, or the Court. The complaint provides that the Plaintiff has filed a federal class action on behalf of purchasers of the publicly traded securities of the Company between October 28, 2004 and March 10, 2006, referred to as the Class Period, seeking to pursue remedies under the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiff alleges that defendants issued a series of false and misleading financial results regarding the Company to the market during the Class Period, and more specifically, failed to disclose: (1) that the Company’s earnings, net income and revenues were materially inflated and expenses were materially understated; (2) that the Company’s funds from operations were materially inflated; (3) that the Company lacked adequate internal controls; (4) that the Company’s reported financial results were in violation of generally accepted accounting principles, or GAAP; and (5) that as a result of the foregoing, the Company’s financial results were materially inflated at all relevant times.  Plaintiff alleges claims under Section 11 of the Securities Act with respect to all of the defendants; Section 12(a)(2) of the Securities Act with respect to the Company; Section 15 of the Securities Act with respect to Mr. Holloway and Mr. Harris; Section 10(b) and Rule 10b-5 of the Exchange Act with respect to all of the defendants; and Section 20(a) of the Exchange Act with respect to Mr. Holloway and Mr. Harris.

On April 11, 2006, April 20, 2006, April 27, 2006 and May 15, 2006, four additional class action complaints were filed with the Court against the defendants by separate law firms, and the Company anticipates that additional complaints may be filed in the near future until a class has been certified by the Court and a lead plaintiff has been named. Each of these additional filed complaints alleges the same claims against the defendants as described above with respect to the complaint filed on April 5, 2006, except that the complaint filed on April 20, 2006 restricts the class period to purchasers of the publicly traded securities of the Company to the time period between May 5, 2005 and March 10, 2006.

The defendants have not yet responded to these complaints. The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff’s claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. The Company is not presently able to reasonably estimate potential losses, if any, related to these lawsuits. Therefore, the Company has not established a reserve for these claims.  An adverse outcome could have a material adverse effect on our consolidated financial statements and results of operations.

The Company is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. The maximum exposure to the Company relating to these matters cannot be determined at this time. Management believes that the disposition of these matters will not have a material adverse impact on the Company’s financial position or results of operations.

10. Segment Reporting

The Company is managed as individual entities that comprise three reportable segments: (1) student housing (2) military housing and (3) corporate. The Company’s management evaluates each segment’s performance based upon net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended March 31,
		2006				2005 (Restated)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)

Revenue:
Rent and other property income	$43,998	$—	$39	$44,037	$25,780	$—	$61	$25,841
Expense reimbursements:
Related party	86	13,237	57	13,380	186	7,813	88	8,087
Third party	1,336	—	—	1,336	1,274	—	—	1,274
Management fees:
Related party	20	2,019	—	2,039	197	1,670	—	1,867
Third party	1,008	—	—	1,008	537	—	—	537
Other fee income, related party	—	4,680	—	4,680	—	3,185	70	3,255
Other income	51	9	31	91	53	24	34	111
Total revenue	46,499	19,945	127	66,571	28,027	12,692	253	40,972

Operating Expenses:
Property operating expense	16,666	1,539	—	18,205	9,364	704	—	10,068
Reimbursed expenses	1,422	13,237	57	14,716	1,460	7,813	88	9,361
Real estate taxes	4,177	—	24	4,201	2,012	—	—	2,012
Administrative expenses	—	—	3,765	3,765	—	—	2,942	2,942
Audit Committee special investigation expenses	—	—	2,575	2,575	—	—	—	—
Depreciation and amortization	10,152	119	78	10,349	7,479	35	211	7,725
Interest	10,436	—	518	10,954	5,112	—	245	5,357
Total operating expenses	42,853	14,895	7,017	64,765	25,427	8,552	3,486	37,465
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	3,646	5,050	(6,890)	1,806	2,600	4,140	(3,233)	3,507
Equity in earnings of unconsolidated entities	—	1,216	—	1,216	—	486	—	486
Income (loss) before income taxes and minority interest	3,646	6,266	(6,890)	3,022	2,600	4,626	(3,233)	3,993
Income taxes	—	973	—	973	—	1,140	—	1,140
Income (loss) before minority interest	3,646	5,293	(6,890)	2,049	2,600	3,486	(3,233)	2,853
Minority interest	1,617	2,348	(3,056)	909	1,283	1,720	(1,595)	1,408
Net income (loss)	$2,029	$2,945	$(3,834)	$1,140	$1,317	$1,766	$(1,638)	$1,445

	Student Housing	Military Housing	Corporate	Total
	(in thousands)
As of March 31, 2006:
Total assets	$1,293,965	$59,064	$20,367	$1,373,396
Total liabilities	$846,953	$(6,821)	$61,951	$902,083
As of December 31, 2005:
Total assets	$1,206,555	$59,242	$12,154	$1,277,951
Total liabilities	$769,469	$(3,682)	$26,665	$792,452

11.  Earnings Per Common Share

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three months ended March 31, 2006 and March 31, 2005 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005 (Restated)
	Basic	Diluted	Basic	Diluted

Net income	$1,140	$1,140	$1,445	$1,445
Minority interest	—	909	—	1,408
Income available to common shareholders	$1,140	$2,049	$1,445	$2,853

Weighted-average common shares outstanding	39,672,998	39,672,998	30,350,989	30,350,989
Warrant	—	2,671,193	—	1,729,878
Units of limited partnership held by minority interest holders	—	31,627,287	—	29,560,822
Restricted common shares	—	8,212	—	338
Total weighted-average shares outstanding	39,672,998	73,979,690	30,350,989	61,642,027
Earnings per common share	$0.03	$0.03	$0.05	$0.05

In connection with the Company’s formation transactions during 2004, the Company and its Operating Partnership issued a warrant to Vornado Realty Trust, a portion of which was exercised by Vornado upon the closing of the Company’s initial public offering. As of March 31, 2006, Vornado had exercised the warrant for 6,666,667 units of limited partnership interest in our Operating Partnership at a price of $7.50 per unit. As of March 31, 2006, the remaining portion of the warrant was exercisable for up to 5,976,127 units of limited partnership interest of the Operating Partnership or common shares, at an exercise price of $8.37 per unit or common share, at any time through May 2, 2006.

On March 21, 2006, the Company declared a quarterly dividend of $0.2275 per outstanding common share. The dividend of $9.0 million was paid on April 14, 2006 to common shareholders of record on March 31, 2006.

12. Acquisition of Real Estate Investments

The Company acquired 24 student housing properties and three land parcels during the year ended December 31, 2005 for an aggregate purchase price of approximately $548.5 million, and six student housing properties during the three months ended March 31, 2006 for an aggregate purchase price of $82.6 million.  The results of operations for each of the acquired properties have been included in our statements of operations from the respective purchase dates.  All pro forma financial information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the purchases had been consummated on January 1, 2005, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information for the three-month periods ended March 31, 2006 and March 31, 2005 gives effect to the acquisition of the 30 student housing properties as if the transactions had occurred on January 1, 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005

Pro forma revenue	$67,225	$50,958
Pro forma net income	$1,160	$1,808
Pro forma EPS — Basic	$0.03	$0.05
Pro forma EPS — Diluted	$0.03	$0.05

13.  Restatement of Prior Results

The Company is restating its consolidated financial statements for the three months ended March 31, 2005 due to the discovery of errors in revenue recognition, depreciation and operating expenses related to certain transactions reported by the Company and to reclassify equity in earnings of unconsolidated entities. The following is a summary of previously reported and restated quarterly financial information for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005
	As Reported	As Restated

Total revenue	$42,204	$40,972
Net income	$1,818	$1,445
Basic earnings per common share	$0.06	$0.05
Diluted earnings per common share	$0.06	$0.05

The following provides a more detailed reconciliation of the amounts previously reported on Form 10-Q for the quarter ended March 31, 2005 to the restated amounts (in thousands).

Three Months Ended March 31, 2005
Revenue:
Total revenue previously reported	$42,204
Reduction in expense reimbursement — related party	(653)
Reduction in management fees — third party	(103)
Reduction in other fee income — related party(a)	(476)
Total adjustments to revenues	(1,232)
Total revenues as restated	$40,972

Net income:
Net income previously reported	$1,818
Revenue recognition adjustments	(1,232)
Reduction in property operating expenses	625
Reduction in reimbursed expenses	653
Increase in real estate taxes	(5)
Increase in administrative expenses	(9)
Increase in depreciation and amortization(b)	(951)
Reduction in interest expense	50
Increase in equity in earnings of unconsolidated entities(a)	486
Increase in income taxes	(355)
Decrease in minority interest .	365
Net income as restated	$1,445

(a)          Includes the reclassification of $486,000 of preferred returns from military housing project joint ventures.

(b)         Based on the Company’s re-evaluation of the estimates used in the purchase price allocation of properties, amounts allocated to land and building have been revised. Previously, the Company’s estimate of the land allocation was 20% of the purchase price for acquired properties. Management has changed its estimates used in this allocation to reflect the allocation for properties acquired to correspond to appraised values.  The change in estimate is being applied retroactively through prior periods. The Company will obtain appraisals for all properties to be acquired going forward. With respect to properties acquired for which appraisals had not been obtained prior to implementation of this change in estimates, the Company used appraisals for properties with similar characteristics.  The change in estimates has resulted in an increase in the purchase price allocation to buildings and a decrease in the purchase price allocation to land by $126.0 million for the properties acquired through 2005, and an increase in the depreciation expense on buildings by the amounts stated above.

14. Subsequent Events

In April 2006, we acquired one student housing property, containing 264 units and 924 beds, for a  purchase price of approximately $36.9 million. This acquisition was financed with the assumption of approximately $28.0 million in existing 10-year mortgage debt secured by the property bearing interest at a fixed rate of 5.57%, and with borrowings from the Company’s Credit Facility.

During the second quarter of 2006, as a result of the ongoing delay in the filing of this report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company obtained waivers of the covenant under its Credit Facility that requires the Company to deliver audited financial statements for the 2005 fiscal year no later than 90 days after the fiscal year end, and unaudited quarterly financial statements no later than 45 days after each fiscal quarter. These waivers extended the period by which the Company may deliver the financial statements relating to the year ended December 31, 2005 and the quarter ended March 31, 2006 through August 15, 2006, as well as for the three months ended June 30, 2006 through September 15, 2006. The Company paid fees of $470,000 in connection with these waivers, $240,000 of which was charged to expense in the second quarter.

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

On May 1, 2006, the Company also acquired an ownership position and commenced property management and maintenance services for the U.S. Department of the Army’s military family housing at Carlisle Barracks and Picatinny Arsenal, located in Carlisle, PA and Dover, NJ, respectively. These locations currently encompass 316 family housing units at Carlisle Barracks and 113 family housing units at Picatinny Arsenal. The Company commenced providing property management and maintenance services at the two installations on May 1, 2006, when one of the Company’s subsidiaries entered into agreements with the Army, including a 50-year ground lease for the purpose of owning and managing the housing inventory at the two installations. Under the agreements, the Company will receive fees for the provision of management and maintenance services at these installations.  As of July 21, 2006, financing was secured for the Carlisle/Picatinny project and construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities.  The housing project at the two installations covers an aggregate of 348 end-state housing units and has a five-year Initial Development Period.

On May 2, 2006, the Company issued 1,817,247 common shares of beneficial interest to Vornado pursuant to the exercise of its warrant, dated July 27, 2004, as amended. Under the terms of the warrant, Vornado was entitled to exercise additional securities under the warrant, in the form of common shares of the Company or units of limited partnership interest in the Operating Partnership, at Vornado’s election, at any time through May 2, 2006 (the “Exercise Expiration Date”). In addition, under the terms of the warrant, Vornado was eligible to purchase the additional securities under the warrant for cash at the then applicable exercise price per share/unit, or to acquire the remaining securities under a cashless exercise feature. The warrant provided that, to the extent that Vornado did not exercise the remainder of the securities exercisable thereunder prior to the Exercise Expiration Date, then the warrant would be automatically exercised upon the Exercise Expiration Date for common shares of the Company under the cashless exercise provision of the warrant. Vornado did not provide notice of its intent to exercise the remainder of the warrant as of the Exercise Expiration Date, and, therefore, the warrant became automatically exercisable on that date for 1,817,247 common shares of the Company under the cashless exercise provision of the warrant.

On June 19, 2006, the Company declared a quarterly dividend of $0.2275 per outstanding common share. The dividend was paid on July 14, 2006 to common shareholders of record on June 30, 2006.

In the third quarter of 2006, the Company entered into employment agreements with John DeRiggi, President of the Student Housing Business and Chief Investment Officer, Joseph M. Macchione, Executive Vice President, General Counsel and Secretary and J. Patrick O’Grady, who commenced employment as the Company’s Executive Vice President and Chief Financial Officer effective as of July 1, 2006. These employment agreements are for an initial three-year term effective as of July 1, 2006 and provide for base salaries aggregating $850,000 in each of the three years.  The base salaries will increase annually effective January 1 of each year by a minimum amount equal to at least the percentage increase in the Consumer Price Index.

On August 1, 2006, the Company acquired two student housing properties, containing an aggregate of 203 units and 696 beds, for an aggregate purchase price of approximately $41.4 million. These acquisitions were financed through the placement of new mortgage debt on the properties.  With respect to the property located in San Diego, California, the Company placed $28.6 million in 10-year, interest-only mortgage debt on the property, with a fixed interest rate of 5.97%. With respect to the property located in Mankato, Minnesota, the Company placed $3.0 million in 10-year, interest-only, mortgage debt on the property, with a fixed interest rate of 6.19%.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. As of March 31, 2006, we owned, or had ownership interests in, 60 student housing properties containing a total of 11,230 units and 36,090 beds, one undeveloped parcel of land held for development as student housing properties and three partially developed parcels of land, and we owned minority equity interests in joint ventures that own our military housing privatization projects. Additionally, as of March 31, 2006, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries operates, seven military housing privatization projects, and an additional project under exclusive negotiation, comprising an aggregate of 16,745 housing units on 19 military bases.

On May 1, 2006, we officially closed on the award of the project that was under exclusive negotiation, comprising 887 end-state housing units on the base of Fort Gordon located near Augusta, Georgia. On May 1, 2006, we acquired an ownership interest in the Army’s Carlisle Barracks and Picatinny Arsenal project and began management and maintenance services for this project, which covers 348 end-state units. We also are currently in the solicitation process with the U.S. Air Force for a military housing privatization project that is expected to cover four bases and 2,875 end-state housing units.

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

Currently, our operations are managed within two operating segments: (1) student housing and (2) military housing. This structure provides an effective platform for maximizing market penetration and optimizing operating economies of scale. In addition, we separately report a third segment associated with the activities of certain departments from a corporate level, which includes personnel that service GMH Communities Trust as a whole and support our overall operations.

Restatement of 2005 quarterly financial statements and identification of material weaknesses in internal control over financial reporting and disclosure controls and procedures

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, in the first quarter of 2006 the Audit Committee of our Board of Trustees conducted an investigation of certain accounting and financial reporting matters.  The investigation identified material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2005 and March 31, 2006.  In connection with the investigation, we reviewed our previously reported financial statements.  Through this review, we identified adjustments that were material to the results we previously reported for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005.  Accordingly, we have restated our financial statements for the three months ended March 31, 2005, and are in the process of restating our financial statements for the periods ended June 30, 2005 and September 30, 2005.  Operating results for the quarterly period ended  March 31, 2005 as presented in this report have been restated, and are provided in more detail in Note 13 to the consolidated financial statements contained in the section entitled “Financial Statements and Supplementary Data” in Part I, Item 1 of this report.  We expect to report the restatements and related information relating to the second quarter of 2005 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and with respect to the third quarter of 2005, in an amendment to our Quarterly Report on Form 10-Q for that period.

Student Housing

The student housing segment acquires, owns and manages off-campus student housing properties strategically located near college or university campuses. During the period beginning July 2004 and up to March 31, 2006, our rental revenue increased substantially as a result of the acquisition of our properties, including those properties acquired in our formation transactions. The rental payments we receive as a result of the properties we own are reflected in our revenue. Additionally, operating expenses, real estate taxes and depreciation and amortization have increased as a result of these acquisitions. Further, interest expense has increased related to the financing of the properties we have acquired.

Historically, we have found certain property revenues and operating expenses to be cyclical in nature, and therefore not incurred ratably over the course of the year.  As our properties are leased predominantly on an academic-year basis, certain of our operating revenues and expenses will vary from quarter to quarter depending on the leasing cycle. For example, we experience significant turnover costs during the third quarter of our fiscal year, in connection with preparing our properties for new residents prior to commencement of the new academic-year lease period, which typically begins in August or September.  In addition, we also typically incur higher lease-up costs during the first two quarters of our fiscal year, as this is the period during which we heavily target students for leases that will commence for the next academic year.  Property revenues and expenses may differ from expected results in the year of acquisition, depending on the timing of the acquisition in relation to the leasing cycle. We expect this trend to continue as we acquire additional properties.  In comparing our operating statistics for the three months ended March 31, 2006 versus 2005, most of the key operating metrics for the student housing segment experienced significant increases, primarily as a result of the acquisition of additional properties during 2005 and the first quarter of 2006.  Most notably, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, rent and other property income, depreciation and amortization, interest expense, real estate taxes, and property operating expense each increased significantly.  These increases were due to a number of factors, including the increase in size of our portfolio in general, as well as the following: with respect to real estate taxes, more aggressive assessments by local taxing authorities with respect to certain of our student housing properties throughout 2005 and the first quarter of 2006; and with respect to property operating expenses due primarily to timing issues surrounding the dates on which we acquired properties, as noted above. During 2005 and the first quarter of 2006, we also experienced, and expect to continue to experience going forward, increases in operating expenses (in addition to the proportionate increase associated with the increased number of properties owned in 2006 versus 2005) that will include increased utility expenses resulting from national trends in higher energy-related costs.

We earn management fees from managing properties for related parties and third parties. These fees are typically equal to a percentage of cash receipts or gross rental revenues generated by the managed properties, or equal to a fixed monthly amount, according to the management agreements for the properties we manage. We also have the ability to earn incentive management fees by achieving specified property-level performance criteria for certain properties we manage for third parties. Further, certain operating expenses incurred related to properties we manage for others are reimbursed by the owners of the properties managed. We expect to continue generating fee income revenue and operating expense reimbursements from the properties that we manage for others, although the amounts are expected to become less significant as a percentage of our overall revenues as rental income increases from the properties we own.  During 2006, we also expect to aggressively pursue new third-party management agreements by utilizing relationships in the student housing market and providing our significant operational economies of scale as a savings mechanism for other third party owners, including institutional owners and individual student housing owners.

During the remainder of 2006, we expect to acquire additional student housing properties and development projects that are located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. During 2005, we entered into a joint venture with an institutional partner to develop and construct two student housing properties. Under the terms of this venture, our joint venture partner agreed to fund 90% of the equity expected to be required for development of the properties, which includes acquisition costs for the properties and a portion of the development and construction costs, and we agreed to fund the remaining 10% of the required equity. The joint venture then obtained a construction loan for the properties to be developed that permits draws for up to a certain percentage of the total cost of development. The terms of the joint venture provide that we manage the properties, including the development, construction and pre-leasing of the properties, and have the option to purchase our partner’s interest in the joint venture within one year after completion of the properties. In an effort to conserve our capital resources, we will consider funding future acquisitions of student housing properties and development projects through joint venture structures. We may also determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital and projected returns with respect to the property. In addition to utilizing cash from operations and from our line of credit, we may leverage existing student housing properties which are underleveraged or unencumbered by debt to generate cash to fund the purchase of additional student housing properties or our equity investments in joint ventures. The timing of any additional acquisitions or development projects will be dependent upon various factors, including our ability to complete satisfactory due diligence, find suitable joint venture partners and agree upon mutually acceptable joint venture terms, obtain appropriate debt financing on the properties, and the availability of capital.

During the three months ended March 31, 2006, we acquired six student housing properties for an aggregate purchase price of approximately $82.6 million.  The properties are located near six colleges and universities in six states and contain an aggregate of 994 units and 2,750 beds.  More specifically, these property acquisitions included the following:

•      a student housing property, University Village, located in Sacramento, California and serving the California State University - Sacramento. University Village contains 250 units and 394 beds.  The property was acquired on January 12, 2006 for a purchase price of approximately $20.1 million, including the placement of $14.7 million of new 10-year fixed-rate debt with a 5.32% interest rate;

•      a student housing property, Jacob Heights, located in Mankato, Minnesota and serving the Minnesota State University.  The property contains 42 units and 162 beds, and was acquired on January 13, 2006 for a purchase price of $6.3 million, funded through the Company’s credit facility. On January 31, 2006, we placed approximately $3.9 million of mortgage debt on the property with a fixed interest rate of 5.54% and a term of 10 years;

•      a student housing property, The Commons on Oak, located in Norman, Oklahoma and serving the University of Oklahoma.  The property contains 254 units and 780 beds and was acquired on January 18, 2006 for a purchase price of approximately $18.6 million, funded through the Company’s credit facility. On February 2, 2006, we placed approximately $11.7 million of mortgage debt on the property with a fixed interest rate of 5.36% and a term of 10 years;

•      a student housing property, The Club, located in Athens, Georgia and serving the University of Georgia.  The property contains 120 units and 480 beds and was acquired on January 26, 2006 for a purchase price of approximately $12.9 million, including the assumption of approximately $10.5 million in existing mortgage indebtedness with a 4.41% interest rate and maturing in April 2009;

•      a student housing property, Brookstone Village, located in Wilmington, North Carolina and serving the University of North Carolina - Wilmington.  The property contains 124 units and 238 beds and was acquired on February 1, 2006 for a purchase price of $6.1 million, including the placement of approximately $4.1 million in new 10-year fixed-rate mortgage indebtedness with a 5.38% interest rate; and

•      a student housing property, Lion’s Crossing, located in State College, Pennsylvania and serving the Pennsylvania State University.  The property contains 204 units and 696 beds and was acquired on February 16, 2006 for a purchase price of approximately $18.6 million, including the assumption of approximately $8.0 million in existing mortgage indebtedness with an 8.63% interest rate and maturing in 2017.

As of March 31, 2006, with regard to our student housing segment, we:

•      owned 60 student housing properties containing a total of 11,230 units and 36,090 beds;

•      managed a total of 16 student housing properties owned by others, containing a total of 3,136 units and 9,841 beds; and we provided pre-leasing services for two student housing properties owned by others, which were under construction and when complete will contain a total of 455 units and 1,938 beds;

•      owned a 10% interest in a joint venture that had two student housing properties under development, which are expected upon completion to contain a total of 288 units and 1,152 beds; and

•      owned one undeveloped and one partially developed parcel of land, which currently are expected, upon completion, to contain a total of 252 units and 870 beds.

In April 2006, we acquired an additional student housing property, College Park — Stadium Suites, located in Columbia, South Carolina and serving the University of South Carolina.  The property contains 264 units and 924 beds and was acquired on April 20, 2006 for a purchase price of approximately $36.9 million, including the assumption of approximately $28.0 million of existing 10-year fixed-rate mortgage debt with an interest rate of 5.57%.  In addition, on August 1, 2006 we acquired two student housing properties, College Manor located in San Diego, California and serving the San Diego State University, and Jacob Heights III located in Mankato, Minnesota and serving Minnesota State University. College Manor contains a total of 179 units and 600 beds and was acquired for a purchase price of approximately $37.5 million, including the placement of approximately $28.6 million in new 10-year, interest-only mortgage debt on the property, with a fixed interest rate of 5.97%.  Jacob Heights III contains 24 units and 96 beds and was acquired for a purchase price of $3.8 million, including the placement of approximately $3.0 million in new 10-year, interest-only, mortgage debt on the property, with a fixed interest rate of 6.19%.

Military Housing

Our military housing segment develops, constructs, renovates and manages military housing privatization projects in which we acquire interests. Our military housing segment began generating revenue in the fourth quarter of 2003 with the initiation of our Fort Carson and Fort Stewart and Hunter Army Airfield projects. Revenue grew throughout 2005 and the first quarter of 2006 with the addition of various other projects. Revenue from our military housing segment is comprised primarily of fee income for providing development, construction/renovation and management services to our military housing privatization projects and, to a lesser extent, from returns on the equity we invest in the projects. In addition, we earn business development fees from certain of our business partners in connection with our military housing privatization projects, such as our construction and architectural/engineering partners. We seek these fees as payment for our business development efforts incurred by us in connection with pursuing and coordinating the completion of military housing privatization projects that benefit these business partners. We also receive expense reimbursements, consisting primarily of payroll and related expenses, closing costs and transition costs we incur for the project in the 60 to 90-day period preceding the initiation of our management of the project. Typically, at the time we initiate management on a project, the project reimburses us for these amounts from the proceeds of the debt issued by the joint venture that owns the project.

As of March 31, 2006, we owned equity interests in the joint ventures that owned the seven military housing privatization projects currently in operation, encompassing 18 military bases totaling 15,858 housing units. During the three months ended March 31, 2006, we earned fees for providing development, construction/renovation and management services to these seven military housing privatization projects.

In May 2005, the U.S. Department of the Army selected us to be its private sector partner for the design, development, construction, renovation and management of family military housing units at Fort Gordon, located near Augusta, Georgia. On May 1, 2006, we closed on the formal award of this project and officially commenced operations on this project.  The project will have a six-year initial development period with new construction and renovations of 887 end-state housing units. The 50-year project term will involve the development, management and construction of high-quality homes, the targeted renovation of existing homes, and the addition of community enhancing facilities and services. In addition, we are currently in the solicitation process with the Air Force for a military housing privatization project that is expected to cover four bases and 2,875 end-state housing units.

In February 2006, we entered into an agreement with American Eagle Communities Northeast LLC to obtain its rights to exclusively negotiate with the Army with respect the Carlisle/Picatinny project located in Carlisle, Pennsylvania and Dover, New Jersey.  On May 1, 2006, we acquired an ownership interest in the Carlisle/Picatinny project and began management and maintenance services for the project. As of July 21, 2006, financing was secured for the project, and construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities. The project has a 50-year term and five-year initial development period, and covers the new construction and/or renovation of 348 end-state housing units.

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

With regard to trends and uncertainties in the military housing market, some of the bases included in our military housing privatization projects were targeted for closure or realignment in the current round of the Base Realignment and Closure, or BRAC, process, which was initiated in 1988 and completed its fifth and, under current legislation, the final round in 2005. The Department of Defense (DoD) released its initial recommendations for BRAC in May 2005, and the BRAC Commission then voted to amend the DoD’s initial list on July 19, 2005. Under the BRAC Commission’s revisions, several bases were removed from the DoD’s list of bases targeted for closure, including the Submarine Base in New London, CT and the Portsmouth Naval Shipyard in Kittery, Maine. In addition, the BRAC Commission also proposed a less significant realignment at the Fort Eustis base under our Fort Eustis/Fort Story project in Newport News, Virginia than was proposed by the DoD, and the BRAC Commission proposed to close the Naval Air Station in Brunswick, Maine, which had been recommended by the DoD to be realigned.   Finally, the BRAC Commission voted to uphold the DoD’s recommendation to close the Walter Reed Army Medical Center in Washington, DC.  In September 2005, the BRAC Commission sent its report to the President regarding its findings and recommended changes to the DoD’s initial report, and President Bush accepted the BRAC Commission’s recommendations in their entirety. On November 9, 2005, the BRAC round was completed when Congress also approved the BRAC Commission’s recommendations in their entirety. Under the final BRAC list versus the original DoD recommendations, the number of affected military housing units covered by our existing projects was reduced from 2,500 to approximately 700 units, with these remaining approximately 700 units located at the Naval Air Station in Brunswick, Maine.  We believe that the closure of the Walter Reed Army Medical Center will not result in the loss of housing units, as these housing units are likely to be utilized by personnel who will be relocated from serving at Walter Reed to serving at nearby military facilities in the Washington, DC metropolitan area.

Our management team also had under review, as of August 4, 2006, nine additional potential privatization project opportunities. These projects span multiple bases and total, in the aggregate, approximately 21,200 housing units. Individual projects identified as opportunities range from approximately 1,000 units to 5,500 units per project.  We consider a project as “under review” once a base has been identified by the DoD for privatization and our management begins initial due diligence and evaluation of the economic and strategic value of the project. After further due diligence, we may decide not to pursue any of these potential privatization projects.  We also will continue to pursue opportunities to acquire projects or project rights from our competitors, as well as opportunities to participate in pilot housing programs for unaccompanied military personnel.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the estimates and judgments associated with the application of these accounting principles may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate under the circumstances in which they were made. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

The following policies require significant judgments and estimates on our part in preparing the Company’s consolidated financial statements. Changes in these judgments and estimates could have a material effect on these financial statements.

Revenue Recognition

Student Housing

Student housing revenue includes rental revenue and other property income, standard and incentive management fees, and reimbursements of certain operating expenses. These sources of revenue are described in greater detail below:

•      we recognize student housing rental revenue when due over the lease terms, which are generally 12 months or less;

•      we recognize other property income, including, but not limited to, lease processing fees, move-in fees and activity fees as earned throughout the course of the year. The timing of these fees typically fluctuates in relation to the academic year leasing cycle;

•      standard management fees are based on a percentage of monthly cash receipts or gross monthly rental and other revenues generated by the properties managed for others. We recognize these fees on a monthly basis as the services are performed;

•      we earn incentive management fees as a result of the achievement of certain operating performance criteria over a specified period by certain managed properties, including targeted annual debt service coverage ratios of the properties. We recognize these fees at the amount that would be collected under the contract if the contract was terminated on the balance sheet date; and

•      expense reimbursements are comprised primarily of salary and related costs of certain of our employees working at certain properties we manage for others, the cost of which is reimbursed by the owners of the related properties. We accrue operating expense reimbursements as the related expenses are incurred.

Military Housing

We earn military housing revenues for providing services to our military housing privatization projects, including the following:

•     standard and incentive management fees, which are based on a percentage of effective gross revenue generated by the military housing privatization projects from the basic allowance for housing provided by the government to service members, referred to as BAH, are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied.

•     standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing privatization projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects.  Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. These fees are recognized when the various criteria stipulated in the contract have been satisfied.

•     in certain instances, we may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are paid in proportion to the amount of pre-construction/renovation costs incurred by us for the project.  These pre-construction/renovation fees are determined on a project-by-project basis, and are recognized as revenue upon performance of the pre-construction/renovation services.

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

•     business development fees are earned from our business partners that provide architectural and design or construction services for our military housing privatization projects. These fees are earned in connection with pursuing and coordinating the completion of military housing projects. The fees consist of (i) an annual base fee, which is a fee paid to the Company in consideration of the Company’s ongoing pursuit of additional projects and is not contingent upon the success of those efforts and may be cancelled at any time, and (ii) an additional fee, which is paid over the course of an awarded project based on a percentage of revenue earned by these business partners for providing services to our military housing projects.  The base fees are recognized on a straight-line basis over the term of the related business development agreement, which is generally one year.  The additional fee is recognized and paid to us as the related services are provided to our military housing projects by our business partners.

•     equity returns are earned on our investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of March 31, 2006, only the Fort Carson project had passed its initial development period.

Real Estate Investments and Corporate Assets

We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost of acquired assets includes the purchase price and related closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with SFAS 141, Business Combinations. We estimate fair value based on information obtained from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, and other market data.

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

We expense routine repair and maintenance costs that do not improve the value of an asset or extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. During the third quarter of each fiscal year, we typically will experience an increase in property operating expenses over other quarters as a result of repair and maintenance expenditures relating to turnover of units at student housing properties. The Company’s student housing lease terms generally commence in August or September to coincide with the beginning of the academic year. Accordingly, the Company expects to incur a majority of its repair and maintenance costs in the third quarter to prepare for new residents.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. When required, we review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated.

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

Minority Interest

Minority interest as initially reported at the date of our initial public offering represented the net equity of our operating partnership, including the proceeds received from the sale of the warrant to Vornado Realty Trust, multiplied by the ownership percentage of holders of limited partnership units in the operating partnership other than the Company. Our operating partnership is obligated to redeem, at the request of a holder, each unit of limited partnership interest for cash or common shares on a one-for-one basis, at the Company’s option, subject to adjustments for share splits, dividends, recapitalizations or similar events; except that Gary M. Holloway, Sr. has the right to require our operating partnership to redeem his and his affiliates’ units of limited partnership interest for common shares, subject to his restriction from owning more than 20% of the Company’s outstanding common shares. If the minority interest unitholders’ share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest unitholders to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. Distributions to limited partnership unit holders other than the Company are recorded as a reduction to minority interest.

Investments in Military Housing Projects and Student Housing Joint Ventures

Military housing projects are joint ventures entered into between the Company and the U.S. military to design, develop, construct/renovate and manage the military family housing located on or near various bases throughout the United States. The Company evaluates its investments in military housing project joint ventures in which we have a variable interest to determine if the underlying entity is a VIE as defined under FIN 46(R). The Company has concluded that each of the military housing project joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting. Our investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture’s operating agreement. The Company has exposure to loss to the extent of its investments, if any, and any receivables due from the project.

The Company entered into a joint venture in the third quarter of 2005 to develop and construct two student housing properties. The Company is accounting for the transaction as a financing arrangement because the Company originally owned the land and contributed it to the joint venture and  has the option to purchase the joint venture partner’s interest in the joint venture within one year of completion of the properties, and because the Company has provided certain guarantees for the completion of construction and for a portion of the construction loans. Therefore, the Company accounts for its investment in the joint venture by including its assets and liabilities in the Company’s consolidated financial statements.

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

Comparison of the Three Months Ended March 31, 2006
to the Three Months Ended March 31, 2005

	Three Months Ended March 31,
	2006				2005 (Restated)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
				(in thousands)
Revenue:
Rent and other property income	$43,998	$—	$39	$44,037	$25,780	$—	$61	$25,841
Expense reimbursements:
Related party	86	13,237	57	13,380	186	7,813	88	8,087
Third party	1,336	—	—	1,336	1,274	—	—	1,274
Management fees:
Related party	20	2,019	—	2,039	197	1,670	—	1,867
Third party	1,008	—	—	1,008	537	—	—	537
Other fee income-related party	—	4,680	—	4,680	—	3,185	70	3,255
Other income	51	9	31	91	53	24	34	111
Total revenue	46,499	19,945	127	66,571	28,027	12,692	253	40,972
Operating Expenses:
Property operating expenses	16,666	1,539	—	18,205	9,364	704	—	10,068
Reimbursed expenses	1,422	13,237	57	14,716	1,460	7,813	88	9,361
Real estate taxes	4,177	—	24	4,201	2,012	—	—	2,012
Administrative expenses	—	—	3,765	3,765	—	—	2,942	2,942
Audit Committee special investigation expenses	—	—	2,575	2,575	—	—	—	—
Depreciation and amortization	10,152	119	78	10,349	7,479	35	211	7,725
Interest	10,436	—	518	10,954	5,112	—	245	5,357
Total operating expenses	42,853	14,895	7,017	64,765	25,427	8,552	3,486	37,465
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	3,646	5,050	(6,890)	1,806	2,600	4,140	(3,233)	3,507
Equity in earnings of unconsolidated entities	—	1,216	—	1,216	—	486	—	486
Income (loss) before income taxes and minority interest	3,646	6,266	(6,890)	3,022	2,600	4,626	(3,233)	3,993
Income taxes	—	973	—	973	—	1,140	—	1,140
Income (loss) before minority interest	3,646	5,293	(6,890)	2,049	2,600	3,486	(3,233)	2,853
Minority interest	1,617	2,348	(3,056)	909	1,283	1,720	(1,595)	1,408
Net income (loss)	$2,029	$2,945	$(3,834)	$1,140	$1,317	$1,766	$(1,638)	$1,445

Student Housing

Revenue. Of the 60 properties owned as of March 31, 2006, we acquired 24 of the student housing properties during the twelve months ended December 31, 2005 and six properties during the three months ended March 31, 2006. Rent and other property income totaled $44.0 million for the three months ended March 31, 2006. As of March 31, 2005, we owned 38 student housing properties, with rent and other property income from these properties totaling $25.8 million for the three months ended March 31, 2005. For the most part, the increase relates to the increased number of properties owned during the first quarter of 2006.

Expense reimbursements from related parties decreased to $0.1 million for the three months ended March 31, 2006 from $0.2 million for the three months ended March 31, 2005, primarily due to the Company’s acquisition of two student housing properties from related parties in March 2005, which were managed by the Company prior to purchase.  In addition, we ceased managing another  student housing property in March 2005 as it was sold to a third party.  Expense reimbursements from third parties remained at $1.3 million for the three months ended March 31, 2006 and March 31, 2005.  We expect expense reimbursements, which relate to properties we manage but do not own, to continue to become a less significant portion of our student housing revenues as rental revenues earned from additional properties that we acquire continues to increase.

Management fee income from related parties decreased to $20,000 for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005. The management fee income from related parties in 2006 consisted entirely of standard management fees, as compared to $0.1 million of standard management fee income and $0.1 million of asset management fee income in 2005. This decrease in standard management fees was primarily due to our acquisition of two student housing properties from related parties in March 2005, which we previously managed prior to the purchase. Management fee income from third parties increased to $1.0 million for the three months ended March 31, 2006 from $0.5 million for the three months ended March 31, 2005. This increase was primarily due to the receipt of a management fee incentive payment that we received in connection with the sale of one of our managed properties during the first quarter of 2006, as well as the transfer to the Company on January 1, 2006 of management contracts relating to four properties for which we previously provided consulting management services to GMH Asset Services Capital Partners, LP. (See Note 8 of the accompanying financial statements).  For the remainder of 2006, we expect management fee income to contribute less significantly to total revenue given the expected growth in rental revenue from the operations of properties we own.

Expenses.  Property operating expenses increased to $16.7 million for the three months ended March 31, 2006 from $9.4 million for the three months ended March 31, 2005, primarily due to expenses attributable to the 22 properties acquired from April 1, 2005 through March 31, 2006.  Property operating expenses also include compensation and operating costs with respect to our student housing acquisitions department. We expect property operating expenses to continue to increase in the future as we acquire additional properties. With respect to properties that we currently own, we also expect to continue to experience increases in utility expenses resulting from national trends in higher energy-related costs.

Reimbursed expenses decreased to $1.4 million for the three months ended March 31, 2006 from $1.5 million for the three months ended March 31, 2005, primarily due to our acquisition of two student housing properties from related parties in March 2005, which we previously managed prior to the purchase.

Real estate taxes increased to $4.2 million for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005, primarily due to the acquisition of 22 properties since the end the first quarter of 2005. We expect real estate taxes to continue to increase significantly in the future as we acquire additional properties, and to the extent that local authorities continue to aggressively pursue higher real estate tax assessments on properties that we currently own.

Depreciation and amortization increased to $10.2 million for the three months ended March 31, 2006 from $7.5 million for the three months ended March 31, 2005 as a result of acquiring 22 properties for an aggregate acquisition cost of $456.8 million from April 1, 2005 through March 31, 2006. The $10.2 million in 2006 is comprised of $8.5 million of depreciation and $1.7 million of lease intangible amortization, and the $7.5 million in 2005 is comprised of $5.1 million of depreciation and $2.4 million of lease intangible amortization.

Interest expense increased to $10.4 million for the three months ended March 31, 2006, from $5.1 million for the three months ended March 31, 2005. This increase was a result of the issuance and assumption of $298.1 million of debt, including borrowing under our line of credit, in connection with the acquisition of 22 properties from April 1, 2005 through March 31, 2006. During the three months ended March 31, 2006, the Company borrowed $70.0 million and repaid $31.0 million under the line of credit, and during the three months ended March 31, 2005, the Company borrowed $105.0 million and repaid $45.0 million under the line of credit.  We expect interest expense to increase in the future as we incur additional debt to fund acquisitions. For more information regarding the amount of fixed-rate and variable-rate indebtedness we held as of December 31, 2005 and March 31, 2006, see the section titled Quantitative and Qualitative Disclosures About Market Risk under Part I, Item 3 of this report.

Military Housing

Revenue. Expense reimbursements totaled $13.2 million for the three months ended March 31, 2006 as compared to $7.8 million for the three months ended March 31, 2005. This increase was primarily due to payroll and renovation expenses related to the seven military housing projects in operation as of March 31, 2006 as compared with the six military housing projects in operation as of March 31, 2005. The table below sets forth certain information regarding the revenue from expense reimbursements for each of our military housing projects for the three months ended March 31, 2006 and March 31, 2005.

	Three Months Ended March 31,
Project	2006	2005
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$1.2	$2.1
Fort Carson Project	0.6	1.7
Fort Hamilton Project(1)	0.1	0.1
Walter Reed Army Medical Center and Fort Detrick Project(2)	0.2	0.3
Fort Eustis/Fort Story Project(3)	1.2	0.6
Navy Northeast Region Project(3)	7.3	3.0
Fort Bliss/White Sands Missile Range Project(4)	2.6	—
Total	$13.2	$7.8

______________

(1) Commenced operations in the second quarter of 2004.

(2) Commenced operations in the third quarter of 2004.

(3) Commenced operations in the fourth quarter of 2004.

(4) Commenced operations in the third quarter of 2005.

Management fees from related parties totaled $2.0 million for the three months ended March 31, 2006 compared to $1.7 million for the three months ended March 31, 2005. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which number will fluctuate based on the number of housing units that we construct/renovate or demolish during that period. Management fees from related parties increased during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily due to commencement of operations relating to our Fort Bliss/White Sands Missile Range project during the third quarter of 2005.  The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for the three months ended March 31, 2006 and March 31, 2005.

	Three Months Ended March 31,
Project	2006	2005
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$0.3	$0.2
Fort Carson Project	0.4	0.4
Fort Hamilton Project(1)	*	0.1
Walter Reed Army Medical Center and Fort Detrick Project(2)	0.1	0.1
Fort Eustis/Fort Story Project(3)	0.1	0.1
Navy Northeast Region Project(3)	0.8	0.8
Fort Bliss/White Sands Missile Range Project(4)	0.3	—
Total	$2.0	$1.7

        * Amount constitutes less than $0.1 million.

__________________

(1) Commenced operations in the second quarter of 2004.

(2) Commenced operations in the third quarter of 2004.

(3) Commenced operations in the fourth quarter of 2004.

(4) Commenced operations in the third quarter of 2005.

Other fee income-related parties, which includes development and construction fees and business development fees, totaled $4.7 million for the three months ended March 31, 2006, as compared to $3.2 million for the same period in 2005. Of the 2006 amount, $3.6 million related to development and construction/renovation fees, and $1.1 million related to business development fees.  The amount of other fee income-related parties that we receive during a fiscal period is affected by the number of housing units that we develop or construct/renovate under our military housing projects during that period, which number will fluctuate based upon the point at which we are in during the initial development period of the project. Other fee income-related parties increased during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily due to commencement of operations relating to our Fort Bliss/White Sands Missile Range project during the third quarter of 2005, and due to business development fees for projects that were not in operation during the first quarter of 2005 and projects we anticipate closing later in 2006. The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for the three months ended March 31, 2006 and March 31, 2005.

	Three Months Ended March 31,
Project	2006	2005
	(in millions)
Development and Construction Fees
Fort Stewart and Hunter Army Airfield Project	$0.5	$0.8
Fort Carson Project	0.1	0.1
Fort Hamilton Project(1)	0.2	0.2
Walter Reed Army Medical Center and Fort Detrick Project(2)	0.1	0.2
Fort Eustis/Fort Story Project(3)	0.4	0.2
Navy Northeast Region Project(3)	1.5	0.9
Fort Bliss/White Sands Missile Range Project(4)	0.8	—
Total development and construction/renovation fees	$3.6	$2.4

Business development fees	$1.1	$0.8

Total Other Fee Income From Related Parties	$4.7	$3.2

______________

(1)  Commenced operations in the second quarter of 2004.

(2)  Commenced operations in the third quarter of 2004.

(3)  Commenced operations in the fourth quarter of 2004.

(4)  Commenced operations in the third quarter of 2005.

Equity in Earnings of Unconsolidated Entities.  Equity in earnings of unconsolidated entities, consisting of preferred returns from our military housing project joint ventures, totaled $1.2 million for the three months ended March 31, 2006 as compared to $0.5 million for the three months ended March 31, 2005. Of the amount for 2006, $0.2 million related to preferred returns from our Navy Northeast Region project, and $1.0 million related to our investment in Fort Carson Family Housing LLC.  Of the 2005 amount, $0.2 million related to preferred returns from our Navy Northeast Region project and $0.3 million related to our investment in Fort Carson Family Housing LLC. The increase is primarily due to equity income received from net operating income distributions in connection with our Fort Carson project, which entered into its post-initial development period in 2005.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel stationed in our corporate headquarters. These costs totaled $1.5 million for the three months ended March 31, 2006 compared to $0.7 million in the same period of 2005. Due to the reversal of an over-accrual relating to the prior fiscal year, costs at March 31, 2005 were reduced by approximately $0.8 million. As a result, actual property operating expenses remained flat between the two quarterly periods.

Reimbursed expenses increased to $13.2 million for the three months ended March 31, 2006 from $7.8 million for the three months ended March 31, 2005, primarily due to payroll and renovation expenses related to the military housing projects in operation as of March 31, 2006 and transition, payroll and renovation expenses for the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portions of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, decreased to $0.1 million for the three months ended March 31, 2006 from $0.2 million for the three months ended March 31, 2005. This decrease was primarily the result of decreases in common services provided by the Company and a decrease in rental revenue due to a reduction of office space leased by the entities affiliated with Mr. Holloway.

Other fee income — related party for the three months ended March 31, 2005 related to consulting management fees paid to the Company in connection with the provision of consulting management services for five student housing properties. On January 1, 2006, four of the management agreements relating to these properties were transferred to the Company from GMH Asset Services Capital Partners, LP.  As a result, the management fee income for these properties was recorded in the Company’s student housing segment. The fifth management agreement was terminated by the counterparty. There was no other fee income — related party for the three months ended March 31, 2006.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, and corporate aircraft, increased to $3.8 million for the three months ended March 31, 2006 from $2.9 million for the three months ended March 31, 2005, primarily due to increased staffing and additional costs incurred in connection with becoming a public company and growth in our operating segments.

 In addition, Audit Committee special investigation expenses were $2.6 million for the three months ended March 31, 2006, which included legal and accounting-related costs incurred in connection with the investigation performed by our Audit Committee and related matters associated with the audit of our financial statements for the year ended December 31, 2005.  We expect to incur additional legal and accounting-related costs relating to this matter throughout the remainder of 2006.

Depreciation, relating primarily to our corporate headquarters and corporate aircraft, decreased to $0.1 million for the three months ended March 31, 2006 from $0.2 million for the three months ended March 31, 2005. This decrease was primarily the result of the disposition of the corporate aircraft during the first quarter of 2005.

Interest expense increased to $0.5 million for the three months ended March 31, 2006 from $0.2 million for the three months ended March 31, 2005.  This increase was primarily the result of an increase in overall interest rates under the Company’s credit facility along with an increase in borrowings outstanding under the line of credit as of March 31, 2006 over March 31, 2005.

Liquidity and Capital Resources

Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses, (v) equity contributions to our investments in military housing projects, and (vi) distributions to shareholders and unitholders of our operating partnership. Our existing working capital and cash provided by operations, together with amounts available to us under our $150.0 million revolving credit facility are expected to be sufficient to meet our short-term liquidity requirements. Availability under the credit facility as of March 31, 2006 was limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool as of the end of the previous quarter (which in no event may contain fewer than five student housing properties) and 50% of the annualized value of our cash flow from our management of military housing privatization projects and student housing properties in the previous quarter. The credit facility was obtained by our operating partnership in November 2004, and GMH Communities Trust serves as guarantor for the credit facility. Advances under the credit facility bear interest, at the election of the borrower, at a Eurodollar rate based on LIBOR or a base rate based on the prime rate announced by Bank of America, N.A., as the administrative agent of the facility, plus an interest rate spread on both Eurodollar and prime rate loans that varies depending upon the Company’s leverage ratio. The credit facility also requires that we maintain certain corporate level financial covenants.

As of March 31, 2006, we had availability under the credit facility equal to $150.0 million, of which $75.0 million in borrowings was outstanding, and bearing interest at a Eurodollar rate based on 30-day LIBOR, 60-day LIBOR and 90-day LIBOR ranging from 4.68% to 4.92%, plus 2.125%, resulting in total interest rates ranging from 6.81% to 7.05%. As of March 31, 2006, there were no letters of credit outstanding under the credit facility.

In January 2005, we paid a distribution to our shareholders that caused us to violate a covenant under our credit facility that restricted us from making distributions greater than 95% of our funds from operations. We received a waiver of this instance of noncompliance from our lenders. We and the lenders also agreed to modify the covenant related to the payment of dividends to shareholders for the year ended December 31, 2005. Under the terms of the modification, we were restricted from paying distributions to our shareholders with respect to 2005 in excess of 110% of our funds from operations. In January 2006, we paid a dividend distribution to our shareholders that, when aggregated with distributions paid to shareholders during 2005, exceeded this 110% threshold for the year ended December 31, 2005.  We also received a waiver of this instance of noncompliance with the financial covenant from our lenders. As of January 1, 2006, the financial covenant restriction relating to these dividend payments reverted to the original terms under the credit facility, such that we are now restricted from paying aggregate distributions to our shareholders for any given year in excess of 95% of our funds from operations for that year.  In addition, the credit facility also contains an affirmative covenant requiring us to provide audited financial statements within 90 days after the end of each fiscal year, and unaudited quarterly financial statements within 45 days after the end of each fiscal quarter. As a result of the delay in filing of our Annual Report on Form 10-K for the year ended December 31, 2005 and the delay in filing of this report, we obtained a waiver of this covenant from the lender syndicate that permits us to deliver our audited financial statements for the 2005 fiscal year and quarterly financial statements for the first quarter of 2006 no later than August 15, 2006, and to deliver our quarterly financial statements for the second quarter of 2006 no later than September 15, 2006. As of June 30, 2006, we have paid fees totaling approximately $470,000 in connection with the above-referenced waivers obtained during 2006.

Given that the Company’s compliance with debt covenants under the credit facility is determined as of the end of each fiscal quarter, the Company cannot determine at this time whether it will be in compliance with each of the debt covenants throughout 2006. If the Company is deemed to be in noncompliance with any of its debt covenants, and the Company is unable to obtain a waiver from the syndicate lenders and therefore is restricted from drawing additional borrowings from the credit facility, it has several alternatives to accessing cash in addition to cash flows from its operations, the Company can finance unencumbered properties or refinance existing debt, sell assets or reduce it dividends to shareholders.  The Company would evaluate each of these alternatives upon an event of noncompliance with the debt covenants under the credit facility.

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

Future dividends will be declared at the discretion of our board of trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our board of trustees deems relevant. For the first quarter of 2006, we declared a quarterly dividend distribution of $0.2275 per common share, payable to shareholders of record on March 31, 2006. We distributed this dividend on April 14, 2006, and at the same time, our operating partnership paid a distribution of $0.2275 per unit to holders of limited partnership interest in our operating partnership. For the second quarter of 2006, we declared a quarterly dividend distribution of $0.2275 per common share, payable to shareholders of record on June 30, 2006. We distributed this dividend on July 14, 2006, and at the same time, our operating partnership paid a distribution of $0.2275 per unit to holders of limited partnership interest in our operating partnership. We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. We expect that during most of 2006, our cash flow from operations will be insufficient to fund our anticipated dividend distributions. Therefore, we expect to rely on amounts available under our credit facility or through other third party debt financing to fund these distributions and other capital needs. In addition, our ability to maintain our quarterly dividend payment at its current rate may be affected by the current restriction under the terms of our credit facility that preclude us from making distributions to our shareholders in excess of 95% of funds from operations for the fiscal year. Our actual results of operations will be affected by a number of factors, including: the revenue we receive from our student housing properties; revenues from management fees in connection with management services that we will provide for student housing properties owned by others; revenues from our military housing projects; our operating expenses; interest expense; legal and accounting costs related to the investigation of the Audit Committee of our Board and related matters; costs related to our pending class action lawsuits and the activities of the Special Committee of our Board; expenses in connection with the implementation of remedial measures to address the material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures; and any unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Our Board may choose to pay a lower distribution in the event we are unable to obtain financing to pay our dividend at historical levels, or in order to assure compliance with applicable restrictive covenants on distributions under the terms of the credit facility.

As of March 31, 2006, 53 of our student housing properties were encumbered by security interests relating to notes payable aggregating $741.1 million and secured by first liens on the individual assets with an aggregate cost basis of approximately $1,105.5 million before accumulated depreciation. These notes payable had a weighted-average interest rate of 5.03%, mature at various dates between March 2007 and June 2024 and require monthly payments of principal and interest or monthly payments of interest only. In addition, we had $13.5 million in construction loan indebtedness outstanding that was secured by two of the student housing properties under development through a joint venture. This indebtedness had a weighted average interest rate of 6.78%, matures in 2008, and requires monthly payments of interest only. On January 12, 2006, the Company placed new mortgage debt on the corporate headquarters in the amount of $5.7 million. The new mortgage debt has a term of 10 years with a fixed interest rate of 5.58%, and requires monthly payments of interest only.

With regard to our military housing privatization projects, we made a $9.5 million equity contribution in November 2004 relating to our Navy Northeast project and, as of March 31, 2006, had contractually committed to contribute $2.0 million in 2006 to our Fort Hamilton project; $5.9 million in 2007 to our Walter Reed Army Medical Center/Fort Detrick project; $3.6 million in 2010 for our Fort Eustis/Fort Story project; $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project; and $6.3 million in 2011 for our Fort Bliss/White Sands project. In addition, as of May 1, 2006, we contractually committed to contribute, in multiple phases that commence in 2011 and end in 2012, an aggregate of $4.5 million to our Fort Gordon project, and also to contribute $3.0 million to our Carlisle/Picatinny project. These equity contributions help to fund the development, construction and renovation of housing units at these bases during the respective terms of the projects.

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

If cash flows from any of our military housing privatization projects are insufficient to meet the coverage ratios or benchmarks entitling us to receive fee payments, any unpaid fees will accumulate and be subsequently paid from operations or upon dissolution of the projects to the extent that funds are available and the applicable thresholds are met. If these thresholds are not met, we will not have access to or receive certain of the fees we have earned. The unavailability of these funds would materially impact our ability to meet our short-term and long-term liquidity needs. We will be required to make equity contributions at the beginning of the initial development period for typical Navy transactions and at the end of the initial development period for typical Army transactions. If cash flow is insufficient, any unpaid equity returns will accumulate as specified in the applicable project agreement and subsequently be paid from operations or upon dissolution of the projects to the extent the funds are available. Based on our current expectations regarding the terms of the debt funding for our military housing projects, we expect that the projects will generate sufficient cash flows to fund the reinvestment account and pay anticipated equity returns.

With regard to our currently owned student housing properties, we do not have any short-term capital commitments; however, we will require funds in connection with our anticipated acquisitions of additional student housing properties. During 2006, we expect to acquire additional student housing properties and development projects that are located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. In an effort to conserve our available capital resources for during 2006 and potentially for sometime thereafter, we will consider funding acquisitions of future student housing properties and development projects through joint venture structures similar to the joint venture terms that we entered into with respect to our Orono, Maine and Bowling Green, Ohio development properties. The timing of any additional acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital.  We intend to fund the equity portion of our acquisitions by using funds from our credit facility or from available cash from operations. We also may consider increasing the maximum borrowing capacity under our credit facility or incurring other indebtedness, which would necessitate that we obtain relief from the current covenant restrictions under our credit facility. We may also determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property. In addition to utilizing cash from operations and from our line of credit, we may leverage existing student housing properties which are underleveraged or unencumbered by debt to generate cash to fund the purchase of additional student housing properties. We expect that our primary source of funding for the equity associated with the acquisition of student housing properties and development projects during the remainder of 2006, whether done through joint venture structures or not, will be our credit facility and the placement of mortgage debt on the assets acquired. Depending upon the size of our student housing acquisition pipeline for the next 12 months, the timing of closings on our properties, and the amount of cash required to fund planned student housing acquisitions, we may exceed the maximum capacity available under our existing credit facility. In that event, we may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. While we believe we will be able to obtain such funds, these funds may not be available on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, the outcome of the ongoing investigation by our Audit Committee, the outcome of our current litigation, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreement governing our credit facility. These financings could increase our level of indebtedness or result in dilution to our equity holders.

For the remainder of 2006, we also expect to incur significant costs in connection with the investigation performed by the Audit Committee of our Board and related matters, such as pending class action litigation, as well as the activities of the Special Committee of our Board. These costs primarily include additional legal and accounting expenses, as well as amounts associated with implementing remedial measures to address the material weaknesses in our internal control over financial reporting that are described in more detail in Part I, Item 4 of this report titled “Controls and Procedures.”  These fees will impact the level of cash from operations that we would otherwise expect to be available for the acquisition of additional student housing properties, and therefore could affect the number of acquisitions that we seek to complete during 2006.

Long-term liquidity requirements with respect to our student housing and military housing segments consist primarily of amounts necessary to fund scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically at our properties, and the costs associated with acquisitions of student housing properties and awards or acquisitions of military housing privatization projects that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including existing working capital, cash provided by operations, and long-term mortgage indebtedness. We now expect our long-term liquidity requirements to be satisfied primarily through cash generated by operations that is not used to fund distributions and the additional external financing sources discussed above.

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

Given current market conditions, our strategy favors fixed-rate, secured debt over variable-rate debt to minimize our exposure to increases in interest rates. As of March 31, 2006, 94% of the outstanding principal amount of our notes payable secured by properties we owned had fixed interest rates with a weighted-average rate of 4.94%. The remaining 6% of outstanding principal amount of our notes payable and our line of credit, at March 31, 2006, had variable interest rates primarily equal to LIBOR plus 1.90% to 2.25%.

As of March 31, 2006, we had $75.0 million in funds drawn from our credit facility, bearing a variable interest rate at a Eurodollar rate based on a 30-day LIBOR, 60-day LIBOR and 90-day LIBOR ranging from 4.68% to 4.92%, plus 2.125%, resulting in total interest rates ranging from 6.81% to 7.05%.

As of March 31, 2006, based on our variable rate debt balances described above, if interest rates were to increase by 1.0%, our interest expense would increase by approximately $1.2 million on an annual basis.

Item 4.          Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As require by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operating effectiveness as of March 31, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006.  Such conclusion resulted from the identification of deficiencies that were determined to be material weaknesses as reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Notwithstanding management’s evaluation that our disclosure controls and procedures were not effective as of March 31, 2006, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

(b)          Changes in Internal Control over Financial Reporting.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006, management concluded that its internal control over financial reporting was not effective as of December 31, 2005. Such conclusion resulted from the identification of deficiencies that were determined to be material weaknesses. Specifically, we did not have appropriate internal control as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005.  During the first quarter ended March 31, 2006, and subsequent thereto, we completed various remediation initiatives, and will continue to undertake extensive work to remedy the material weaknesses as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005.  While management believes progress has been made regarding the implementation of these initiatives as of the date of this report, additional procedures and further evaluation are on-going. Remediation of the material weaknesses identified at December 31, 2005 remains a priority for us during the remainder of 2006.

Except for the remediation initiatives with respect to the material weaknesses described above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described in that report, our Audit Committee initiated an investigation in the first quarter of 2006. The Audit Committee’s activities with respect to the matters giving rise to the investigation, including work performed by the forensic accounting firm engaged by the Committee’s independent legal counsel, continued beyond the end of that quarter. As a result, many of the remediation efforts described in that report did not commence until after the end of the first quarter of 2006. During the first quarter of 2006, we initiated the following remediation efforts:

•                  With respect to the material weakness relating to “tone at the top,” throughout the first and second quarters of 2006, members of the Audit Committee and our Board of Trustees have had extensive discussions with Gary M. Holloway, Sr., our Chairman, President and Chief Executive Officer, and other senior members of management regarding the Company’s control environment and the need to establish an appropriate “tone at the top.”  In addition, following the termination of Mr. Harris’ employment as our Chief Financial Officer on March 31, 2006, which termination was precipitated by events separate and apart from his letter to the Audit Committee, we appointed Dennis J. O’Leary as our interim Chief Financial Officer. Mr. O’Leary has been a certified public accountant since 1974, and worked for two of the “Big Four” accounting firms, or their predecessors, for an aggregate of 15 years, including six years as a partner. Mr. O’Leary served as our interim Chief Financial Officer through June 30, 2006, until our new Chief Financial Officer, J. Patrick O’Grady, commenced employment. Mr. O’Leary has served as Executive Vice President and principal financial officer through the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

•                  In addition, during March 2006, we retained temporary accounting personnel to replace our former corporate controller. Our new accounting personnel were actively involved in the preparation of our 2005 year-end financial statements and the additional audit procedures relating to our 2005 year-end financial statements, as well as the preparation of restatements of financial statements for the first three quarters of 2005 and our first quarter 2006 financial statements. Therefore, we believe we have been able to effectively process the restatements relating to our financial statements for the first three quarters of 2005, and the closing of our books and records for 2005 and the first quarter of 2006.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

On April 5, 2006, the Company, Gary M. Holloway Sr., our Chairman, President and Chief Executive Officer, and Bradley W. Harris, our former Chief Financial Officer, were named as defendants in a class action complaint filed in United States District Court for the Eastern District of Pennsylvania, or the Court. The complaint provides that the Plaintiff has filed a federal class action on behalf of purchasers of the publicly traded securities of the Company between October 28, 2004 and March 10, 2006, referred to as the Class Period, seeking to pursue remedies under the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiff alleges that defendants issued a series of false and misleading financial results regarding the Company to the market during the Class Period, and more specifically, failed to disclose: (1) that the Company’s earnings, net income and revenues were materially inflated and expenses were materially understated; (2) that the Company’s funds from operations were materially inflated; (3) that the Company lacked adequate internal controls; (4) that the Company’s reported financial results were in violation of generally accepted accounting principles, or GAAP; and (5) that as a result of the foregoing, the Company’s financial results were materially inflated at all relevant times.  Plaintiff alleges claims under Section 11 of the Securities Act with respect to all of the defendants; Section 12(a)(2) of the Securities Act with respect to the Company; Section 15 of the Securities Act with respect to Mr. Holloway and Mr. Harris; Section 10(b) and Rule 10b-5 of the Exchange Act with respect to all of the defendants; and Section 20(a) of the Exchange Act with respect to Mr. Holloway and Mr. Harris.

On April 11, 2006, April 20, 2006, April 27, 2006 and May 15, 2006, four additional class action complaints were filed with the Court against the defendants by separate law firms, and the Company anticipates that additional complaints may be filed in the near future until a class has been certified by the Court and a lead plaintiff has been named. Each of these additional filed complaints alleges the same claims against the defendants as described above with respect to the complaint filed on April 5, 2006, except that the complaint filed on April 20, 2006 restricts the class period to purchasers of the publicly traded securities of the Company to the time period between May 5, 2005 and March 10, 2006.

The defendants have not yet responded to these complaints. The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff’s claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. An adverse outcome could have a material adverse effect on our consolidated financial statements and results of operations.

The Company also is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. Other than the matters described above, we are not involved in any other material litigation nor, to our knowledge, is any material litigation pending or threatened against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

On June 16, 2006, the Company announced in a Form 8-K filing with the Securities and Exchange Commission that it had entered into several agreements of sale relating to, in the aggregate, the purchase of a portfolio of 13 student housing properties from Capstone Properties for an aggregate purchase price of $247.0 million. On July 26, 2006, the Company gave notice to the seller that it was terminating agreements relating to two of the properties in the portfolio, in accordance with the terms of those agreements. On July 27, 2006, the Company entered into a first amendment to the agreements of sale (i) to reallocate the Company’s initial deposits among the remaining 11 properties, (ii) to reduce the aggregate purchase price of the remaining 11 properties to approximately $223.0 million, and to extend the due diligence period under the agreements through August 4, 2006. On August 2, 2006, the Company’s Board of Trustees approved the Company’s acquisition of the portfolio, subject to the Company’s receipt of appropriate financing. On August 4, 2006, the Company entered into a second amendment to the agreements of sale to extend the closing date for the transactions to on or before October 2, 2006, or such other date as may be mutually agreed upon by the parties. Under the terms of these agreements, as amended to date, the Company has made a $5.0 million non-refundable deposit to the title company to be held in escrow pending closing.  The agreements contain customary representations and warranties of, and prorations of property-related expenses and rents between, the buyer and seller, and also provide for standard closing conditions, including but not limited to, the execution of all closing documents; delivery of title and title insurance documents relating to the properties, assignments of leases, contracts, licenses and permits to buyer; and termination of contracts not being assigned to the buyer.

Item 6.            Exhibits

Exhibit	Description of Document
10.1

Consulting Agreement, as of January 1, 2006, by and between GMH Communities Trust and Joseph M. Coyle d/b/a Joseph M. Coyle Enterprises, Inc. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2

Confidential Separation Agreement and General Release, as of December 31, 2005, by and between GMH Communities Trust and Joseph M. Coyle. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith)
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
32.1

Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2

Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GMH COMMUNITIES TRUST

Date: August 7, 2006	/s/ Gary M. Holloway, Sr.
Gary M. Holloway, Sr.
President and Chief Executive Officer

/s/ Dennis J. O’Leary
Dennis J. O’Leary
Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Document
10.1

Consulting Agreement, as of January 1, 2006, by and between GMH Communities Trust and Joseph M. Coyle d/b/a Joseph M. Coyle Enterprises, Inc. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2

Confidential Separation Agreement and General Release, as of December 31, 2005, by and between GMH Communities Trust and Joseph M. Coyle. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith)
31.2	Certifications of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
32.1

Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2

Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)