Form 10-Q
period 2006-06-30
GMH Communities Trust
filed 2006-09-15
CIK 1293200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes☐     No ☒

On September 15, 2006, 41,567,146 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our management’s current expectations include, but are not limited to:

•  the factors referenced in the section of our Annual Report on Form 10-K for the year ended December 31, 2005 titled “Risk Factors” and in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•  changes in our business strategy, including acquisition and development activities;

•  availability, terms and deployment of capital, including equity and debt financing;

•  availability of qualified and/or sufficient personnel, including, but not limited, within our finance and accounting staff;

•  failure to effectively remediate existing material weaknesses and significant deficiencies in our disclosure controls and internal controls over financial reporting, including through the implementation of such measures as discussed in the section of our Annual Report on Form 10-

ii

K for the year ended December 31, 2005 titled “Controls and Procedures” under Item 9A of that report, or failure to identify additional material weaknesses and significant deficiencies in our disclosure controls and internal controls over financial reporting that could occur in the future;

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

iii

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GMH COMMUNITIES TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and number of shares)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Real estate investments:
Student housing properties	$1,356,654	$1,210,255
Accumulated depreciation	46,297	29,039
	1,310,357	1,181,216
Corporate assets:
Corporate assets	8,858	8,178
Accumulated depreciation	738	565
	8,120	7,613
Cash and cash equivalents	4,668	2,240
Restricted cash	13,965	11,625
Accounts and other receivables, net:
Related party	18,356	19,191
Third party	2,911	2,925
Investments in military housing projects	39,463	37,828
Deferred contracts costs	1,886	1,063
Deferred financing costs, net	3,779	4,088
Lease intangibles, net	1,100	3,201
Deposits	8,081	2,856
Other assets	3,899	4,105
Total assets	$1,416,585	$1,277,951
LIABILITIES AND BENEFICIARIES’ EQUITY
Notes payable	$796,414	$692,069
Line of credit	93,000	36,000
Accounts payable	4,593	5,566
Accrued expenses	31,605	21,253
Dividends and distributions payable	16,642	16,227
Other liabilities	20,581	21,337
Total liabilities	962,835	792,452
Minority interest	174,734	188,633
Commitments and contingencies (Note 9)	—	—
Beneficiaries’ equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 41,526,198 issued and outstanding at June 30, 2006, and 39,699,843 issued and outstanding at December 31, 2005	40	40
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	325,165	325,455
Unearned share compensation	—	(320)
Cumulative earnings	6,909	6,310
Cumulative dividends	(53,098)	(34,619)
Total beneficiaries’ equity	279,016	296,866
Total liabilities and beneficiaries’ equity	$1,416,585	$1,277,951

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenue:
Rent and other property income	$44,033	$29,763	$88,070	$55,604
Expense reimbursements:
Related party	17,675	12,369	31,055	20,456
Third party	1,389	1,303	2,725	2,577
Management fees:
Related party	2,101	1,543	4,140	3,330
Third party	647	1,008	1,655	1,545
Other fee income-related party	5,581	3,619	10,261	6,954
Other income	53	56	144	167
Total revenue	71,479	49,661	138,050	90,633
Operating Expenses:
Property operating expenses	19,730	12,130	37,935	22,198
Reimbursed expenses	19,064	13,672	33,780	23,033
Real estate taxes	4,377	3,143	8,578	5,155
Administrative expenses	4,535	2,834	8,300	5,776
Audit Committee and Special Committee expenses	2,301	—	4,876	—
Depreciation and amortization	10,715	8,683	21,064	16,408
Interest	11,676	6,901	22,630	12,258
Total operating expenses	72,398	47,363	137,163	84,828
(Loss) income before equity in earnings of unconsolidated entities, income taxes and minority interest	(919)	2,298	887	5,805
Equity in earnings of unconsolidated entities	1,174	455	2,390	941
Income before income taxes and minority interest	255	2,753	3,277	6,746
Income taxes	1,214	1,118	2,187	2,258
(Loss) income before minority interest	(959)	1,635	1,090	4,488
Minority interest	(418)	809	491	2,217
Net (loss) income	$(541)	$826	$599	$2,271

Earnings (loss) per common share—basic	$(0.01)	$0.03	$0.01	$0.07

Earnings (loss) per common share—diluted	$(0.01)	$0.03	$0.01	$0.07
Weighted-average shares outstanding during the period:
Basic	40,872,036	30,350,989	40,275,829	30,350,989
Diluted	73,097,859	61,878,439	73,537,988	61,806,301
Common share dividend declared per share	$0.2275	$0.2275	$0.4550	$0.4550

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2006	2005
		(Restated)

Cash flows from operating activities:
Net income	$599	$2,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,431	11,124
Amortization:
Lease intangibles	3,400	5,230
Investment in military housing projects	233	54
Notes payable fair value adjustment	(1,251)	(1,093)
Deferred loan costs	666	574
Restricted shares	75	46
Allowance for doubtful accounts	957	446
Equity in earnings of unconsolidated entities in excess of distributions received	(1,818)	(477)
Minority interest	491	2,217
Changes in operating assets and liabilities:
Restricted cash	(2,340)	(6,517)
Accounts and other receivables	(108)	(7,840)
Deferred contract costs	(823)	(708)
Deposits and other assets	(5,019)	(2,882)
Accounts payable	(973)	(734)
Accrued expenses and other liabilities	9,546	10,486
Net cash provided by operating activities	21,066	12,197
Cash flows from investing activities:
Property acquisitions	(75,429)	(213,697)
Capitalized expenditures	(25,561)	(474)
Distributions received from unconsolidated entities in excess of earnings	—	3,901
Net cash used in investing activities	(100,990)	(210,270)
Cash flows from financing activities:
Owner distributions	(32,454)	(23,200)
Redemption of unit holders	(45)	—
Proceeds from line of credit	93,000	143,000
Repayment of line of credit	(36,000)	(72,000)
Proceeds from notes payable	60,389	129,704
Repayment of notes payable	(2,181)	(22,553)
Payment of financing costs	(357)	(1,400)
Net cash provided by financing activities	82,352	153,551
Net increase (decrease) in cash and cash equivalents	2,428	(44,522)
Cash and cash equivalents, beginning of period	2,240	60,926
Cash and cash equivalents, end of period	$4,668	$16,404

Supplemental information:
Real estate acquired by assuming debt including debt premium	$46,963	$76,768
Issuance of units of limited partnership interest for purchase of student housing properties	$—	$28,528
Property distributed at net book value	$—	$3,854
Debt distributed at net book value	$—	$4,208
Cash paid for interest, net of amounts capitalized of $1,377 during 2006	$22,258	$12,074
Cash paid for taxes	$2,270	$661

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

1. Organization and Basis of Presentation

Organization

GMH Communities Trust (the “Trust,” the “Company,” or sometimes referred to as “we”) conducts substantially all of its operations through its operating partnership, GMH Communities, LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2006, the Operating Partnership had 73,150,815 units of partnership interest outstanding, of which the Trust owned 40,945,029 units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of June 30, 2006, there were 31,624,617 units of limited partnership interest outstanding that were not owned by the Company.

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2005, which has been derived from audited data, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial position of the Company as of June 30, 2006, the results of its operations for the three-month and six-month periods ended June 30, 2006 and June 30, 2005 and its cash flows for the six-month periods ended June 30, 2006 and June 30, 2005 have been included. The June 30, 2005 financial statements have been restated as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (see Note 13). The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less. Accumulated amortization related to intangible lease costs was $6.6 million at June 30, 2006 and $3.2 million at December 31, 2005.

We expense routine repair and maintenance expenditures that do not improve the value of an asset and extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. During the third quarter of each fiscal year, the Company typically will experience an increase in property operating expenses over other quarters as a result of repair and maintenance expenditures relating to turnover of units at student housing properties. The Company’s student housing lease terms generally commence in August or September to coincide with the beginning of the academic year. Accordingly, the Company expects to incur a majority of its repair and maintenance costs in the third quarter to prepare for new residents.

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

Accounts receivable are presented net of the allowance for doubtful accounts of $624,000 at June 30, 2006 and $710,000 at December 31, 2005.

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $1.9 million at June 30, 2006 and $1.2 million at December 31, 2005.

Deposits

Deposits primarily consist of amounts paid to third parties in connection with planned acquisitions and amounts paid to lenders that provide related financing or the refinancing of existing loans. At June 30, 2006, deposits for planned acquisitions totaled $7.5 million, deposits related to financings totaled $0.1 million, and other deposits not related to acquisitions or financings totaled $0.5 million. At December 31, 2005, deposits for planned acquisitions totaled $2.1 million, deposits related to financings totaled $0.2 million and other deposits not related to acquisitions or financings totaled $0.6 million.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts and other receivables, deposits, other assets, accounts payable, accrued expenses, dividends and distributions payable, and other liabilities approximate fair value because of the relatively short-term nature of these instruments.

The carrying value and fair value of fixed-rate notes payable at June 30, 2006 was $742.5 million and $727.8 million, respectively. Fair value was estimated using rates the Company believed were available to it as of June 30, 2006 for debt with similar terms. The carrying value of variable-rate notes payable approximates fair value at June 30, 2006.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $533,000 and $540,000 for the three months ended June 30, 2006 and June 30, 2005, respectively, and $997,000 and $881,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.

Revenue Recognition

Student Housing Segment

Rental revenue is recognized when due over the lease terms, which are generally 12 months or less.

Other property income, including, but not limited to, lease processing fees, move-in fees and activity fees is recognized as earned throughout the course of the year. The timing of these fees typically fluctuates in relation to the academic year leasing cycle.

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

Military Housing Segment

Standard and incentive management fees, which are based on a percentage of effective gross revenue generated by the military housing projects from the basic allowance for housing (“BAH”) provided by the government to service members, are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order responses, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied. Accrued and unbilled incentive management fees of $1.0 million are included in accounts receivable – related party at each of June 30, 2006 and December 31, 2005.

Standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. Accrued and unbilled incentive development and construction/renovation fees of $2.5 million and $2.7 million are included in accounts receivable – related party at June 30, 2006 and December 31, 2005, respectively.

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

The Company earns equity returns on its investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of June 30, 2006, only the Fort Carson project had passed its initial development period.

Expense reimbursements are comprised primarily of renovation expenses and property management expenses, the costs of which are reimbursed by the military privatization projects to which they relate. The expenses include payments to third parties for renovation services, and include salaries and related costs of the Company’s employees that are managing the renovation and property management activities. The Company accrues expense reimbursements as the related expenses are incurred.

Minority Interest

Minority interest as initially reported at the date of our initial public offering represented the net equity of the Operating Partnership, including the proceeds received from the sale of the warrant to Vornado Realty Trust, multiplied by the ownership percentage of holders of limited partnership units in the Operating Partnership other than the Company. The Operating Partnership is obligated to redeem, at the request of a holder, each unit of limited partnership interest for cash or common shares on a one-for-one basis, at the Company’s option, subject to adjustments for share splits, dividends, recapitalizations and similar events; except that Gary M. Holloway, Sr. has the right to require the Operating Partnership to redeem his and his affiliates’ units of limited partnership interest for common shares, subject to his restriction from owning more than 20% of the Company’s outstanding common shares. If the minority interest unitholders’ share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest unit holders to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. Distributions to limited partnership unitholders other than the Company are recorded as a reduction to minority interest.

Investments in Military Housing Projects and Student Housing Joint Ventures

The Company’s current military housing projects are joint ventures entered into between the Company and the U.S. military to design, develop, construct/renovate and manage the military family housing located on or near various bases throughout the United States. The Company evaluates its investments in military housing project joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity (“VIE”) as defined under FASB Financial Interpretation No. 46 (as revised) (“FIN 46(R)”). The Company has concluded that each of the military housing project joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting. Our investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture’s operating agreement. The Company has exposure to loss to the extent of its investments, if any, and any receivables due from the project.

The Company entered into a joint venture in the third quarter of 2005 to develop and construct two student housing properties. The Company is accounting for the transaction as a financing arrangement because the Company originally owned the land and contributed it to the joint venture and the Company has the option to purchase the joint venture partner’s interest in the joint venture within one year of completion of the properties and because the Company has provided certain guarantees for the completion of construction and for a portion of the construction loans. Therefore, the Company accounts for its investment in the joint venture by including the joint venture’s assets and liabilities in the Company’s consolidated financial statements.

Income Taxes

 The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2004. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. We believe we are organized and operate in a manner that allows us to qualify for taxation as a REIT under the Code, and it is our intention to adhere to these requirements and maintain the Company’s REIT status in the future. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, other than with respect to the Company’s taxable REIT subsidiaries.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, as revised, “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions. There was no material impact as of and for the three and six-month periods ended June 30, 2006.

In November 2004, the Company established an equity incentive plan (the “Plan”) that provides for the issuance of up to 2,000,000 common shares pursuant to options, restricted share awards, share appreciation rights, performance units and other equity based awards.  During the six-month period ended June 30, 2006 and the year ended December 31, 2005, the Company issued 9,108 and 33,854 restricted common shares, respectively, under the Plan to non-employee members of the Company’s Board of Trustees. The restricted common shares vest over a three-year period from the grant date. The restricted common shares are entitled to the same dividend and voting rights during the vesting period as the issued and outstanding common shares. The fair value of the awards was calculated based on the closing market price of the Company’s common shares on the grant date and is expensed on a straight-line basis over the vesting period. The Company recognized non-cash stock-based compensation expense related to the restricted common shares of $38,000 and $21,000, for the three months ended June 30, 2006 and 2005, respectively, and $75,000 and $46,000 for the six months ended June 30, 2006 and 2005, respectively.

3. Real Estate Investments and Acquisitions

As of June 30, 2006, the Company owned 61 student housing properties located near 43 colleges and universities in 24 states. These properties contain an aggregate of 11,494 units and 37,014 beds. The Company’s investment in student housing properties at June 30, 2006 and December 31, 2005, which includes construction in progress relating to two student housing properties under development pursuant to a joint venture with an institutional partner, was as follows (in thousands):

	June 30, 2006	December 31, 2005
Land	$129,671	$110,634
Building and improvements	1,159,774	1,055,157
Residential furniture and appliances	30,749	26,159
Construction in progress	36,460	18,305
	$1,356,654	$1,210,255

During the three months ended June 30, 2006, the Company acquired one student housing property located in Columbia, South Carolina and serving the University of South Carolina, containing 264 units and 924 beds, for a purchase price of approximately $36.9 million. The Company estimated $396,000 of the purchase price to be the fair value of in-place leases.

During the three months ended March 31, 2006, the Company acquired six student housing properties located near six colleges and universities in six states with an aggregate of 994 units and 2,750 beds for an aggregate purchase price of approximately $82.6 million. The Company estimated $904,000 of the aggregate purchase price to be the fair value of in-place leases.

The purchase accounting has been recorded on a preliminary basis pending results of the final allocation. The results of operations of these properties are included in the accompanying statements of operations from the respective acquisition dates.

4. Investments in Military Housing Projects

The acquisition of our ownership interests in the joint venture that initially owned the rights relating to our Fort Carson and Fort Eustis/Story military housing projects was recorded at the fair value of the consideration paid in the amount of $31.0 million. The underlying book value of the equity on the acquisition date was approximately $11.5 million. The remaining $19.5 million of this investment is being amortized based on the then current fiscal year revenue as a percentage of the estimated revenue to be earned over the remaining lives of the projects, which are 45 years for the Fort Carson project and 50 years for the Fort Eustis/Story project. Amortization expense was $0.1million for the three months ended June 30, 2006, and less than $0.1 million for the three months ended June 30, 2005. Amortization expense was $0.2 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively. The accumulated amortization of the excess purchase price was $0.5 million and $0.3 million at June 30, 2006 and December 31, 2005, respectively.

During the six months ended June 30, 2006, the Company received $0.6 million of equity distributions from Fort Carson Family Housing LLC.  The carrying value of this investment was $27.3 million at June 30, 2006 and $26.1 million at December 31, 2005. The Company earns a preferred return on its investment in Fort Carson Family Housing LLC, plus 30% of the project’s Available Cash (defined as net operating income minus debt service and general reserves) until June 2015, and 10% of the project’s Available Cash thereafter. For the six months ended June 30, 2006, the preferred return plus 30% of

Available Cash earned was $2.0 million. The project began repaying the Company’s initial investment in Fort Carson Family Housing LLC in July 2005. The equity is expected to be completely repaid by 2015.

In November 2004, the Company and Benham Military Communities, LLC formed a joint venture known as GMH/Benham Military Communities LLC for the purpose of investing in the Navy Northeast Region military housing project. The Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC’s 10% interest is accounted for as minority interest and is included in other liabilities.  In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC earns a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment was $12.2 million at June 30, 2006 and $11.7 million at December 31, 2005.

Effective May 1, 2006, the Company officially partnered with the U.S. Department of the Army, to be the private sector partner for the design, development, construction/renovation and management of the military family housing communities at Fort Gordon located near Augusta, Georgia. The 50-year term of the Fort Gordon project includes a six-year Initial Development Period with project costs of approximately $110.0 million.

On May 1, 2006, the Company also acquired an ownership position and commenced property management and maintenance services for the U.S. Department of the Army’s military family housing at Carlisle Barracks and Picatinny Arsenal, located in Carlisle, PA and Dover, NJ, respectively. The Company commenced providing property management and maintenance services at the two installations on May 1, 2006, when one of the Company’s subsidiaries entered into agreements with the Army, including a 50-year ground lease for the purpose of owning and managing the housing inventory at the two installations. Under the agreements, the Company will receive fees for the provision of management and maintenance services at these installations. On July 21, 2006, financing was secured for the Carlisle/Picatinny project, and as of the date of this report, construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities. The housing project at the two installations covers an aggregate of 348 end-state housing units and has a five-year Initial Development Period.

5. Income Taxes

The Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries. The following table summarizes the Company’s provisions for income taxes for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Federal taxes	$1,027	$946	$1,850	$1,910

State taxes	187	172	337	348

Total provision	$1,214	$1,118	$2,187	$2,258

6. Notes Payable

During the three months ended June 30, 2006, a fixed-rate note payable, bearing interest at 5.57%, in the amount of $28.0 million was assumed relating to the acquisition of a student housing property. This note requires monthly interest-only payments through December 2006. Thereafter, monthly principal and interest payments of approximately $160,000 are due until the loan matures in November 2014, with a balloon payment of $24.7 million due at maturity. In conjunction with the purchase accounting for this property, the net carrying value of the assumed note payable was decreased by $0.7 million to record the note at its estimated fair value. The fair value of the note was calculated as the difference between the present value of the note using a current estimated market rate of interest and the outstanding principal amount. This amount is being amortized as an adjustment to interest expense over the term of the related debt.

At June 30, 2006, notes payable totaling $766.9 million were secured by 54 student housing properties with a cost basis of $1,145.2 million. In addition, as of June 30, 2006, we had $23.8 million in construction loan indebtedness outstanding that was secured by two student housing properties under development through a joint venture. This indebtedness had a weighted average interest rate of 6.97%, matures in 2008, and requires monthly payments of interest only. Such interest will be capitalized until the end of the construction period in August/September 2006.

On January 12, 2006, the Company placed new mortgage debt on the corporate headquarters in the amount of $5.7 million. The new mortgage debt has a term of 10 years with a fixed interest rate of 5.58%, and requires monthly payments of interest only.

7. Line of Credit

In November 2004, the Company entered into a $150 million three-year unsecured revolving credit facility, subject to increase to $250 million (the “Credit Facility”), with a consortium of banks. The Credit Facility provides for the issuance of up to $20 million of letters of credit, which is included in the $150 million available under the Credit Facility. The Company’s availability under the Credit Facility, as amended, is limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool as of the end of the previous quarter (which as of June 30, 2006 consisted of seven student housing properties, and in no event may contain fewer than five student housing properties) and 50% of the value of the Company’s cash flow from the management, development and renovation of military housing projects and student housing properties in the previous quarter, provided that the total cash flow attributable to annualized management fees does not exceed 50% of the borrowing base.

As of June 30, 2006, the Company had $93.0 million outstanding under the Credit Facility, bearing interest at a Eurodollar rate based on 30-day LIBOR and 60-day LIBOR ranging from 5.13% to 5.29%, plus 2.125%, resulting in total interest rates ranging from 7.26% to 7.42%. As of June 30, 2006, there were no letters of credit outstanding under the Credit Facility, and the Company had an additional $57.0 million in total borrowings available under the Credit Facility.

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

Given that the Company’s compliance with debt covenants under the Credit Facility is determined as of the end of each fiscal quarter, the Company cannot determine at this time whether it will be in compliance with each of the debt covenants throughout 2006. If the Company is deemed to be in noncompliance with any of its debt covenants, and the Company is unable to obtain a waiver from the syndicate lenders and therefore is restricted from drawing additional borrowings from the Credit Facility, it has several alternatives to it. In addition to its cash flows from operations, the Company can finance unencumbered properties or refinance existing debt, sell assets or reduce its dividend to shareholders. The Company would evaluate each of these alternatives upon an event of noncompliance with the debt covenants under the Credit Facility and will take action necessary to ensure that the Company has adequate financial resources available to it to operate as a going concern.

During the three months ended June 30, 2006, as a result of the ongoing delay in the filing of the  Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, the Company obtained waivers of the covenant under its Credit Facility that requires the Company to deliver audited financial statements for the 2005 fiscal year no later than 90 days after the fiscal year end, and unaudited quarterly financial statements no later than 45 days after each fiscal quarter. These waivers extended the period by which the Company may deliver the financial statements relating to the year ended December 31, 2005 and the quarter ended March 31, 2006 until August 15, 2006, and the financial statements for the three months ended June 30, 2006 until September 15, 2006. The Company has paid an aggregate of $470,000 in fees in connection with obtaining these waivers, $240,000 of which was charged to expense in the second quarter.

As of June 30, 2006, the Company failed to comply with the financial covenants under the Credit Facility that required maintenance of an interest coverage ratio equal to or greater than 2.00x, and a fixed charge coverage ratio equal to or greater than 1.75x. On September 1, 2006, the Company entered into a Third Amendment and Waiver to Credit Agreement with the lender syndicate under the Credit Facility. Under the agreement, the lender syndicate provided waivers of the Company’s noncompliance with these financial covenants as of the end of the quarter ended June 30, 2006. In addition, the agreement provided for amendments to the definitions of the terms “consolidated EBITDA” and “funds from operations” to permit the Company to add back the non-recurring expenses relating to the special investigation performed by the Audit Committee and to the formation and operations of the Company’s Special Committee in connection with its review of strategic alternatives. In addition, the agreement included an amendment to the Company’s total leverage ratio, commencing with the quarter ended June 30, 2006, from 60% to 70%. Under the terms of the amendment, the 70% total leverage ratio will be in effect through December 31, 2006, and thereafter will revert to 60%. Commencing with the quarter ended June 30, 2006 and through December 31, 2006, the applicable rate on all amounts outstanding under the credit facility, as amended, when the Company’s leverage ratio exceeds 65% will be 2.625% and 2.00% for Eurodollar rate loans and prime rate loans, respectively. The Company incurred $540,000 in fees in connection with obtaining this waiver and amendment.

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

The Company provided certain functions to entities affiliated with Gary M. Holloway, Sr., including human resources, legal and information technology. Such costs totaled $42,000 and $93,000 during the three months ended June 30, 2006 and June 30, 2005, respectively, and $85,000 and $191,000 during the six months ended June 30, 2006 and June 30, 2005, respectively, and are included in expense reimbursement from related parties in the accompanying consolidated statements of operations.

The Company leases space in its corporate headquarters to entities wholly-owned by Gary M. Holloway, Sr. Rental income from these entities totaled $39,000 and $78,000 during the three and six months ended June 30, 2006, respectively, and $61,000 and $122,000 during the three and six months ended June 30, 2005, respectively, and are included in rent and other property income in the accompanying consolidated statements of operations.

The Company provided property management consulting services to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Mr. Holloway, in connection with property management services that GMH Capital Partners Asset Services, LP performed related to five student housing properties containing a total of 2,172 beds. The Company earned consulting fees equal to 80% of the management fees that GMH Capital Partners Asset Services, LP earned for providing the property management services. For the three and six months ended June 30, 2005, such fees totaled $73,000 and $134,000, respectively. As of January 1, 2006, the management agreements relating to four of these properties were assigned from GMH Capital Partners Asset Services, LP to a subsidiary of the Company, and the management agreement relating to the fifth property was terminated. As a result, no such consulting fees were earned by the Company during the three or six months ended June 30, 2006. In addition, the Company earned management fees from an additional property in which Mr. Holloway is an investor. During the three and six months ended June 30, 2006, such income totaled $17,000 and $37,000, respectively, and $197,000 during the six months ended June 30, 2005. No such income was received during the three months ended June 30, 2005.

The Company is reimbursed by joint ventures relating to certain military housing projects in which the Company has an ownership interest, as well as student housing properties under the Company’s management in which Mr. Holloway was an investor through March 2005, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. The reimbursement of these costs is reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2006, such reimbursed costs totaled $17.5 million and $30.9 million, respectively. During the three and six months ended June 30, 2005, such reimbursed costs totaled $12.2 million and $20.2 million, respectively. In addition, included in accrued expenses is a liability of $2.0 million due back to the joint venture that owns the Navy Northeast Region project that primarily relates to an overfunding of reimbursable expenses.

Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to certain student housing properties and military housing projects that we have acquired or refinanced. In connection with the purchase of title insurance for these student housing properties and military housing projects, premiums were paid to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title insurance companies paid to Bryn Mawr Abstract, Inc. $39,000 and $183,000 during the three and six months ended June 30, 2005, respectively, for the provision of title abstract services, and $187,000 during the three and six months ended June 30, 2006.

Mr. Holloway owns GMH Capital Partners Commercial Realty LP, an entity that has provided real estate consulting and brokerage services for real estate transactions. During the six months ended June 30, 2005, GMH Capital Partners Commercial Realty LP received aggregate commissions of $284,000, respectively, and no such payments were made during the three months ended June 30, 2005 or during the three and six months ended June 30, 2006.

In February 2005, the Company transferred its interest in Corporate Flight Services, LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway. Corporate Flight Services, LLC had a net deficit of $171,000, net of $180,000 tax expense related to a taxable gain upon the transfer to Mr. Holloway, on the date it was transferred back to Mr. Holloway. This transfer was accounted for as a capital contribution to additional paid-in capital. During the three and six months ended June 30, 2006, the Company paid to Corporate Flight Services, LLC $266,000 and $500,000, respectively, in connection with use of the aircraft for student housing and military housing related travel. During the three and six months ended June 30, 2005, the Company paid to Corporate Flight Services LLC $157,000 for use of the aircraft.

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

9. Commitments and Contingencies

As of June 30, 2006, we had agreements to acquire five student housing properties, a portfolio that contains up to 13 student housing properties, and eight undeveloped parcels of land for the development of four future student housing properties, for an aggregate purchase price of $340.5 million and had placed deposits related to such acquisitions totaling approximately $7.5 million.

With regard to military housing projects at Army bases, the Company is typically required to fund its portion of the equity commitment to the project’s joint venture after all other sources of funding for the project have been expended. With respect to the Company’s Navy Northeast Region project, however, the Company was required to fund the equity commitment at commencement of the project. In connection with finalizing the agreements with the DoD for the Company’s military housing projects, the Company has committed to contribute the following aggregate amounts as of June 30, 2006 (in thousands):

2006	$2,000
2007	5,900
2010	6,600
2011 and thereafter	18,800
Total	$33,300

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

In 2004, the Company entered into employment agreements with three of its executive officers. Each employment agreement is for an initial three-year term beginning on November 2, 2004 and provides for base salaries aggregating $975,000 in each of the three years. The base salaries increase annually effective January 1 of each year by a minimum amount equal to at least the percentage increase in the Consumer Price

Index. On December 31, 2005, the Company and one of its executive officers entered into a separation agreement, pursuant to which the executive resigned from his position as an officer of the Company and effectively terminated his employment agreement with the Company. Under the terms of the separation agreement, the executive remained eligible for an incentive bonus award for the fiscal year 2005, which was paid to the executive in June 2006. In addition, the executive has agreed to remain subject to certain restrictive covenants contained in the employment agreement, including non-disclosure of confidential information, non-competition and non-solicitation of employees, assignment of intellectual property rights, and on-going cooperation with the Company in connection with pending matters.  The Company and the executive separately executed a Consulting Agreement, dated January 1, 2006, pursuant to which the executive has agreed to provide consulting services to the Company for an initial term through May 31, 2007. The Company is paying the former executive $25,000 per month during the term of the Consulting Agreement as compensation for his services, which payments are being charged to expense as incurred.

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2006 and December 31, 2005.

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

	Three Months Ended June 30,
	2006				2005 (Restated)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)

Revenue:
Rent and other property income	$43,994	$—	$39	$44,033	$29,702	$—	$61	$29,763
Expense reimbursements:
Related party	103	17,457	115	17,675	—	12,247	122	12,369
Third party	1,389	—	—	1,389	1,303	—	—	1,303
Management fees:
Related party	17	2,084	—	2,101	—	1,543	—	1,543
Third party	647	—	—	647	1,008	—	—	1,008
Other fee income, related party	—	5,581	—	5,581	—	3,619	—	3,619
Other income	32	14	7	53	22	—	34	56
Total revenue	46,182	25,136	161	71,479	32,035	17,409	217	49,661

Operating Expenses:
Property operating expense	18,217	1,513	—	19,730	10,844	1,286	—	12,130
Reimbursed expenses	1,492	17,457	115	19,064	1,303	12,247	122	13,672
Real estate taxes	4,353	—	24	4,377	3,143	—	—	3,143
Administrative expenses	—	—	4,535	4,535	—	—	2,834	2,834
Audit Committee and Special Committee expenses	—	—	2,301	2,301	—	—	—	—
Depreciation and amortization	10,507	130	78	10,715	8,565	19	99	8,683
Interest	11,235	—	441	11,676	6,681	—	220	6,901
Total operating expenses	45,804	19,100	7,494	72,398	30,536	13,552	3,275	47,363
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	378	6,036	(7,333)	(919)	1,499	3,857	(3,058)	2,298
Equity in earnings of unconsolidated entities	—	1,174	—	1,174	—	455	—	455
Income (loss) before income taxes and minority interest	378	7,210	(7,333)	255	1,499	4,312	(3,058)	2,753
Income tax (benefit) expense	(232)	1,446	—	1,214	15	1,103	—	1,118
Income (loss) before minority interest	610	5,764	(7,333)	(959)	1,484	3,209	(3,058)	1,635
Minority interest	266	2,514	(3,198)	(418)	734	1,587	(1,512)	809
Net (loss) income	$344	$3,250	$(4,135)	$(541)	$750	$1,622	$(1,546)	$826

	Six Months Ended June 30,
	2006				2005 (Restated)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)

Revenue:
Rent and other property income	$87,992	$—	$78	$88,070	$55,482	$—	$122	$55,604
Expense reimbursements:
Related party	189	30,694	172	31,055	186	20,060	210	20,456
Third party	2,725	—	—	2,725	2,577	—	—	2,577
Management fees:
Related party	37	4,103	—	4,140	197	3,133	—	3,330
Third party	1,655	—	—	1,655	1,545	—	—	1,545
Other fee income, related party	—	10,261	—	10,261	—	6,884	70	6,954
Other income	83	23	38	144	75	24	68	167
Total revenue	92,681	45,081	288	138,050	60,062	30,101	470	90,633

Operating Expenses:
Property operating expense	34,883	3,052	—	37,935	20,208	1,990	—	22,198
Reimbursed expenses	2,914	30,694	172	33,780	2,763	20,060	210	23,033
Real estate taxes	8,530	—	48	8,578	5,155	—	—	5,155
Administrative expenses	—	—	8,300	8,300	—	—	5,776	5,776
Audit Committee special investigation expenses	—	—	4,876	4,876	—	—	—	—
Depreciation and amortization	20,659	249	156	21,064	16,044	54	310	16,408
Interest	21,671	—	959	22,630	11,793	—	465	12,258
Total operating expenses	88,657	33,995	14,511	137,163	55,963	22,104	6,761	84,828
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	4,024	11,086	(14,223)	887	4,099	7,997	(6,291)	5,805
Equity in earnings of unconsolidated entities	—	2,390	—	2,390	—	941	—	941
Income (loss) before income taxes and minority interest	4,024	13,476	(14,223)	3,277	4,099	8,938	(6,291)	6,746
Income tax (benefit) expense	(232)	2,419	—	2,187	15	2,243	—	2,258
Income (loss) before minority interest	4,256	11,057	(14,223)	1,090	4,084	6,695	(6,291)	4,488
Minority interest	1,883	4,862	(6,254)	491	2,017	3,307	(3,107)	2,217
Net income (loss)	$2,373	$6,195	$(7,969)	$599	$2,067	$3,388	$(3,184)	$2,271

	Student Housing	Military Housing	Corporate	Total
	(in thousands)
As of June 30, 2006:
Total assets	$1,341,102	$58,761	$16,722	$1,416,585
Total liabilities	$888,895	$(10,739)	$84,679	$962,835
As of December 31, 2005:
Total assets	$1,206,555	$59,242	$12,154	$1,277,951
Total liabilities	$769,469	$(3,682)	$26,665	$792,452

11. Earnings Per Common Share

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2006 and June 30, 2005 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005 (Restated)
	Basic	Diluted	Basic	Diluted

Net income (loss)	$(541)	$(541)	$826	$826
Minority interest	—	(418)	—	809

Income (loss) available to common shareholders	$(541)	$(959)	$826	$1,635

Weighted-average common shares outstanding	40,872,036	40,872,036	30,350,989	30,350,989
Warrant	—	601,206	—	1,818,030
Units of limited partnership held by minority interest holders	—	31,624,617	—	29,708,356
Restricted common shares	—	—	—	1,064
Total weighted-average shares outstanding	40,872,036	73,097,859	30,350,989	61,878,439
Earnings (loss) per common share	$(0.01)	$(0.01)	$0.03	$0.03

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005 (Restated)
	Basic	Diluted	Basic	Diluted

Net income	$599	$599	$2,271	$2,271
Minority interest	—	491	—	2,217

Income available to common shareholders	$599	$1,090	$2,271	$4,488

Weighted-average common shares outstanding	40,275,829	40,275,829	30,350,989	30,350,989
Warrant	—	1,636,199	—	1,819,651
Units of limited partnership held by minority interest holders	—	31,625,960	—	29,634,589
Restricted common shares	—	—	—	1,072
Total weighted-average shares outstanding	40,275,829	73,537,988	30,350,989	61,806,301
Earnings per common share	$0.01	$0.01	$0.07	$0.07

In connection with the Company’s formation transactions during 2004, the Company and its Operating Partnership issued a warrant to Vornado Realty Trust, a portion of which was exercised by Vornado upon the closing of the Company’s initial public offering. On November 2, 2004, in connection with the closing of the Company’s initial public offering, Vornado exercised the warrant for 6,666,667 units of limited partnership interest in our Operating Partnership at a price of $7.50 per unit. On May 2, 2006, the Company issued 1,817,247 common shares of beneficial interest to Vornado pursuant to the exercise of its warrant, dated July 27, 2004, as amended. Under the terms of the warrant, Vornado was entitled to exercise additional securities under the warrant, in the form of common shares of the Company or units of limited partnership interest in the Operating Partnership, at Vornado’s election, at any time through May 2, 2006 (the “Exercise Expiration Date”). In addition, under the terms of the warrant, Vornado was eligible to purchase the additional securities under the warrant for cash at the then applicable exercise price per share/unit, or to acquire the remaining securities under a cashless exercise feature. The warrant provided that, to the extent that Vornado did not exercise the remainder of the securities exercisable thereunder prior to the Exercise Expiration Date, then the warrant would be automatically exercised upon the Exercise Expiration Date for common shares of the Company under the cashless exercise provision of the warrant. Vornado did not provide notice of its intent to exercise the remainder of the warrant as of the Exercise Expiration Date, and, therefore, the warrant became automatically exercisable on that date for 1,817,247 common shares of the Company under the cashless exercise provision of the warrant.

On June 19, 2006, the Company declared a quarterly dividend of $0.2275 per outstanding common share. The dividend of $16.6 million was paid on July 14, 2006, of which $9.4 million and $7.2 million was paid to common shareholders and unitholders of the Operating Partnership, respectively, of record on June 30, 2006.

12. Acquisition of Real Estate Investments

The Company acquired 24 student housing properties and three land parcels during the year ended December 31, 2005 for and aggregate purchase price of approximately $548.5 million; one student housing property during the three months ended June 30, 2006 for a purchase price of $36.9 million, and seven student housing properties during the six months ended June 30, 2006, for an aggregate purchase price of $119.4 million. During the three and six months ended June 30, 2005, the Company acquired eight and 16 student housing properties, respectively, for an aggregate purchase price of $146.4 million and $317.8 million.  The results of operations for each of the acquired properties have been included in our statements of operations from the respective purchase dates.  All pro forma financial information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the purchases had been consummated on January 1, 2005, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information for the three- and six- month periods ended June 30, 2006 and June 30, 2005 gives effect to the acquisition of the 31 student housing properties as if the transactions had occurred on January 1, 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Pro forma revenue	$72,966	$70,499	$140,192	$121,456
Pro forma net income (loss)	$(552)	$1,212	$608	$3,020
Pro forma EPS – Basic	$(0.01)	$0.05	$0.02	$0.10
Pro forma EPS – Diluted	$(0.01)	$0.05	$0.01	$0.09

13. Restatement of Prior Results

The Company is restating its consolidated financial statements for the three and six months ended June 30, 2005 due to the discovery of errors in revenue recognition, depreciation and operating expenses related to certain transactions reported by the Company and to reclassify equity in earnings of unconsolidated entities. The following is a summary of previously reported and restated quarterly financial information for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Reported	As Restated	As Reported	As Restated

Total revenue	$50,619	$49,661	$92,823	$90,633
Net income	$1,562	$826	$3,380	$2,271
Basic earnings per common share	$0.05	$0.03	$0.11	$0.07
Diluted earnings per common share	$0.05	$0.03	$0.11	$0.07

The following provides a more detailed reconciliation of the amounts previously reported on Form 10-Q for the three and six months ended June 30, 2005 to the restated amounts (in thousands).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenue:
Total revenue previously reported	$50,619	$92,823
Reduction in expense reimbursement – related party	(622)	(1,275)
Reduction in management fees – third party	(3)	(106)
Reduction in other fee income – related party(a)	(333)	(809)
Total adjustments to revenues	(958)	(2,190)
Total revenues as restated	$49,661	$90,633

Net income:
Net income previously reported	$1,562	$3,380
Revenue recognition adjustments	(958)	(2,190)
Increase (reduction) in property operating expenses	(229)	396
Reduction of expense reimbursement	622	1,275
Increase in real estate taxes	(575)	(580)
Increase in administrative expenses	(93)	(102)
Increase in depreciation and amortization(b)	(613)	(1,564)
Increase in interest expense	(61)	(11)
Increase in equity in earnings of unconsolidated entities(a)	455	941
Increase in income taxes	(965)	(1,320)
Decrease in minority interest	1,681	2,046
Net income as restated	$826	$2,271

(a)   Includes the reclassification of $455,000 and $941,000 for the three and six months ended June 30, 2005, respectively, of preferred returns from military housing project joint ventures.

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

On July 21, 2006, financing was secured for the Carlisle/Picatinny project, in which the Company acquired an ownership position and to which the Company commenced providing property management and maintenance services effective as of May 1, 2006. As of the filing of this report, construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities.

On August 1, 2006, the Company acquired two student housing properties, containing an aggregate of 203 units and 696 beds, for an aggregate purchase price of approximately $41.4 million. These acquisitions were financed through the placement of new mortgage debt on the properties and borrowings under the Company's Credit Facility. With respect to the property located in San Diego, California, the Company placed $28.6 million in 10-year, interest-only mortgage debt on the property, with a fixed interest rate of 5.97%. With respect to the property located in Mankato, Minnesota, the Company placed $3.0 million in 10-year, interest-only, mortgage debt on the property, with a fixed interest rate of 6.19%.

On August 17, 2006, the Company completed the acquisition of an aggregate of five contiguous land parcels for the development of a student housing property located near Sam Houston State University in Huntsville, TX. The land parcels were acquired for an aggregate purchase price of approximately $1.8 million, which was financed primarily from borrowings under the Company’s Credit Facility.

Effective as of September 6, 2006, the Company entered into a Third Amendment and Waiver to Credit Agreement with the lender syndicate under the Credit Facility. Under the agreement, the lender syndicate provided waivers of the Company’s financial covenants relating to the requirement to maintain an interest coverage ratio equal to or greater than 2.00x, and a fixed charge coverage ratio equal to or greater than 1.75x, each as of the end of the quarter ended June 30, 2006. In addition, the agreement provided for amendments to the definitions of the terms “consolidated EBITDA” and “funds from operations” to permit the Company to add back the non-recurring expenses relating to the special investigation performed by the Audit Committee and to the formation and operations of the Company’s Special Committee in connection with its review of strategic alternatives. In addition, the agreement included an amendment to the Company’s total leverage ratio, commencing with the quarter ended June 30, 2006, from 60% to 70%. Under the terms of the amendment, the 70% total leverage ratio will be in effect through December 31, 2006, and thereafter will revert to 60%. Commencing with the quarter ended June 30, 2006 and through December 31, 2006, the applicable rate on all amounts outstanding under the credit facility, as amended, when the Company’s leverage ratio exceeds 65% will be 2.625% and 2.00% for Eurodollar rate loans and prime rate loans, respectively. The Company incurred $540,000 in fees in connection with this waiver and amendment

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. As of June 30, 2006, we owned, or had ownership interests in, 61 student housing properties containing a total of 11,494 units and 37,014 beds, one undeveloped parcel of land held for development as student housing properties and three partially developed parcels of land, and we owned minority equity interests in joint ventures that own our military housing privatization projects. Additionally, as of June 30, 2006, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries operates, nine military housing privatization projects, comprising an aggregate of approximately 17,093 end-state housing units on 21 military bases.

On May 1, 2006, we officially closed on the award of the project that was under exclusive negotiation, comprising 887 end-state housing units on the base of Fort Gordon located near Augusta, Georgia. On May 1, 2006, we also acquired an ownership interest in the Army’s Carlisle Barracks and Picatinny Arsenal project and began providing management and maintenance services to this project, which covers 348 end-state units. On July 21, 2006, financing was secured for the project, and as of the filing of this report, construction and renovation agreements are in the process of being completed to permit the commencement of construction/renovation activities. We also are currently in the solicitation process with the U.S. Air Force for a military housing privatization project that is expected to cover four bases and 2,875 end-state housing units.

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

Currently, our operations are managed within two operating segments: (1) student housing and (2) military housing. This structure provides an effective platform for maximizing market penetration and optimizing operating economies of scale. In addition, we separately report a third segment with the activities of certain departments from a corporate level, which includes personnel that service GMH Communities Trust as a whole and support our overall operations.

Restatement of 2005 quarterly financial statements and identification of material weaknesses in internal control over financial reporting and disclosure controls and procedures

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, in the first quarter of 2006 the Audit Committee of our Board of Trustees conducted an investigation of certain accounting and financial reporting matters. The investigation identified material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2005. While we have initiated a remediation plan designed to address these material weaknesses, we cannot provide assurance that such plan will effect complete remediation of all of the identified material weaknesses as of the end of the 2006 fiscal year. In connection with the investigation, we reviewed our previously reported financial statements. Through this review, we identified adjustments that were material to the results we previously reported for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. Accordingly, we previously restated our financial statements for the three months ended March 31, 2005, and we are restating our financial statements for the three and six months ended June 30, 2005 in this report. In addition, we are in the process of restating our financial statements for the period ended September 30, 2005, which we expect to include in an amendment to our Quarterly Report on Form 10-Q for the three months ended September 30, 2005. Operating results for the three and six-month periods ended June 30, 2005 as presented in this report have been restated, and are provided in more detail in Note 13 to the consolidated financial statements contained in the section entitled “Financial Statements and Supplementary Data” in Part I, Item 1 of this report.

Student Housing

The student housing segment acquires, owns and manages off-campus student housing properties strategically located near college or university campuses. During the period beginning July 2004 and ending June 30, 2006, our rental revenue increased substantially as a result of the acquisition of our properties, including those properties acquired in our formation transactions. The rental payments we receive as a result of the properties that we own are reflected in our revenue. Additionally, operating expenses, real estate taxes and depreciation and amortization have increased as a result of these acquisitions. Further, interest expense has increased related to the financing of the properties we have acquired.

Historically, we have found certain property revenues and operating expenses to be cyclical in nature, and therefore not incurred ratably over the course of the year. As our properties are leased predominantly on an academic-year basis, certain of our operating revenues and expenses will vary from quarter to quarter depending on the leasing cycle. For example, we experience significant turnover costs during the third quarter of our fiscal year, in connection with preparing our properties for new residents prior to commencement of the new academic-year lease period, which typically begins in August or September. In addition, we also typically incur higher lease-up costs during the first two quarters of our fiscal year, as this is the period during which we heavily target students for leases that will commence for the next academic year. Property revenues and expenses may differ from expected results in the year of acquisition, depending on the timing of the acquisition in relation to the leasing cycle. We expect this trend to continue as we acquire additional properties. In comparing our operating statistics for the three months ended June 30, 2006 versus the same period in 2005, most of the key operating metrics for the student housing segment experienced significant increases, primarily as a result of the acquisition of additional properties during 2005 and the first half of 2006. Most notably, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, rent and other property income, depreciation and amortization, interest expense, real estate taxes, and property operating expense each increased significantly. These increases were due to a number of factors, including the increase in size of our portfolio in general, as well as the following: with respect to real estate taxes, more aggressive assessments by local taxing authorities with respect to certain of our student housing properties throughout 2005 and the first half of 2006; and with respect to property operating expenses due primarily to timing issues surrounding the dates on which we acquired properties in relation to the student housing leasing cycle, as noted above. During 2005 and the quarter ended June 30, 2006, we also experienced, and expect to continue to experience, increases in operating expenses (in addition to the proportionate increase associated with the increased number of properties owned in 2006 versus 2005) that will include increased utility expenses resulting from national trends in higher energy-related costs and higher insurance costs.

We earn management fees from managing properties for related parties and third parties. These fees are typically equal to a percentage of cash receipts or gross rental revenues generated by the managed properties, or equal to a fixed monthly amount, according to the management agreements for the properties we manage. We also have the ability to earn incentive management fees by achieving specified property-level performance criteria for certain properties we manage for third parties. Further, certain operating expenses incurred related to properties we manage for others are reimbursed by the owners of the properties managed. We expect to continue generating fee income revenue and operating expense reimbursements from the properties that we manage for others, although the amounts are expected to become less significant as a percentage of our overall revenues as rental income increases from the properties we own. During the second half of 2006, we expect to continue to pursue new third-party management agreements by utilizing relationships in the student housing market and providing our significant operational economies of scale as a savings mechanism for other third party owners, including institutional owners and individual student housing owners.

During the second half of 2006, we expect to acquire additional student housing properties and development projects that are located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. During 2005, we entered into a joint venture with an institutional partner to develop and construct two student housing properties. Under the terms of this venture, our joint venture partner agreed to fund 90% of the equity expected to be required for development of the properties, which includes acquisition costs for the properties and a portion of the development and construction costs, and we agreed to fund the remaining 10% of the required equity. The joint venture then obtained construction loans for the properties to be developed that permits draws for up to a certain percentage of the total cost of development. The terms of the joint venture provide that we manage the properties, including the development, construction and pre-leasing of the properties, and have the option to purchase our partner’s interest in the joint venture within one year after completion of the properties. In an effort to conserve our capital resources, we will consider, at least through the remainder of 2006, funding future acquisitions of student housing properties and development projects through joint venture structures. We also may determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital and projected returns with respect to the property. In addition to utilizing cash from operations and from our line of credit, we may leverage existing student housing properties which are underleveraged or unencumbered by debt to generate cash to fund the purchase of additional student housing properties or our equity investments in joint ventures. The timing of any additional acquisitions or development projects will be dependent upon various factors, including our ability to complete satisfactory due diligence, find suitable joint venture partners and agree upon mutually acceptable joint venture terms, obtain appropriate debt financing on the properties, and the availability of capital.

During the three months ended June 30, 2006, we executed agreements of sale relating to, in the aggregate, the purchase of a portfolio of 13 student housing properties from Capstone Properties for an aggregate purchase price of $247.0 million. On July 26, 2006, we gave notice to the seller that we were terminating agreements relating to two of the properties in the portfolio, in accordance with the terms of those agreements. On July 27, 2006, we entered into a first amendment to the agreements of sale (i) to formally terminate the agreement relating to those two properties, (ii) reduce the aggregate purchase price of the remaining 11 properties to approximately $223.0 million, and extend the due diligence period under the agreements through August 5, 2006. On August 2, 2006, our Board of Trustees approved the acquisition of the portfolio, subject to the Company’s receipt of appropriate financing. We expect to close on this acquisition during the fourth quarter of 2006.

During the three months ended June 30, 2006, we acquired a student housing property, College Park – Stadium Suites, located in Columbia, South Carolina and serving the University of South Carolina. The property contains 264 units and 924 beds and was acquired on April 20, 2006 for an acquisition price of approximately $36.9 million, including the assumption of approximately $28.0 million of existing 10-year fixed-rate mortgage debt with an interest rate of 5.57%.

As of June 30, 2006, with regard to our student housing segment, we:

•  owned 61 student housing properties containing a total of 11,494 units and 37,014 beds;

•  managed a total of 23 student housing properties owned by others, containing a total of 4,056 units and 13,122 beds; and we provided pre-leasing services for two student housing properties owned by others, which were under construction and when complete will contain a total of 455 units and 1,938 beds;

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

On August 17, 2006, the Company completed the acquisition of an aggregate of five contiguous land parcels for the development of a student housing property located near Sam Houston State University in Huntsville, TX. The land parcels were acquired for an aggregate purchase price of approximately $1.8 million, which was financed primarily from borrowings under the Company’s credit facility.

Military Housing

Our military housing segment develops, constructs, renovates and manages military housing privatization projects in which we acquire interests. Our military housing segment began generating revenue in the fourth quarter of 2003 with the initiation of our Fort Carson and Fort Stewart and Hunter Army Airfield projects. Revenue grew throughout 2005 and the first six months of 2006 with the addition of various other projects. We receive income from our military housing segment which is comprised primarily of fee income for providing development, construction/renovation and management services to our military housing privatization projects and from returns on the equity we invest in the projects. In addition, we earn business development fees from certain of our business partners in connection with our military housing privatization projects, such as our construction and architectural/engineering partners. We seek these fees as payment for our business development efforts incurred by us in connection with pursuing and coordinating the completion of military housing privatization projects that benefit these business partners. We also receive expense reimbursements, consisting primarily of payroll and related expenses, closing costs and transition costs we incur for the project in the 60 to 90-day period preceding the initiation of our management of the project. Typically, at the time we initiate management on a project, the project reimburses us for these amounts from the proceeds of the debt issued by the joint venture that owns the project.

As of June 30, 2006, we owned equity interests in the joint ventures that owned the nine military housing privatization projects currently in operation, encompassing 21 military bases totaling 17,093 end-state housing units. During the three and six months ended June 30, 2006, we earned fees for providing development, construction/renovation and management services to eight military housing privatization projects. With respect to the Carlisle/Picatinny project, which represents the ninth military housing privatization project in operation as of June 30, 2006, construction and renovation agreements for the project were still in the process of being negotiated. Therefore, we earned fees only for management services during the three and six-months ended June 30, 2006.

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

In February 2006, we entered into an agreement with American Eagle Communities Northeast LLC to obtain its rights to exclusively negotiate with the Army with respect the Carlisle/Picatinny project located in Carlisle, Pennsylvania and Dover, New Jersey. On May 1, 2006, we acquired an ownership interest in the Carlisle/Picatinny project and began providing property management and maintenance services to the project. On July 21, 2006, financing was secured for the project and, as of the date of this report, construction and renovation agreements were in the process of being completed to permit the commencement of construction/renovation activities. The 50-year project has a five-year initial development period and covers new construction and/or renovation of 348 end-state housing units.

By the end of 2006, we, together with the Army as our joint venture partner for our Fort Carson project, expect to receive Congressional approval to expand the Fort Carson project. The expansion is expected to have a four-year initial development period covering approximately 400 new housing units. If the proposed expansion plan is approved by Congress, financing is expected to be completed shortly thereafter. With the proposed expansion, the Fort Carson project would cover in excess of 3,000 end-state housing units.

With regard to trends and uncertainties in the military housing market, some of the bases included in our military housing privatization projects were targeted for closure or realignment in the latest round of the Base Realignment and Closure, or BRAC, process, which was initiated in 1988 and completed its fifth and, under current legislation, the final round in 2005. The Department of Defense (DoD) released its initial recommendations for BRAC in May 2005, and the BRAC Commission then voted to amend the DoD’s initial list on July 19, 2005. Under the BRAC Commission’s revisions, several bases were removed from the DoD’s list of bases targeted for closure, including the Submarine Base in New London, CT and the Portsmouth Naval Shipyard in Kittery, Maine. In addition, the BRAC Commission also proposed a less significant realignment at the Fort Eustis base under our Fort Eustis/Fort Story project in Newport News, Virginia than was proposed by the DoD, and the BRAC Commission proposed to close the Naval Air Station in Brunswick, Maine, which had been recommended by the DoD to be realigned.   Finally, the BRAC Commission voted to uphold the DoD’s recommendation to close the Walter Reed Army Medical Center in Washington, DC.  In September 2005, the BRAC Commission sent its report to the President regarding its findings and recommended changes to the DoD’s initial report, and President Bush accepted the BRAC Commission’s recommendations in their entirety. On November 9, 2005, the BRAC round was completed when Congress also approved the BRAC Commission’s recommendations in their entirety. Under the final BRAC list versus the original DoD recommendations, the number of affected military housing units covered by our existing projects was reduced from 2,500 to approximately 700 units, with these remaining approximately 700 units located at the Naval Air Station in Brunswick, Maine.  As of the filing of this report, no dates had been formally approved for closure of the Naval Air Station or the Walter Reed Army Medical Center; however, it is anticipated that such closures would occur no later than 2011 in accordance with applicable BRAC legislation.

We are in the process of finalizing plans with the Navy to restructure the terms and debt financing for the Navy Northeast Region project as a result of (i) the anticipated closure of the Naval Air Station, which covers approximately 723 end-state housing units and (ii) the need to further reduce the number of end-state housing units for the project overall by approximately 620 units due to changes in area housing market conditions that are affecting occupancy rates for the project. As part of the anticipated plan to reduce the scope of the Navy Northeast Region project, the joint venture entity that we own together with the Navy is in the process of restructuring the outstanding bonds that were originally issued to finance the project. We expect the restructuring to be completed during the fourth quarter of 2006.

With respect to the BRAC-related closure of the Walter Reed Army Medical Center, we do not expect the closure to result in the loss of housing units, as these housing units are likely to be utilized by personnel who will be relocated from serving at Walter Reed to serving at nearby military facilities in the Washington, DC metropolitan area.

Our management team also had under review, as of August 18, 2006, 10 additional potential privatization project opportunities. These projects span multiple bases and total, in the aggregate, approximately 22,700 housing units. Individual projects identified as opportunities range from approximately 1,000 units to 5,500 units per project. We consider a project as “under review” once a base has been identified by the DoD for privatization and our management begins initial due diligence and evaluation of the economic and strategic value of the project. After further due diligence, we may decide not to pursue any of these potential privatization projects. We also will continue to pursue opportunities to acquire projects or project rights from our competitors, as well as opportunities to participate in pilot housing programs for unaccompanied military personnel.

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

•   standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing privatization projects, including hard and soft costs and financing costs are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. These fees are recognized when the various criteria stipulated in the contract have been satisfied.

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

•   equity returns are earned on our investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of June 30, 2006, only the Fort Carson project had passed its initial development period.

•   expense reimbursements are comprised primarily of renovation expenses and property management expenses, the costs of which are reimbursed by the military privatization projects to which they relate. The expenses include payments to third parties for renovation services, and include salaries and related costs of our employees that are managing the renovation and property management activities. We accrue expense reimbursements as the related expenses are incurred.

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

Minority Interest

Minority interest as initially recorded at the date of our initial public offering represented the net equity of our operating partnership, including the proceeds received from the sale of the warrant to Vornado Realty Trust, multiplied by the ownership percentage of holders of limited partnership units in our operating partnership other than the Company. Our operating partnership is obligated to redeem, at the request of a holder, each unit of limited partnership interest for cash or common shares on a one-for-one basis, at the Company’s option, subject to adjustments for share splits, dividends, recapitalizations or similar events; except that Gary M. Holloway, Sr. has the right to require that our operating partnership redeem his and his affiliates’ units of limited partnership interest for common shares, subject to his restriction from owning of more than 20% of the Company’s outstanding common shares. If the minority interest unit holders’ share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest holders to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. Distributions to limited partnership unit holders other than the Company are recorded as a reduction to minority interest.

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

Comparison of the Three Months Ended June 30, 2006

to the Three Months Ended June 30, 2005

	Three Months Ended June 30,
	2006				2005 (Restated)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)

Revenue:
Rent and other property income	$43,994	$—	$39	$44,033	$29,702	$—	$61	$29,763
Expense reimbursements:
Related party	103	17,457	115	17,675	—	12,247	122	12,369
Third party	1,389	—	—	1,389	1,303	—	—	1,303
Management fees:
Related party	17	2,084	—	2,101	—	1,543	—	1,543
Third party	647	—	—	647	1,008	—	—	1,008
Other fee income, related party	—	5,581	—	5,581	—	3,619	—	3,619
Other income	32	14	7	53	22	—	34	56
Total revenue	46,182	25,136	161	71,479	32,035	17,409	217	49,661

Operating Expenses:
Property operating expense	18,217	1,513	—	19,730	10,844	1,286	—	12,130
Reimbursed expenses	1,492	17,457	115	19,064	1,303	12,247	122	13,672
Real estate taxes	4,353	—	24	4,377	3,143	—	—	3,143
Administrative expenses	—	—	4,535	4,535	—	—	2,834	2,834
Audit Committee and Special Committee expenses	—	—	2,301	2,301	—	—	—	—
Depreciation and amortization	10,507	130	78	10,715	8,565	19	99	8,683
Interest	11,235	—	441	11,676	6,681	—	220	6,901
Total operating expenses	45,804	19,100	7,494	72,398	30,536	13,552	3,275	47,363
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	378	6,036	(7,333)	(919)	1,499	3,857	(3,058)	2,298
Equity in earnings of unconsolidated entities	—	1,174	—	1,174	—	455	—	455
Income (loss) before income taxes and minority interest	378	7,210	(7,333)	255	1,499	4,312	(3,058)	2,753
Income tax (benefit) expense	(232)	1,446	—	1,214	15	1,103	—	1,118
Income (loss) before minority interest	610	5,764	(7,333)	(959)	1,484	3,209	(3,058)	1,635
Minority interest	266	2,514	(3,198)	(418)	734	1,587	(1,512)	809
Net (loss) income	$344	$3,250	$(4,135)	$(541)	$750	$1,622	$(1,546)	$826

Student Housing

Revenue. Of the 61 properties owned as of June 30, 2006, we acquired 24 of the student housing properties during the twelve months ended December 31, 2005, six properties during the three months ended March 31, 2006, and one property during the three months ended June 30, 2006. Rent and other property income totaled $44.0 million for the three months ended June 30, 2006. As of June 30, 2005, we owned 46 student housing properties, with rent and other property income totaling $29.7 million for the three months ended June 30, 2005.

Expense reimbursements from related parties increased to $103,000 for the three months ended June 30, 2006. There were no expense reimbursements from related parties during the three months ended June 30, 2005. This increase was due to one student housing property, partially owned by an affiliate of Gary M. Holloway, Sr., that we began managing as of January 1, 2006. Expense reimbursements from third parties increased to $1.4 million for the three months ended June 30, 2006 from $1.3 million for the three months ended June 30, 2005. We expect expense reimbursements, which relate to properties we manage but do not own, to continue to become a less significant portion of our student housing revenues as rental revenues earned from additional properties that we acquire continues to increase.

Management fee income from related parties increased to $17,000 for the three months ended June 30, 2006. There were no management fees earned during the three months ended June 30, 2005 from related parties primarily due to the Company’s acquisition of two student housing properties from related parties in March 2005, which were managed by the Company prior to purchase. In addition, we ceased managing another student housing property in March 2005 as it was sold to a third party. The management fee income from related parties in 2006 consisted entirely of standard management fees related to the one student housing property partially owned by Mr. Holloway. Management fee income from third parties decreased to $0.6 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005, primarily due to the one-time payment in 2005 of approximately $400,000 in subordinate management fees from a property that we managed.

For the remainder of 2006, we expect management fee income to contribute less significantly to total revenues given the expected growth in rental revenue from the operations of properties we own.

Expenses.  Property operating expenses increased to $18.2 million for the three months ended June 30, 2006 from $10.8 million for the three months ended June 30, 2005, primarily due to expenses attributable to the 15 properties acquired from July 1, 2005 through June 30, 2006. Property operating expenses also include compensation and operating costs with respect to our student housing acquisitions department. We expect property operating expenses to continue to increase in the future as we acquire additional properties. With respect to properties that we currently own, we also expect to continue to experience increases in utility expenses resulting from national trends in higher energy-related costs.

Reimbursed expenses were substantially unchanged, increasing to $1.5 million for the three months ended June 30, 2006 from $1.3 million for the three months ended June 30, 2005.

Real estate taxes increased to $4.4 million for the three months ended June 30, 2006 from $3.1 million for the three months ended June 30, 2005, primarily due to the acquisition of 15 properties since the end the second quarter of 2005. We expect real estate taxes to continue to increase significantly in the future as we acquire additional properties, and to the extent that local authorities continue to aggressively pursue higher real estate tax assessments on properties that we currently own.

Depreciation and amortization increased to $10.5 million for the three months ended June 30, 2006 from $8.6 million for the three months ended June 30, 2005 as a result of acquiring 15 properties for an aggregate purchase price of $347.2 million from July 1, 2005 through June 30, 2006. The $10.5 million in 2006 is comprised of $8.8 million of depreciation and $1.7 million of lease intangible amortization, and the $8.6 million in 2005 is comprised of $5.7 million of depreciation and $2.9 million of lease intangible amortization. Depreciation expense increased primarily due to the acquisition of 15 properties since the end of the second quarter of 2005, and lease intangible amortization decreased primarily due to the timing and amount of acquisitions.

Interest expense increased to $11.2 million for the three months ended June 30, 2006, from $6.7 million in 2005. This increase was a result of the issuance and assumption of $229.3 million of debt, including borrowing under our line of credit, in connection with the acquisition of 15 properties from July 1, 2005 through June 30, 2006. During the three months ended June 30, 2006, the Company borrowed $23.0 million and repaid $5.0 million under the line of credit, and during the three months ended June 30, 2005, the Company borrowed $38.0 million and repaid $27.0 million under the line of credit.  We expect interest expense to increase in the future as we incur additional debt to fund acquisitions. For more information regarding the amount of fixed-rate and variable-rate indebtedness we held as of December 31, 2005 and June 30, 2006, see the section titled Quantitative and Qualitative Disclosures About Market Risk under Part I, Item 3 of this report.

Military Housing

Revenue. Expense reimbursements totaled $17.5 million for the three months ended June 30, 2006 as compared to $12.2 million for the three months ended June 30, 2005. This increase was primarily due to payroll and renovation expenses related to the nine military housing projects in operation as of June 30, 2006 as compared with the number of military housing projects in operation as of June 30, 2005; and closing costs and transition expenses for the Fort Gordon project, which commenced operations in May 2006, offset by decreases at the Fort Stewart/Hunter project caused by anticipated declines in renovation activities, as well as decreases at the Fort Carson project due to changes in the terms of the management contract in December 2005, which resulted in fewer reimbursable expenses being incurred directly by the project. The table below sets forth certain information regarding the revenue from expense reimbursements for each of our military housing projects for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
Project	2006	2005
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$1.2	$4.1
Fort Carson Project	0.7	2.0
Fort Hamilton Project	0.6	0.1
Walter Reed Army Medical Center and Fort Detrick Project	0.2	0.2
Fort Eustis/Fort Story Project	1.2	0.4
Navy Northeast Region Project	8.8	5.1
Fort Bliss/White Sands Missile Range Project(1)	3.4	0.3
Fort Gordon Project(2)	1.3	—
Carlisle/Picatinny Project(2)	0.1	—
Total	$17.5	$12.2

(1) Commenced operations in the third quarter of 2005.

(2) Commenced operations in the second quarter of 2006.

Management fees from related parties totaled $2.1 million for the three months ended June 30, 2006 compared to $1.5 million for the three months ended June 30, 2005. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which number will fluctuate based on the number of housing units that we construct/renovate or demolish during that period. Management fees from related parties increased during the three months ended June 30, 2006 as compared to the three months ended March 31, 2005, primarily due to commencement of operations relating to our Fort Bliss/White Sands Missile Range project during the third quarter of 2005, as well as due to increased occupancy and rental activity at our Fort Stewart/Hunter project and the commencement of our Fort Gordon project in the second quarter of 2006. The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
Project	2006	2005
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$0.3	$0.2
Fort Carson Project	0.3	0.3
Fort Hamilton Project	0.1	0.1
Walter Reed Army Medical Center and Fort Detrick Project	0.1	—
Fort Eustis/Fort Story Project	0.1	0.1
Navy Northeast Region Project	0.8	0.8
Fort Bliss/White Sands Missile Range Project(1)	0.3	—
Fort Gordon Project(2)	0.1	—
Total	$2.1	$1.5

(1) Commenced operations in the third quarter of 2005.

(2) Commenced operations in the second quarter of 2006.

Other fee income from related parties, which includes development and construction/renovation fees and business development fees, totaled $5.6 million for the three months ended June 30, 2006, as compared to $3.6 million for the same period in 2005. Of the 2006 amount, $4.5 million related to development and construction/renovation fees, and $1.1 million related to business development fees. The amount of other fee income from related parties that we receive during a fiscal period is affected by the number of housing units that we construct or renovate under our military housing projects during that period, which will fluctuate based on the point at which we are during the initial development period for the project. Other fee income from related parties increased during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily due increased construction/renovation activity relating to our Navy Northeast Region and Fort Eustis/Fort Story projects, and due to commencement of the development plans relating to our Fort Bliss/White Sands Missile Range project during the third quarter of 2005 and relating to our Fort Gordon project during the second quarter of 2006, offset by previously expected declines in construction and renovation activities at our Fort Stewart/Hunter project and our Walter Reed Army Medical Center and Fort Detrick projects. The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
Project	2006	2005
	(in millions)
Development and Construction/Renovation Fees
Fort Stewart and Hunter Army Airfield Project	$0.3	$1.1
Fort Carson Project	0.1	0.1
Fort Hamilton Project	0.2	0.2
Walter Reed Army Medical Center and Fort Detrick Project	0.1	0.4
Fort Eustis/Fort Story Project	0.4	0.1
Navy Northeast Region Project	1.8	0.8
Fort Bliss/White Sands Missile Range Project(1)	1.0	—
Fort Gordon Project(2)	0.6	—
Total development and construction/renovation fees	4.5	2.7

Business Development Fees	1.1	0.9

Total Other Fee Income from Related Parties	$5.6	$3.6

(1)  Commenced operations in the third quarter of 2005.

(2)  Commenced operations in the second quarter of 2006.

Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $1.2 million for the three months ended June 30, 2006 as compared to $0.5 million for the three months ended June 30, 2005. Of the amount for 2006, $0.2 million related to preferred returns from our Navy Northeast Region project, and $1.0 million related to our investment in Fort Carson Family Housing LLC. Of the 2005 amount, $0.2 million related to preferred returns from our Navy Northeast Region project and $0.3 million related to our investment in Fort Carson Family Housing LLC. The increase is primarily due to equity income received from net operating income distributions in connection with our Fort Carson project, which passed into its post-IDP phase in 2005.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel stationed in our corporate headquarters. These costs totaled $1.5 million for the three months ended June 30, 2006 as compared to $1.3 million in the same period of 2005.

Reimbursed expenses increased to $17.5 million for the three months ended June 30, 2006 from $12.2 million for the three months ended June 30, 2005, primarily due to payroll and renovation expenses related to the military housing projects in operation as of June 30, 2006, as well as closing costs and transition expenses for the Fort Gordon project, which commenced operations in the second quarter of 2006.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portions of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, decreased to $154,000 for the three months ended June 30, 2006 from $183,000 for the three months ended June 30, 2005. This decrease was primarily the result of decreases in common services provided by the Company and a decrease in rental revenue due to a reduction of office space leased by the entities affiliated with Mr. Holloway.

Other income, consisting primarily of interest income and fees earned from entities affiliated with Gary M. Holloway, Sr., was $34,000 for the three months ended June 30, 2005, as compared to $7,000 for the three months ended June 30, 2006. The other income received during the three months ended June 30, 2005 related to consulting management fees paid to the Company in connection with the provision of consulting management services for five student housing properties. On January 1, 2006, four of the management agreements relating to these properties were transferred to the Company from GMH Asset

Services Capital Partners, LP, at which time the management fee income for these properties was recorded in the Company’s student housing segment, and the fifth management agreement was terminated.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, increased to $4.5 million for the three months ended June 30, 2006 from $2.8 million for the three months ended June 30, 2005, primarily due to increased staffing and additional costs incurred in connection with the transition of financial management and an increase in professional fees.

Audit Committee and Special Committee expenses consist of legal fees, forensic accounting fees, incremental audit fees and waiver fees associated with waivers of covenants under our credit facility, incurred in connection with the special investigation performed by our Audit Committee and its independent counsel that commenced in the first quarter of 2006 and legal, financial advisory and Special Committee fees associated with the formation of the Special Committee to explore strategic alternatives for the Company. During the three months ended June 30, 2006, these fees totaled $2.3 million.

Depreciation, relating primarily to our corporate headquarters, decreased to $78,000 for the three months ended June 30, 2006 from $99,000 for the comparable period in 2005.

Interest expense increased to $0.4 million for the three months ended June 30, 2006 from $0.2 million for the three months ended June 30, 2005. This increase was primarily the result of an increase in overall interest rates under the Company’s credit facility.

Comparison of the Six Months Ended June 30, 2006

to the Six Months Ended June 30, 2005

	Six Months Ended June 30,
	2006				2005 (Restated)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)

Revenue:
Rent and other property income	$87,992	$—	$78	$88,070	$55,482	$—	$122	$55,604
Expense reimbursements:
Related party	189	30,694	172	31,055	186	20,060	210	20,456
Third party	2,725	—	—	2,725	2,577	—	—	2,577
Management fees:
Related party	37	4,103	—	4,140	197	3,133	—	3,330
Third party	1,655	—	—	1,655	1,545	—	—	1,545
Other fee income, related party	—	10,261	—	10,261	—	6,884	70	6,954
Other income	83	23	38	144	75	24	68	167
Total revenue	92,681	45,081	288	138,050	60,062	30,101	470	90,633

Operating Expenses:
Property operating expense	34,883	3,052	—	37,935	20,208	1,990	—	22,198
Reimbursed expenses	2,914	30,694	172	33,780	2,763	20,060	210	23,033
Real estate taxes	8,530	—	48	8,578	5,155	—	—	5,155
Administrative expenses	—	—	8,300	8,300	—	—	5,776	5,776
Audit Committee special investigation expenses	—	—	4,876	4,876	—	—	—	—
Depreciation and amortization	20,659	249	156	21,064	16,044	54	310	16,408
Interest	21,671	—	959	22,630	11,793	—	465	12,258
Total operating expenses	88,657	33,995	14,511	137,163	55,963	22,104	6,761	84,828

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	4,024	11,086	(14,223)	887	4,099	7,997	(6,291)	5,805
Equity in earnings of unconsolidated entities	—	2,390	—	2,390	—	941	—	941
Income (loss) before income taxes and minority interest	4,024	13,476	(14,223)	3,277	4,099	8,938	(6,291)	6,746
Income tax (benefit) expense	(232)	2,419	—	2,187	15	2,243	—	2,258
Income (loss) before minority interest	4,256	11,057	(14,223)	1,090	4,084	6,695	(6,291)	4,488
Minority interest	1,883	4,862	(6,254)	491	2,017	3,307	(3,107)	2,217
Net income (loss)	$2,373	$6,195	$(7,969)	$599	$2,067	$3,388	$(3,184)	$2,271

Student Housing

Revenue. Of the 61 properties owned as of June 30, 2006, we acquired 24 of the student housing properties during the twelve months ended December 31, 2005, and seven properties during the six months ended June 30, 2006. Rent from all of these properties totaled $88.0 million for the six months ended June 30, 2006. As of June 30, 2005, we owned 46 student housing properties, with rents from these properties totaling $55.5 million for the six months ended June 30, 2005.

Expense reimbursements from related parties remained at approximately $0.2 million for the six months ended June 30, 2006 and the six months ended June 30, 2005. Expense reimbursements from third parties increased to $2.7 million for the six months ended June 30, 2006 from $2.6 million for the six months ended June 30, 2005. We expect expense reimbursements, which relate to properties we manage but do not own, to continue to become a less significant portion of our student housing revenues as rental revenues earned from additional properties that we acquire continues to increase.

Management fee income from related parties decreased to $37,000 for the six months ended June 30, 2006 compared to $197,000 for the six months ended June 30, 2005. The management fee income from related parties in 2006 consisted entirely of standard management fees, as compared to $0.1 million of standard management fee income and $0.1 million of asset management fee income in 2005. This decrease in standard management fees was primarily due to the Company’s acquisition of two student housing properties from related parties in March 2005, which were managed by the Company prior to the acquisition. In addition, we ceased managing another student housing property in March 2005 as it was sold to a third party. Management fee income from third parties increased to $1.7 million for the six months ended June 30, 2006 from $1.5 million for the six months ended June 30, 2005, primarily due to the transfer to the Company on January 1, 2006 of management contracts relating to four properties for which we previously provided consulting management services to GMH Asset Services Capital Partners, LP.

For the remainder of 2006, we expect management fees to contribute less significantly to total revenues in the future given the expected growth in rental revenue from the operations of properties we own.

Expenses.  Property operating expenses increased to $34.9 million for the six months ended June 30, 2006 from $20.2 million for the six months ended June 30, 2005, primarily due to expenses attributable to the 15 properties acquired from July 1, 2005 through June 30, 2006. Property operating expenses also include compensation and operating costs with respect to our student housing acquisitions department. We expect property operating expenses to continue to increase in the future as we acquire additional properties. With respect to properties that we currently own, we also expect to continue to experience increases in utility expenses resulting from national trends in higher energy-related costs.

Reimbursed expenses were substantially unchanged, increasing to $2.9 million for the six months ended June 30, 2006 from $2.8 million for the six months ended June 30, 2005.

Real estate taxes increased to $8.5 million for the six months ended June 30, 2006 from $5.2 million for the six months ended June 30, 2005, primarily due to the acquisition of 15 properties since the end the second quarter of 2005. We expect real estate taxes to continue to increase significantly in the future as we acquire additional properties, and to the extent that local authorities continue to aggressively pursue higher real estate tax assessments on properties that we currently own.

Depreciation and amortization increased to $20.7 million for the six months ended June 30, 2006 from $16.0 million for the six months ended June 30, 2005 as a result of acquiring 15 properties for an aggregate purchase price of $347.2 million from July 1, 2005 through June 30, 2006. The $20.7 million in 2006 is comprised of $17.3 million of depreciation and $3.4 million of lease intangible amortization, and the $16.0 million in 2005 is comprised of $10.8 million of depreciation and $5.2 million of lease intangible amortization. Depreciation expenses increased primarily due to the acquisition of 15 properties since the end of the second quarter of 2005, and lease intangible amortization decreased primarily due to the timing and amount of acquisitions.

Interest expense increased to $21.7 million for the six months ended June 30, 2006, from $11.8 million in 2005. This increase was a result of the issuance and assumption of $229.3 million of debt, including borrowing under our line of credit, in connection with the acquisition of 15 properties from July 1, 2005 through June 30, 2006. During the six months ended June 30, 2006, the Company borrowed $93.0 million and repaid $36.0 million under the line of credit, and during the six months ended June 30, 2005, the Company borrowed $143.0 million and repaid $72.0 million under the line of credit.  We expect interest expense to increase in the future as we incur additional debt to fund acquisitions. For more information regarding the amount of fixed-rate and variable-rate indebtedness we held as of December 31, 2005 and June 30, 2006, see the section titled Quantitative and Qualitative Disclosures About Market Risk under Part I, Item 3 of this report.

Military Housing

Revenue. Expense reimbursements totaled $30.7 million for the six months ended June 30, 2006 as compared to $20.1 million for the six months ended June 30, 2005. This increase was primarily due to payroll and renovation expenses related to the nine military housing projects in operation as of June 30, 2006 as compared with the number of military housing projects in operation as of June 30, 2005; and closing costs and transition expenses for our Fort Gordon project, which commenced operations in May 2006. This increase was offset by decreases at our Fort Stewart/Hunter, Walter Reed Army Medical Center and Fort Detrick projects caused by anticipated declines in construction and renovation activities, as well as by decreases at our Fort Carson project due to changes in the terms of the management contract in December 2005, which resulted in fewer reimbursable expenses being incurred directly by the project. The table below sets forth certain information regarding the revenue from expense reimbursements for each of our military housing projects for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,
Project	2006	2005
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$2.4	$6.1
Fort Carson Project	1.3	3.7
Fort Hamilton Project	0.7	0.2
Walter Reed Army Medical Center and Fort Detrick Project	0.4	0.6
Fort Eustis/Fort Story Project	2.4	1.0
Navy Northeast Region Project	16.1	8.1
Fort Bliss/White Sands Missile Range Project(1)	6.0	0.4
Fort Gordon Project(2)	1.3	—
Carlisle/Picatinny Project(2)	0.1	—
Total	$30.7	$20.1

(1)  Commenced operations in the third quarter of 2005.

(2)  Commenced operations in the second quarter of 2006.

Management fees from related parties totaled $4.1 million for the six months ended June 30, 2006 compared to $3.1 million for the six months ended June 30, 2005. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which number will fluctuate based on the number of housing units that we construct/renovate or demolish during that period. Management fees from related parties increased during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to commencement of operations relating to our Fort Bliss/White Sands Missile Range project during the third quarter of 2005, as well as due to increased occupancy and rental activity at our Fort Stewart/Hunter project and the commencement of our Fort Gordon project in the second quarter of 2006. The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,
Project	2006	2005
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$0.7	$0.5
Fort Carson Project	0.7	0.6
Fort Hamilton Project	0.1	0.1
Walter Reed Army Medical Center and Fort Detrick Project	0.1	0.1
Fort Eustis/Fort Story Project	0.2	0.2
Navy Northeast Region Project	1.6	1.6
Fort Bliss/White Sands Missile Range Project(1)	0.6	—
Fort Gordon Project(2)	0.1	—
Total	$4.1	$3.1

(1) Commenced operations in the third quarter of 2005.

(2) Commenced operations in the second quarter of 2006.

Other fee income from related parties, which includes development and construction/renovation fees and business development fees, totaled $10.3 million for the six months ended June 30, 2006, as compared to $6.9 million for the same period in 2005. Of the 2006 amount, $8.1 million related to development and construction/renovation fees, and $2.2 million related to business development fees. The amount of other fee income from related parties that we receive during a fiscal period is affected by the number of housing units that we construct or renovate under our military housing projects during that period, which number will fluctuate based on the point at which we are during the initial development period for the project. Other fee income from related parties increased during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to increased construction/renovation activity relating to our Navy Northeast Region and Fort Eustis/Fort Story projects, and due to commencement of operations relating to our Fort Bliss/White Sands Missile Range project during the third quarter of 2005 and our relating to our Fort Gordon project during the second quarter of 2006, offset by previously expected declines in activities at our Fort Stewart/Hunter project. The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,
Project	2006	2005
	(in millions)
Development and Construction/Renovation Fees
Fort Stewart and Hunter Army Airfield Project	$0.9	$2.1
Fort Carson Project	0.2	0.2
Fort Hamilton Project	0.4	0.5
Walter Reed Army Medical Center and Fort Detrick Project	0.2	0.5
Fort Eustis/Fort Story Project	0.8	0.3
Navy Northeast Region Project	3.3	1.6
Fort Bliss/White Sands Missile Range Project(1)	1.7	—
Fort Gordon Project(2)	0.6	—
Total development and construction/renovation fees	8.1	5.2

Business Development Fees	2.2	1.7

Total Other Fee Income from Related Parties	$10.3	$6.9

(1)  Commenced operations in the third quarter of 2005.

(2)  Commenced operations in the second quarter of 2006.

Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $2.4 million for the six months ended June 30, 2006 as compared to $0.9 million for the six months ended June 30, 2005. Of the amount for 2006, $0.4 million related to preferred returns from our Navy Northeast Region project, and $2.0 million related to our investment in Fort Carson Family Housing LLC. Of the 2005 amount, $0.4 million related to preferred returns from our Navy Northeast Region project and $0.5 million related to our investment in Fort Carson Family Housing LLC. The increase is primarily due to equity income distributions received from the project’s Available Cash (defined as net operating income minus debt service and general reserves) in connection with our Fort Carson project, which passed into its post-IDP phase in 2005.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel stationed in our corporate headquarters. These costs totaled $3.1 million for the six months ended June 30, 2006 as compared to $2.0 million in the same period of 2005.

Reimbursed expenses increased to $30.7 million for the six months ended June 30, 2006 from $20.1 million for the six months ended June 30, 2005, primarily due to payroll and renovation expenses related to the military housing projects in operation as of June 30, 2006 and transition, payroll and renovation expenses for the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portions of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained the same for the six-month periods ended June 30, 2006 and June 20, 2005, at $0.3 million.

Other income, consisting primarily of interest income and fees earned from entities affiliated with Gary M. Holloway, Sr., decreased to $38,000 for the six months ended June 30, 2006, as compared to $68,000 for the six months ended June 30, 2005.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, and corporate aircraft, increased to $8.3 million for the six months ended June 30, 2006 from $5.8 million for the six months ended June 30, 2005, primarily due to increased staffing, additional costs incurred in connection with the transition of financial management and an increase in professional fees.

Audit Committee and Special Committee expenses consist of legal fees, forensic accounting fees, incremental audit fees and waiver fees associated with waivers of the covenants under our credit facility, all incurred in connection with the special investigation performed by our Audit Committee and its independent counsel that commenced in the first quarter of 2006, and legal, financial advisory and Special Committee fees associated with the formation of the Special Committee to explore strategic alternatives for the Company. During the six months ended June 30, 2006, these fees totaled $4.9 million.

Depreciation, relating primarily to our corporate headquarters and corporate aircraft, decreased to $0.2 million for the six months ended June 30, 2006 from $0.3 million for the six months ended June 30, 2005. This decrease was primarily the result of the disposition of the corporate aircraft during the first quarter of 2005.

Interest expense increased to $1.0 million for the six months ended June 30, 2006 from $0.5 million for the six months ended June 30, 2005. This increase was primarily the result of an increase in overall interest rates under the Company’s credit facility.

Liquidity and Capital Resources

Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses, (v) equity contributions to our investments in military housing projects, and (vi) distributions to shareholders and unitholders of our operating partnership. Our existing working capital and cash provided by operations, together with amounts available to us under our $150.0 million revolving credit facility are expected to be sufficient to meet our short-term liquidity requirements, excluding additional acquisition activity. Availability under the credit facility as of June 30, 2006 was limited to a borrowing base amount equal to the sum of 60% of the value of an unencumbered asset pool as of the end of the previous quarter (which in no event may contain fewer than five student housing properties) and 50% of the annualized value of our cash flow from our management of military housing privatization projects and student housing properties in the previous quarter. The credit facility was obtained by our operating partnership in November 2004, and GMH Communities Trust serves as guarantor for the credit facility. Advances under the credit facility bear interest, at the election of the borrower, at a Eurodollar rate based on LIBOR or a base rate based on the prime rate announced by Bank of America, N.A., as the administrative agent of the facility, plus an interest rate spread on both Eurodollar and prime rate loans that varies depending upon the Company’s leverage ratio. The credit facility also requires that we maintain certain corporate level financial covenants.

As of June 30, 2006, we had availability under the credit facility equal to $150.0 million, of which $93.0 million in borrowings was outstanding, and bearing interest at a Eurodollar rate based on 30-day LIBOR and 60-day LIBOR ranging from 5.13% to 5.29%, plus 2.125%, resulting in total interest rates ranging from 7.26% to 7.42%. As of June 30, 2006, there were no letters of credit outstanding under the credit facility.

In January 2005, we paid a distribution to our shareholders that caused us to violate a covenant under our credit facility that restricted us from making distributions greater than 95% of our funds from operations. We received a waiver of this instance of noncompliance from our lenders. We and the lenders also agreed to modify the covenant related to the payment of dividends to shareholders for the year ended December 31, 2005. Under the terms of the modification, we were restricted from paying distributions to our shareholders with respect to 2005 in excess of 110% of our funds from operations. In January 2006, we paid a dividend distribution to our shareholders that, when aggregated with distributions paid to shareholders during 2005, exceeded this 110% threshold for the year ended December 31, 2005. We also received a waiver of this instance of noncompliance with the financial covenant from our lenders. As of

January 1, 2006, the financial covenant restriction relating to these dividend payments reverted to the original terms under the credit facility, such that as of June 30, 2006 we were restricted from paying aggregate distributions to our shareholders for any given year in excess of 95% of our funds from operations for that year. In addition, the credit facility also contains an affirmative covenant requiring us to provide audited financial statements within 90 days after the end of each fiscal year, and unaudited quarterly financial statements within 45 days after the end of each fiscal quarter. As a result of the delay in filing our Annual Report on Form 10-K for the year ended December 31,2005, as well as the delay in filing our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 and this report, we obtained a waiver of this covenant from the lender syndicate that permitted us to deliver our audited financial statements for the 2005 fiscal year and quarterly financial statements for the first quarter of 2006 no later than August 15, 2006, and to deliver our quarterly financial statements for the second quarter of 2006 no later than September 15, 2006. As of June 30, 2006, we have paid fees totaling approximately $470,000 in connection with the above-referenced waivers obtained during 2006.

Effective as of September 6, 2006, we entered into a Third Amendment and Waiver to Credit Agreement with the lender syndicate under our credit facility. Under the agreement, the lender syndicate provided waivers of the Company’s financial covenants relating to the requirement to maintain an interest coverage ratio equal to or greater than 2.00x, and a fixed charge coverage ratio equal to or greater than 1.75x, each as of the end of the quarter ended June 30, 2006. In addition, the agreement provided for amendments to the definitions of the terms “consolidated EBITDA” and “funds from operations” to permit the Company to add back the non-recurring expenses relating to the special investigation performed by the Audit Committee and to the formation and operations of the Company’s Special Committee in connection with its review of strategic alternatives. In addition, the agreement included an amendment to the Company’s total leverage ratio, commencing with the quarter ended June 30, 2006, from 60% to 70%. Under the terms of the amendment, the 70% total leverage ratio will be in effect through December 31, 2006, and thereafter will revert to 60%. Commencing with the quarter ended June 30, 2006 and through December 31, 2006, the applicable rate on all amounts outstanding under the credit facility, as amended, when the Company’s leverage ratio exceeds 65% will be 2.625% and 2.00% for Eurodollar rate loans and prime rate loans, respectively.

The Company cannot determine at this time whether it will be in compliance with each of the debt covenants throughout the remainder of 2006. If the Company is deemed to be in noncompliance with any of its debt covenants, and the Company is unable to obtain a waiver from the syndicate lenders and therefore is restricted from drawing additional borrowings from the credit facility, it has several alternatives to accessing cash. In addition to cash flows from its operations, the Company can finance unencumbered properties or refinance existing debt, sell assets or reduce its dividends to shareholders.  The Company would evaluate each of these alternatives upon an event of noncompliance with the debt covenants under the credit facility.

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

Future dividends will be declared at the discretion of our board of trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our board of trustees deems relevant. For the second quarter of 2006, we declared a quarterly dividend distribution of $0.2275 per common share, payable to shareholders of record on June 30, 2006. We distributed this dividend on July 14, 2006, and at the same time, our operating partnership paid a distribution of $0.2275 per unit to holders of limited partnership interest in our operating partnership. We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. We expect that during the second half of 2006, our cash flow from operations will be insufficient to fund our anticipated dividend distributions. Therefore, we expect to rely on amounts available under our credit facility or through other third party debt financing to fund these distributions and other capital needs. In addition, our ability to maintain our quarterly dividend payment at its current rate may be affected by the current restriction under the terms of our credit facility that preclude us from making distributions to our shareholders in excess of 95% of funds from operations for the fiscal year. Our actual results of operations will be affected by a number of factors, including: the revenue we receive from our student housing properties; revenues from management fees in connection with management services that we will provide for student housing properties owned by others; revenues from our military housing projects; our operating expenses; interest expense; legal and accounting costs related to the investigation of the Audit Committee of our Board and related matters; costs related to our pending class action lawsuits and the activities of the Special Committee of our Board; expenses in connection with the implementation of remedial measures to address the material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures; and any unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Our Board may choose to pay a lower distribution in the event we are unable to obtain financing to pay our dividend at historical levels, or in order to assure compliance with applicable restrictive covenants on distributions under the terms of the credit facility.

As of June 30, 2006, 54 of our student housing properties were encumbered by security interests relating to notes payable aggregating $766.9 million and secured by first liens on the individual assets with an aggregate cost basis of approximately $1,145.2 million before accumulated depreciation. These notes payable had a weighted-average interest rate of 5.06%, mature at various dates between March 2007 and June 2024 and require monthly payments of principal and interest or monthly payments of interest only. In addition, we had $23.8 million in construction loan indebtedness outstanding that was secured by two of the student housing properties under development through a joint venture. This indebtedness had an overall weighted average interest rate of 6.97%, matures in 2008, and requires monthly payments of interest only. On January 12, 2006, the Company placed new mortgage debt on its corporate headquarters building in the amount of approximately $5.7 million. The new mortgage debt has a term of 10 years with a fixed-interest rate of 5.58%, and requires monthly payments of interest only.

With regard to our military housing privatization projects, we made a $9.5 million equity contribution in November 2004 relating to our Navy Northeast Region project and, as of June 30, 2006, had contractually committed to make equity contributions of $2.0 million in 2006 to our Fort Hamilton project; $5.9 million in 2007 to our Walter Reed Army Medical Center/Fort Detrick project; $3.6 million in 2010 for our Fort Eustis/Fort Story project; $3.0 million in 2010 to our Carlisle/Picatinny project; $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project; $6.3 million in 2011 for our Fort Bliss/White Sands project; and $4.5 million in 2011 for our Fort Gordon project. These equity contributions help to fund the development, construction and renovation of housing units at these bases during the respective terms of the projects. The timing of our equity contributions to these projects may be sooner or later than the years referenced above, depending upon when other project funds are available to the project from other sources. In addition, to the extent that Congressional approval is obtained regarding the pending Air Force military housing privatization project for which we are currently in the solicitation process, and we close on the award of this project as currently expected to occur prior to the end of 2006, we will be required to make an equity contribution at closing in the amount of approximately $8.0 million.

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

With regard to our currently owned student housing properties, we do not have any material short-term capital commitments, other than with respect to our short-term capital needs relating to the general expenses and costs associated with operating and managing these properties. We will require, however, funds in connection with our anticipated acquisitions of additional student housing properties. During the second half of 2006, we expect to acquire additional student housing properties and development projects that are located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. In an effort to conserve our available capital resources during 2006 and potentially for sometime thereafter, we will consider funding the acquisition of many of our future student housing properties and development projects through joint venture structures similar to the joint venture terms that we entered into with respect to our Orono, Maine and Bowling Green, Ohio development properties. The timing of any additional acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We intend to fund our equity portion of these joint ventures by using funds from our credit facility or from available cash from operations. We may also determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property. We expect that our primary source of funding for the equity associated with the acquisition of student housing properties and development projects during the remainder of 2006, whether done through joint venture structures or not, will be our credit facility and the placement of mortgage debt on the assets acquired.

With respect to our pending acquisition of 11 properties from Capstone Properties for a purchase price of $223.0 million, which we expect to close in the fourth quarter of 2006, we currently expect to fund the acquisition price through a combination of new mortgage indebtedness to be placed on the properties and from additional borrowings. In connection with obtaining these additional borrowings, the Company anticipates that it will increase the aggregate commitment available under its credit facility over its current amount of $150.0 million pursuant to the terms provided under the credit facility, or seek to obtain separate bridge financing. Assuming completion of the acquisition of the Capstone portfolio, and depending upon the size of our student housing acquisition pipeline for the next 12 months, the timing of closings on our properties, and the amount of cash required to fund planned student housing acquisitions, we may be required to seek additional financing in addition to funds obtained through the proposed increase in the total borrowing commitment available under the credit facility or separate bridge financing as referenced above. In that event, the Company has several alternatives to accessing cash that are being considered currently. In addition to cash flows from its operations, the Company can finance unencumbered properties or refinance existing debt, sell assets or reduce its dividends to shareholders in order to generate cash to fund the purchase of additional student housing properties. We also may pursue additional sizes or types of alternative financing, including obtaining bridge financing, replacing our current credit facility, or selling additional debt or equity securities. While we believe we will be able to obtain such funds, these funds may not be available on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, the outcome of the ongoing activities of the Special Committee of our Board, the outcome of our current litigation, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreement governing our credit facility. These financings could increase our level of indebtedness or result in dilution to our equity holders.

At least for the remainder of 2006, we also expect to incur significant fees in connection with the investigation performed by the Audit Committee of our Board and related matters, such as pending class action litigation, as well as the activities of the Special Committee of our Board. These fees primarily include additional legal and accounting expenses, as well as costs associated with implementing remedial measures to address the material weaknesses in our internal control over financial reporting that are described in more detail in Part I, Item 4 of this report titled “Controls and Procedures.”  These fees will impact the level of cash from operations that we would otherwise expect to be available for the acquisition of additional student housing properties, and therefore could affect the number of acquisitions that we seek to complete during 2006.

Long-term liquidity requirements with respect to our student housing and military housing segments consist primarily of amounts necessary to fund scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically at our properties, and the costs associated with acquisitions of student housing properties and awards or acquisitions of military housing privatization projects that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including existing working capital, cash provided by operations, and long-term mortgage indebtedness. We now expect our long-term liquidity requirements to be satisfied primarily through cash generated by operations that is not used to fund distributions, as well as the additional external financing sources discussed above.

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

The Company has exposure to market risk through fluctuations in market interest rates. Market interest rates are highly sensitive to many factors that are beyond our control. The Company’s market risk relates to its Line of Credit, variable rate debt obligations secured by properties and other obligations utilized for development related activities. As of June 30, 2006, the outstanding balance under the Line of Credit, variable rate debt obligations secured by properties and development related floating-rate obligations totaled $93.0 million, $30.1 million and $23.8 million, respectively. These variable rate obligations totaling $146.9 million represent approximately 17% of the Company’s consolidated debt outstanding as of June 30, 2006. The weighted average interest rate and maturity for variable rate debt is 7.12% and 1.8 years, respectively at June 30, 2006. The Company does not utilize interest rate hedging strategies or other related tools to mitigate interest rate risk for any of these obligations.

The Company obtains fixed rate mortgage debt upon acquisition or refinance as a funding source. As of June 30, 2006, the Company has $742.5 million, or approximately 83% of its total outstanding balance classified as fixed rate debt. Fixed rate debt assumed with the purchase of properties is recorded at fair value and marked-to-market at the acquisition date based on prevailing interest rates at the time of acquisition. The weighted average interest rate and maturity for fixed rate debt, on a fair value basis was, 4.98% and 6.9 years, respectively at June 30, 2006. As these debt instruments mature, the Company typically refinances such debt at the existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Regarding variable rate debt, interest rate changes generally do not affect the fair market value but do impact interest expense and cash flows, assuming other factors are held constant. A 100 basis point increase or decrease in market interest rates would result in an increase or decrease of approximately $.8 million in interest expense for the six month period ended June 30, 2006.

A change in market interest rates on our fixed rate debt impacts the fair value, but it has no impact on interest incurred or cash flows. The fair value of the debt as of June 30, 2006 is approximately $727.8 million.

As of June 30, 2006, we had $93.0 million in funds drawn from our credit facility, bearing a variable interest rate at a Eurodollar rate based on a 30-day LIBOR and 60-day LIBOR ranging from 5.13% to 5.29%, plus 2.125%, resulting in total interest rates ranging from 7.26% to 7.42%.

As of June 30, 2006, based on our variable rate debt balances described above, if interest rates were to increase by 1.0%, our interest expense would increase by approximately $1.5 million on an annual basis.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operating effectiveness as of June 30, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006. Such conclusion resulted from the identification of deficiencies that were determined to be material weaknesses as reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Notwithstanding management’s evaluation that our disclosure controls and procedures were not effective as of June 30, 2006, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

(b)          Change in Internal Control over Financial Reporting.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006, management concluded that our internal control over financial reporting was not effective as of December 31, 2005. Such conclusion resulted from the identification of deficiencies that were determined to be material weaknesses. Specifically, we did not have appropriate internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005. During the six months ended June 30, 2006, we completed various remediation initiatives, and will continue to undertake extensive work to remedy the material weaknesses as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005. While management believes progress has been made regarding the implementation of these initiatives as of the date of this report, additional procedures and further evaluation are on-going. Remediation of the material weaknesses identified at December 31, 2005 remains a priority for us during the remainder of 2006.

Except for the remediation initiatives with respect to the material weaknesses described above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described in that report, our Audit Committee initiated an investigation in the first quarter of 2006, which was not completed until after the end of that quarter. As a result, many of the remediation efforts described in that report did not commence until the second quarter of 2006. During the second quarter of 2006, we initiated the following remediation efforts:

•      With respect to the material weakness relating to “tone at the top,” throughout the first and second quarters of 2006, members of the Audit Committee and our Board of Trustees had extensive discussions with Gary M. Holloway, Sr., our Chairman, President and Chief Executive Officer, and other senior members of management regarding the Company’s control environment and the need to establish an appropriate “tone at the top.” In addition, during the second quarter of 2006, Mr. Holloway began conducting interviews with a number of employees in an effort to assess their perception of the “tone at the top” concerns.

•      With respect to the material weakness relating to inadequate monitoring controls, and lack of appropriate personnel with requisite skills and competencies, to execute an adequate level of oversight to accurately assess the results of our operations, beginning with the second quarter of 2006, we initiated discussions with senior personnel in our military housing department to require that they communicate with our accounting department any proposed activities that could affect the recognition of revenue or expenses. In addition, we began developing procedures to assure that our student housing personnel who are responsible for reporting property-level financial results adequately communicate with our accounting department any proposed activities that would result in revenue from sources other than tenants or from arrangements outside of the stated terms of their respective leases. Military housing and student housing department employees also are required to report to our accounting personnel whether they are aware of any unreported revenues or expenses. In addition, during the second quarter of 2006, our management communicated with our operational and accounting personnel regarding the implementation of processes for more effectively exchanging information that we receive from our military housing business partners, vendors and other persons with whom we do business, as well as with our joint venture partners.

•      Following the termination of Mr. Harris’ employment as our Chief Financial Officer on March 31, 2006, which termination was precipitated by events separate and apart from his letter to the Audit Committee, we appointed Dennis J. O’Leary as our interim Chief Financial Officer. Mr. O’Leary has been a certified public accountant since 1974, and worked for two of the “Big Four” accounting firms, or their predecessors, for an aggregate of 15 years, including six years as a partner. Mr. O’Leary served as our interim Chief Financial Officer throughout the second quarter of 2006, until our new Chief Financial Officer commenced employment on July 1, 2006, as described below. Mr. O’Leary served as Executive Vice President and principal financial officer from July 1, 2006 through August 15, 2006.

•      Effective as of July 1, 2006, Mr. J. Patrick O’Grady commenced employment as our Executive Vice President and Chief Financial Officer. Mr. O’Grady has been a certified public accountant since 1985, and from 1990 to 2002 he was employed by Arthur Andersen LLP, where he served as a partner from 1997 to 2002. Since 2002, Mr. O’Grady has been a partner with KPMG, LLP. Our Board of Trustees has established as a key goal for Mr. O’Grady the fostering of communication, cooperation and coordination among our operational management and accounting personnel. The primary goals of this enhanced interaction are to assure that (i) our operational management is confident that the advice they receive from accounting personnel reflects a full and accurate understanding on the part of the accounting personnel of the operational and related matters to which the advice relates, thereby eliminating any question of whether a more complete and accurate understanding of these underlying matters might result in a different, and in the eyes of operational management a more desirable, accounting conclusion, and (ii) our accounting personnel are comfortable that they have received from operational management a detailed and complete description of the matters for which they are considering the appropriate accounting. Mr. O’Grady has been directed to assess the competency of our accounting staff and to initiate intensive training and other programs designed to remedy the conditions that caused these material weaknesses. Finally, Mr. O’Grady has been directed to recommend staffing additions and changes to further remedy these conditions. In addition, our Audit Committee plans to work with Mr. O’Grady to enhance the integration of our management’s involvement with our internal audit function in order to more effectively review, inspect and investigate transactions so as to facilitate accurate reporting of our financial results and to implement necessary training for additional personnel as they are hired.

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

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit	Description of Document
10.1	Form of Agreement of Sale between College Park Investments, LLC and entities affiliated with Capstone Properties. (Filed herewith).
10.2

First Amendment of Agreements of Sale and Deposit and Escrow Agreement, entered into as of July 27, 2006, by and among College Park Investments, LLC, each of University Commons-East Lansing, Ltd., Capstone Commons-Athens, Ltd., University Commons-Baton Rouge, Ltd., University Commons-Bloomington, IN., Ltd., University Commons-Columbia, S.C., L.P., University Commons-Eugene, OR., Ltd., University Commons-Lexington, KY., Ltd., University Commons-Ohio, Ltd., University Commons-Starkville, Ltd., University Commons-Tuscaloosa, Ltd., University Commons-Urbana, IL., Ltd. (Filed herewith).

10.3

Second Amendment of Agreements of Sale, by and among College Park Investments, LLC and each of University Commons-East Lansing, Ltd., Capstone Commons-Athens, Ltd., University Commons-Baton Rouge, Ltd., University Commons-Bloomington, IN., Ltd., University Commons-Columbia, S.C., L.P., University Commons-Eugene, OR., Ltd., University Commons-Lexington, KY., Ltd., University Commons-Ohio, Ltd., University Commons-Starkville, Ltd., University Commons-Tuscaloosa, Ltd., University Commons-Urbana, IL., Ltd. (Filed herewith).

10.4

Third Amendment and Waiver to Credit Agreement, effective as of September 6, 2006, by and among GMH Communities, LP, the Registrant, each subsidiary of the Registrant that becomes a borrower, Bank of America, N.A., as Lender, Administrative Agent, Swing Line Lender and L/C Issuer and each lender party to the Credit Agreement (Filed herewith).

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith).
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith).
32.1

Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).

32.2

Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GMH COMMUNITIES TRUST

Date: September 15, 2006	/s/ Gary M. Holloway, Sr.
Gary M. Holloway, Sr.
President and Chief Executive Officer

/s/ J. Patrick O’Grady
J. Patrick O’Grady
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Document
10.1	Form of Agreement of Sale between College Park Investments, LLC and entities affiliated with Capstone Properties. (Filed herewith).
10.2

First Amendment of Agreements of Sale and Deposit and Escrow Agreement, entered into as of July 27, 2006, by and among College Park Investments, LLC, each of University Commons-East Lansing, Ltd., Capstone Commons-Athens, Ltd., University Commons-Baton Rouge, Ltd., University Commons-Bloomington, IN., Ltd., University Commons-Columbia, S.C., L.P., University Commons-Eugene, OR., Ltd., University Commons-Lexington, KY., Ltd., University Commons-Ohio, Ltd., University Commons-Starkville, Ltd., University Commons-Tuscaloosa, Ltd., University Commons-Urbana, IL., Ltd. (Filed herewith).

10.3

Second Amendment of Agreements of Sale, by and among College Park Investments, LLC and each of University Commons-East Lansing, Ltd., Capstone Commons-Athens, Ltd., University Commons-Baton Rouge, Ltd., University Commons-Bloomington, IN., Ltd., University Commons-Columbia, S.C., L.P., University Commons-Eugene, OR., Ltd., University Commons-Lexington, KY., Ltd., University Commons-Ohio, Ltd., University Commons-Starkville, Ltd., University Commons-Tuscaloosa, Ltd., University Commons-Urbana, IL., Ltd. (Filed herewith).

10.4

Third Amendment and Waiver to Credit Agreement, effective as of September 6, 2006, by and among GMH Communities, LP, the Registrant, each subsidiary of the Registrant that becomes a borrower, Bank of America, N.A., as Lender, Administrative Agent, Swing Line Lender and L/C Issuer and each lender party to the Credit Agreement (Filed herewith).

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith).
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith).
32.1

Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).

32.2

Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).