Form 10-Q/A
period 2005-09-30
GMH Communities Trust
filed 2006-10-23
CIK 1293200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filed in Rule 12b-2 of the Exchange Act).

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

GMH COMMUNITIES TRUST

EXPLANATORY NOTE

GMH Communities Trust (“we” or the “Company”) is amending its quarterly report on Form 10-Q for the period ended September 30, 2005 to restate the Company’s consolidated interim financial statements for the three and nine month periods ended September 30, 2005 and the related disclosures. Please refer to Note 2 to our consolidated interim financial statements included in this amendment on Form 10-Q/A for a further discussion of the restatement.

As the Company previously disclosed in Part II, Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2005, in the first quarter of 2006 the Audit Committee of the Company’s Board of Trustees conducted an investigation of certain accounting and financial reporting matters. The investigation identified material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2005. In connection with the investigation, we reviewed our previously reported financial statements. Through this review, we identified adjustments that were material to the results we previously reported for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. More specifically, the Company determined that the restatements with respect to its consolidated financial statements for these periods were necessary due to the discovery of errors in revenue recognition, depreciation and operating expenses related to certain transactions reported by the Company and to reclassify equity in earnings of unconsolidated entities. Accordingly, we have restated our financial statements for the quarterly periods ended March 31, 2005 and June 30, 2005 in connection with the filing of our quarterly reports for the comparable periods during 2006, and we are now restating our financial statements for the quarterly period ended September 30, 2005 in this amended report. A summary of our restated operating results for each of the quarterly periods during 2005 is set forth in Note 15 of the notes to consolidated and combined financial statements contained in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Except as discussed above, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 14, 2005. This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items in this Form 10-Q/A have been amended as a result of the restatement:

•      Part I—Item 1—Financial Statements

•      Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      Part I—Item 4—Controls and Procedures

Please refer to Note 2 to the accompanying consolidated interim financial statements for additional information on the restatement.

GMH COMMUNITIES TRUST

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GMH COMMUNITIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and number of shares)

	September 30, 2005 Unaudited	December 31, 2004
	(as restated)
ASSETS
Real estate investments:
Student housing properties	$1,086,902	$638,635
Accumulated depreciation	(21,372)	(3,905)
	1,065,530	634,730
Corporate assets:
Corporate assets	7,686	11,625
Accumulated depreciation	(443)	(241)
	7,243	11,384
Cash and cash equivalents	33,872	60,926
Restricted cash	12,575	2,313
Accounts and other receivables, net:
Related party	23,080	9,309
Third party	3,137	2,257
Investments in military housing projects	37,220	39,482
Deferred contract costs	338	126
Deferred financing costs, net	4,064	2,820
Lease intangibles, net	3,244	4,994
Deposits	672	1,848
Other assets	5,834	2,872
Total assets	$1,196,809	$773,061
LIABILITIES AND BENEFICIARIES’ EQUITY
Notes payable	$629,171	$370,007
Line of credit	137,000	—
Accounts payable:
Related party	57	277
Third party	589	1,160
Accrued expenses	27,497	9,308
Dividends and distributions payable	14,107	9,583
Other liabilities	18,805	4,907
Total liabilities	827,226	395,242
Minority interest	192,282	182,118
Beneficiaries’ equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 30,350,989 issued and outstanding at September 30, 2005 and December 31, 2004	30	30
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	200,367	200,276
Cumulative earnings	2,490	251
Cumulative dividends	(25,586)	(4,856)
Total beneficiaries’ equity	177,301	195,701
Total liabilities and beneficiaries’ equity	$1,196,809	$773,061

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Company)	(Predecessor)	(Company)	(Predecessor)
	(as restated)		(as restated)
Revenue:
Rent and other property income	$35,409	$6,753	$91,013	$7,023
Expense reimbursements:
Related party	20,096	8,702	40,552	16,669
Third party	1,299	1,906	3,876	5,475
Management fees:
Related party	1,755	967	5,085	2,683
Third party	611	752	2,156	3,430
Other fee income-related party	5,895	2,115	12,849	4,174
Other income	81	141	248	493
Total revenue	65,146	21,336	155,779	39,947
Operating Expenses:
Property operating expenses	18,906	5,808	41,104	9,851
Reimbursed expenses	21,395	10,608	44,428	22,144
Real estate taxes	3,184	490	8,339	490
Administrative expenses	2,992	2,172	8,768	4,488
Profits interest expense	—	33,180	—	33,180
Depreciation and amortization	8,550	1,770	24,958	2,188
Interest	8,989	1,722	21,247	1,880
Total operating expenses	64,016	55,750	148,844	74,221
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	1,130	(34,414)	6,935	(34,274)
Equity in earnings of unconsolidated entities	1,058	—	1,999	—
Income (loss) before income taxes and minority interest	2,188	(34,414)	8,934	(34,274)
Income taxes	2,254	—	4,512	—
(Loss) income before minority interest	(66)	—	4,422	—
Minority interest	(34)	—	2,183	—
Net (loss) income	$(32)	$(34,414)	$2,239	$(34,274)

Earnings per common share—basic	$(0.00)		$0.07

Earnings per common share—diluted	$(0.00)		$0.07
Weighted-average shares outstanding during the period:
Basic	30,350,989		30,350,989
Diluted	64,413,934		64,085,950
Common share dividend declared per share	$0.2275		$0.6825

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Company)	(Predecessor)
	(as restated)
Cash flows from operating activities:
Net income (loss)	$2,239	$(34,274)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	17,878	2,188
Amortization:
Lease intangibles	7,080	—
Notes payable fair value adjustment	(1,637)	(266)
Deferred loan costs	905	36
Restricted shares	78	—
Allowance for doubtful accounts	935	—
Equity in earnings of unconsolidated entities, in excess of distributions received	(716)	(70)
Minority interest	2,183	—
Changes in operating assets and liabilities:
Restricted cash	(10,262)	(1,966)
Accounts and other receivables	(16,602)	(346)
Deferred contract costs	(344)	(4,954)
Due from related parties	—	(4,778)
Other assets	(1,782)	(4,972)
Accounts payable	(792)	—
Accrued expenses	17,858	14,171
Accrued profits interest	—	33,180
Other liabilities	13,898	1,030
Net cash from operating activities	30,919	(1,021)
Cash flows from investing activities:
Property acquisitions	(329,160)	(120,152)
Capitalized expenditures	(9,898)	(75)
Distributions received in excess of earnings of unconsolidated entities	4,062	(3)
Purchase of management contracts	—	(1,186)
Net cash from investing activities	(334,996)	(121,416)
Cash flows from financing activities:
Owner distributions	(36,866)	(31,652)
Owner contributions	—	90,688
Proceeds from line of credit	244,000	—
Repayment of line of credit	(107,000)	—
Proceeds from notes payable	202,228	69,536
Repayment of notes payable	(23,190)	(808)
Short-term borrowings from owner	—	3,697
Payment of financing costs	(2,149)	(663)
Costs related to initial public offering	—	(5,443)
Net cash from financing activities	277,023	125,355
Net (decrease) increase in cash and cash equivalents	(27,054)	2,918
Cash and cash equivalents, beginning of period	60,926	515
Cash and cash equivalents, end of period	$33,872	$3,433

Supplemental information:
Real estate acquired by assuming debt	$83,341	$128,622
Issuance of units of limited partnership interest for purchase of student housing properties	$28,528	$—
Property distributed at net book value	$3,854	$381
Debt distributed at net book value	$4,208	$—
Cash paid for interest, net of amounts capitalized of $90	$20,846	$1,880
Cash paid for taxes	$2,272	$—
Furniture and computers contributed at net book value	$—	$463

See accompanying notes to condensed consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES

Notes to Condensed Consolidated and Combined Financial Statements

September 30, 2005

(Unaudited)

1. Organization and Basis of Presentation

Organization

Management of both GMH Communities Trust (the “Trust,” and collectively with its subsidiaries, “we” or the “Company) and The GMH Predecessor Entities (defined below) has prepared these condensed consolidated and combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or combined pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The financial statements as of and for the three and nine month periods ended September 30, 2005 have been restated in conformance with the restated results reported as of such date and for such periods in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (see Note 2). The condensed consolidated and combined financial statements should be read in conjunction with the audited financial statements and the notes thereto of the Trust and The GMH Predecessor Entities included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005. In management’s opinion, all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Trust and the consolidated and combined results of operations and cash flows of the Trust and The GMH Predecessor Entities are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

In September 2005, we commenced a public offering of common shares. The offering was completed on October 4, 2005 with the sale of 9,315,000 common shares of beneficial interest, including 1,215,000 shares issued upon full exercise of the underwriters’ over-allotment option, at an offering price of $14.25 per share. The Company raised an aggregate of $124.6 million in net proceeds from the offering after deducting the underwriters’ discounts, payment of financial advisory fees and other offering-related expenses.  The net proceeds of this offering, which the Company contributed to the Operating Partnership in exchange for units of partnership interest, were used by the Operating Partnership to repay outstanding indebtedness under our credit facility.

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

•                            Corporate Flight Services, LLC (“Corporate Flight LLC”) owned and operated a corporate aircraft that had been leased to certain of The GMH Predecessor Entities and other entities owned or controlled by Mr. Holloway that were not contributed to the Company in connection with our initial public offering. In connection with the completion of our initial public offering on November 2, 2004, Mr. Holloway contributed 100% of the outstanding equity interests in Corporate Flight LLC to the Operating Partnership. In February 2005, the Company transferred its interest in Corporate Flight LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway.  See Note 9.

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

2. Restatement of Condensed Consolidated Financial Statements

In the first quarter of 2006, the Audit Committee of the Company’s Board of Trustees commenced an investigation of certain accounting and financial reporting matters. The investigation identified material weaknesses in the Company’s internal control over financial reporting and in its disclosure controls and procedures as of December 31, 2005. In connection with the investigation, the Company reviewed its previously reported financial statements. Through this review, the Company identified adjustments that were material to the results the Company previously reported for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. More specifically, the Company determined that the restatements with respect to its financial statements for these periods were necessary due to the discovery of errors in revenue recognition, depreciation and operating expenses related to certain transactions reported by the Company and to reclassify equity in earnings of unconsolidated entities. Accordingly, the Company has restated its financial statements for the quarterly periods ended March 31, 2005 and June 30, 2005 in connection with the filing of its quarterly reports for the comparable periods during 2006, and is restating its financial statements for the quarterly period ended September 30, 2005 in this amended report.

The following schedules reconcile the amounts originally reported in the Company’s condensed consolidated balance sheet as of September 30, 2005, and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 to the corresponding amounts in each of these statements (in thousands).

	September 30,	Total		September 30,
	2005	Adjustments		2005
	(as reported)			(as restated)

Balance Sheet:
Assets
Real estate investments:
Student housing properties	$1,080,304	$6,598	(a)	$1,086,902
Accumulated depreciation	(19,109)	(2,263	)(b)	(21,372)
	1,061,195	4,335		1,065,530
Corporate assets:
Corporate assets	7,686	—		7,686
Accumulated depreciation	(443)	—		(443)
	7,243	—		7,243
Cash and cash equivalents	33,248	624	(a)	33,872
Restricted cash	12,575	—		12,575
Accounts and other receivables, net:
Related party	21,912	1,168	(c)	23,080
Third party	5,365	(2,228	)(d)	3,137
Investments in military housing projects	37,220	—		37,220
Deferred contract costs	470	(132	)(e)	338
Deferred financing costs, net	4,064			4,064
Lease intangibles, net	3,244	—		3,244
Deposits	672	—		672
Other assets	6,080	(246	)(f)	5,834
Total assets	$1,193,288	$3,521		$1,196,809

Liabilities
Notes payable	$629,171	$—		$629,171
Line of credit	137,000	—		137,000
Accounts payable:
Related party	57	—		57
Third party	688	(99	)(g)	589
Accrued expenses	24,233	3,264	(g)	27,497
Dividends and distributions payable	14,107	—		14,107
Other liabilities	10,728	8,077	(h)	18,805
Total liabilities	815,984	11,242		827,226
Minority interest	197,120	(4,838)		192,282

Beneficiaries’ Equity
Common shares	30	—		30
Additional paid-in-capital	200,367	—		200,367
Cumulative earnings	5,373	(2,883)		2,490
Cumulative dividends	(25,586)	—		(25,586)
Total beneficiaries’ equity	180,184	(2,883)		177,301

Total liabilities and beneficiaries’ equity	$1,193,288	$3,521		$1,196,809

	Three Months Ended September 30, 2005	Adjustments		Three Months Ended September 30, 2005
	(as reported)			(as restated)

Statement of Operations:
Revenue:
Rent and other property income	$35,429	$(20)		$35,409
Expense reimbursements:
Related party	20,744	(648	)(i)	20,096
Third party	1,299	—		1,299
Management fees:
Related party	1,838	(83	)(j)	1,755
Third party	1,364	(753	)(k)	611
Other fee income – related party	7,181	(1,286	)(l)	5,895
Other income	81	—		81
Total revenue	67,936	(2,790)		65,146

Operating Expenses:
Property operating expenses	17,306	1,600	(m)	18,906
Reimbursed expenses	22,043	(648	)(i)	21,395
Real estate taxes	3,428	(244	)(n)	3,184
Administrative expenses	2,983	9	(n)	2,992
Depreciation and amortization	7,719	831	(b)	8,550
Interest	8,981	8		8,989
Total operating expenses	62,460	1,556		64,016

Income before equity in earnings of unconsolidated entities, income taxes and minority interest	5,476	(4,346)		1,130
Equity in earnings of unconsolidated entities	—	1,058	(o)	1,058
Income before income taxes and minority interest	5,476	(3,288)		2,188
Income taxes	976	1,278		2,254
Income (loss) before minority interest	4,500	(4,566)		(66)
Minority interest	2,758	(2,792)		(34)
Net income (loss)	$1,742	$(1,774)		$(32)

	Nine Months Ended			Nine Months Ended
	September 30, 2005	Adjustments		September 30, 2005
	(as reported)			(as restated)

Statement of Operations:
Revenue:
Rent and other property income	$91,033	$(20)		$91,013
Expense reimbursements:
Related party	42,475	(1,923	)(i)	40,552
Third party	3,876	—		3,876
Management fees:
Related party	5,350	(265	)(j)	5,085
Third party	3,015	(859	)(k)	2,156
Other fee income – related party	14,762	(1,913	)(l)	12,849
Other income	248	—		248
Total revenue	160,759	(4,980)		155,779

Operating Expenses:
Property operating expenses	39,900	1,204	(m)	41,104
Reimbursed expenses	46,351	(1,923	)(i)	44,428
Real estate taxes	8,003	366	(n)	8,339
Administrative expenses	8,657	111	(n)	8,768
Depreciation and amortization	22,563	2,395	(b)	24,958
Interest	21,228	19		21,247
Total operating expenses	146,702	2,142		148,844

Income before equity in earnings of unconsolidated entities, income taxes and minority interest	14,057	(7,122)		6,935
Equity in earnings of unconsolidated entities	—	1,999	(o)	1,999
Income before income taxes and minority interest	14.057	(5,123)		8,934
Income taxes	1,914	2,598		4,512
Income before minority interest	12,143	(7,721)		4,422
Minority interest	7,021	(4,838)		2,183
Net income	$5,122	$(2,883)		$2,239

Net cash provided by operating activities increased by $7.6 million and net cash used in investing activities decreased by $7.0 million for the nine months ended September 30, 2005 as a result of the restatement. There was no impact on net cash provided by financing activities for the nine months ended September 30, 2005.

(a)          Adjustments include the consolidation of a joint venture being accounted for as a financing transaction, net of adjustments for previously capitalized costs that should have been expensed.  The investment in the joint venture was accounted for under the equity method prior to the restatement.

(b)         Adjustments include (i) the Company’s finalization of the purchase price allocation of student housing properties resulting in an adjustment to amounts allocated to land and building.  Previously, the Company recorded 20% of the purchase price for acquired properties as land.  Management has now reflected the allocation for properties acquired to correspond to appraised values.  The change in estimate is being applied retroactively through prior periods.  With respect to properties acquired for which appraisals had not been obtained prior to implementation of this change in estimate, the Company used appraisals for properties with similar characteristics.  The change in estimate has resulted in an increase in the purchase price allocation to buildings and a decrease in the purchase price allocation to land for the properties acquired through 2005, and an increase in the depreciation expense on buildings; and (ii) the expensing of previously capitalized costs.

(c)          Adjustments include the recognition of additional reimburseable expenses and pre-construction and development fees relating to our military housing segment.

(d)         Adjustments include (i) the reversal of management fees previously recognized during the third quarter of 2005 as the triggering event for recognition occurred in the fourth quarter of 2005;  (ii) reversal of tenant expense reimbursements that were not billable per the terms of the tenant contracts; and (iii) elimination of our investment in the joint venture that is now consolidated and accounted for under the financing method which had previously been accounted for under the equity method of accounting.

(e)          Adjustments include the recognition of additional amortization expense associated with one of our military housing projects.

(f)            Adjustments include the elimination of our investment in the joint venture that is now consolidated and accounted for under the financing method which had previously been accounted for under the equity method of accounting.

(g)         Adjustments include corrections to our accounts payable and accrued expenses balances relating to various income statement adjustments.

(h)         Adjustments include the consolidation of a joint venture which we are accounting for as a financing transaction, which had been previously accounted for under the equity method of accounting.

(i)             Adjustments include reversals relating to the overbooking of certain reimbursable expenses.

(j)             Adjustments include a reclassification of fees earned on one of our military housing projects from management fees – related party to other fee income – related party.

(k)          Adjustments include the reversal of management fees previously recognized during the third quarter of 2005 as the triggering event for recognition occurred in the fourth quarter of 2005.

(l)             Adjustments include (i) the reclassification of $1,059,000 and $1,999,000 for the three and nine months ended September 30, 2005, respectively, of preferred returns from military housing project joint ventures; (ii) the reclassification of $83,000 and $265,000 for the three and nine months ended September 30, 2005, respectively, of management fees – related party to other fee income – related party; and (iii) the elimination of development fees earned from a joint venture that is now consolidated and accounted for under the financing method which had previously been accounted for under the equity method of accounting.

(m)       Adjustments include (i) costs that were initially capitalized in purchase accounting with respect to certain student housing properties acquired by the Company during 2005 that should have been expensed; and (ii) previously capitalized costs that should have been expensed.

(n)         Adjustments include corrections to the reporting of expenses in the appropriate periods.

(o)         Adjustments include the reclassification of $1,059,000 and $1,999,000 for the three and nine months ended September 30, 2005, respectively, of preferred returns from military housing project joint ventures.

3. Summary of Significant Accounting Policies

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

Investments in Military Housing Projects and Student Housing Joint Ventures

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

The Company entered into a joint venture in August 2005 to develop and construct two student housing properties.  The Company is accounting for the transaction as a financing arrangement because the Company originally owned the land and contributed it to the joint venture and has the option to purchase the joint venture partner’s interest in the joint venture within one year of completion of the properties, and because the Company has provided certain guarantees for the completion of the construction and for a portion of the construction loans. Therefore, the Company accounts for its investment in the joint venture by including its assets and liabilities in the Company’s consolidated financial statements. Prior to the restatement, the investment in this joint venture was accounted for using the equity method.

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

4. Real Estate Investments and Acquisitions

As of September 30, 2005, the Company owned 52 student housing properties located near 39 colleges and universities in 24 states. These properties contain an aggregate of 9,657 units and 31,371 beds. The Company’s investment in student housing properties at September 30, 2005 and December 31, 2004 was as follows (in thousands):

	September 30, 2005	December 31, 2004
	(restated)
Land	$214,890	$124,656
Building and improvements	843,644	501,680
Residential furniture and appliances	22,747	12,299
Construction in progress	5,621	—
	$1,086,902	$638,635

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

In August 2005, the Company entered into a joint venture with an institutional investor to develop and construct two student housing properties.  The joint venture plans to develop two 144 unit/576 bed purpose built student housing communities located in Orono, Maine and Bowling Green, Ohio.  Construction is expected to be completed by August 2006, concurrent with the beginning of the 2006-2007 academic year.  Under the terms of the joint venture agreement, the Company contributed the two undeveloped land parcels on which the properties will be built in exchange for a 10% equity interest in the joint venture.  In addition, the Company will manage the development and construction of the joint venture properties and receive a fee for these services.  The joint venture has obtained one construction loan and expects to obtain a second construction loan in the fourth quarter that will permit draws of up to $32.0 million to fund the construction of the properties.  In addition to customary default provisions, the construction loans shall be deemed to be in default if there is a material default, after any applicable notice and cure period, under the Company’s $150.0 million senior unsecured revolving credit facility (see Note 8).  The Company has guaranteed the repayment of up to $8.0 million of the construction loans.  The guarantee is reduced to $4.8 million in the event that no event of default, as defined in the loan agreements, has occurred and certain other conditions are satisfied.  The Company is accounting for the transaction as a financing arrangement because the Company originally owned the land and contributed it to the joint venture and the Company has the option to purchase the joint venture partner’s interest in the joint venture within one year of completion of the properties and because the Company has provided certain guarantees for the completion of construction and for a portion of the construction loans.  Therefore, the Company accounts for its investment in the joint venture by including the joint venture’s assets and liabilities in the Company’s consolidated financial statements.  Interest cost of $90,000 has been capitalized during the three and nine months ending September 30, 2005.  The Company has agreed to fund the cost of construction overruns for these properties, and has entered into guaranteed maximum price contracts with the general contractor for the properties unless such overruns result from change orders from the original construction plans.

5. Investments in Military Housing Projects

We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting.  Our investment is initially recorded at cost, and then subsequently adjusted at each balance sheet to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date,  assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture’s operating agreement. The terms of the various agreements generally provide for the payment to the Company of an agreed upon preferred return on the Company’s invested capital and a return of the Company’s invested capital prior to the distribution of any amounts to the government entity that is a member of the joint venture.

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

6. Income Taxes

Current income tax expense of the Company’s taxable REIT subsidiaries was $4.5 million, which includes $3.8 million of federal taxes and $0.7 million of state taxes, for the nine months ended September 30, 2005.  The federal statutory tax rate of the taxable REIT subsidiaries for the nine months ended September 30, 2005 was 34%.  The effective tax rate of the taxable REIT subsidiaries for the nine months ended September 30, 2005 was 32.5%. The Company’s effective tax rate is lower than the federal statutory rate as a result of the permanent depreciation and amortization differences between income subject to income tax for book and tax purposes.

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

The Credit Facility contains affirmative and negative covenants and also contains financial covenants that, among other things, as of September 30, 2005, (i) required the Company to maintain a total leverage ratio equal to or less than 65% through December 31, 2005, at the end of the first quarter of 2006, the maximum leverage ratio will decrease to 60%, (ii) limited the aggregate amount of outstanding variable-rate indebtedness to 30% of total indebtedness commencing February 8, 2005, (iii) limited the payment of dividends by the Company to its shareholders to 110% of funds from operations as defined in the Credit Facility, (iv) limited the amount of recourse debt, exclusive of amounts outstanding under the Credit Facility, to $25 million, and in no event greater than $150 million in total, and (v) required the Company to maintain a consolidated tangible net worth, as defined in the Credit Facility, of at least $275 million plus an amount equal to 75% of the net proceeds from any equity issuances subsequent to the closing date of the Credit Facility in November 2004. The financial covenants as of September 30, 2005 also required the Company to operate in compliance with the following ratios as defined by the terms of the Credit Facility: (i) fixed charge coverage ratio equal to or greater than 1.75x; (ii) interest coverage ratio equal to or greater than 2.00x; and (iii) unsecured interest coverage ratio equal to or greater than 2.25x. The Company was in compliance with all covenants at September 30, 2005.

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

9. Transactions with Related Parties

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

10. Commitments and Contingencies

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

11. Segment Reporting

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

	Three Months Ended September 30,
	2005 (Company) (as restated)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$35,349	$—	$60	$35,409	$6,683	$—	$70	$6,753
Expense reimbursements:
Related party	—	20,074	22	20,096	367	7,697	638	8,702
Third party	1,299	—	—	1,299	1,906	—	—	1,906
Management fees:
Related party	—	1,755	—	1,755	348	619	—	967
Third party	611	—	—	611	752	—	—	752
Other fee income-related party	(39)	5,934	—	5,895	—	2,115	—	2,115
Other income	34	45	2	81	14	24	103	141
Total revenue	37,254	27,808	84	65,146	10,070	10,455	811	21,336
Operating Expenses:
Property operating expenses	17,658	1,248	—	18,906	4,773	1,035	—	5,808
Reimbursed expenses	1,299	20,074	22	21,395	2,273	7,697	638	10,608
Real estate taxes	3,184	—	—	3,184	490	—	—	490
Administrative expenses	—	—	2,992	2,992	—	—	2,172	2,172
Profits interest expense	—	—	—	—	—	—	33,180	33,180
Depreciation and amortization	8,370	78	102	8,550	1,526	10	234	1,770
Interest	8,715	—	274	8,989	1,627	—	95	1,722
Total operating expenses	39,226	21,400	3,390	64,016	10,689	8,742	36,319	55,750
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(1,972)	6,408	(3,306)	1,130	(619)	1,173	(35,508)	(34,414)
Equity in earnings of unconsolidated entities	—	1,058	—	1,058	—	—	—	—

Income (loss) before income taxes and minority interest	(1,972)	7,466	(3,306)	2,188	(619)	1,713	(35,508)	(34,414)
Income taxes	110	2,144	—	2,254	—	—	—	—
Income (loss) before minority Interest	(2,082)	5,322	(3,306)	(66)	(619)	1,713	(35,508)	(34,414)
Minority interest	(1,063)	2,716	(1,687)	(34)	—	—	—	—

Net income (loss)	$(1,019)	$2,606	$(1,619)	$(32)	$(619)	$1,713	$(35,508)	$(34,414)

	Nine Months Ended September 30,
	2005 (Company) (as restated)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$90,831	$—	$182	$91,013	$6,683	$—	$340	$7,023
Expense reimbursements:
Related party	186	40,134	232	40,552	1,089	14,845	735	16,669
Third party	3,876	—	—	3,876	5,475	—	—	5,475
Management fees:
Related party	197	4,888	—	5,085	1,163	1,520	—	2,683
Third party	2,156	—	—	2,156	3,430	—	—	3,430
Other fee income-related party	(39)	12,818	70	12,849	—	4,174	—	4,174
Other income	109	69	70	248	58	70	365	493
Total revenue	97,316	57,909	554	155,779	17,898	20,609	1,440	39,947
Operating Expenses:
Property operating expenses	37,866	3,238	—	41,104	6,683	3,168	—	9,851
Reimbursed expenses	4,062	40,134	232	44,428	6,564	14,845	735	22,144
Real estate taxes	8,339	—	—	8,339	490	—	—	490
Administrative expenses	—	—	8,768	8,768	—	—	4,488	4,488
Profits interest expense	—	—	—	—	—	—	33,180	33,180
Depreciation and amortization	24,414	132	412	24,958	1,537	18	633	2,188
Interest	20,508	—	739	21,247	1,627	—	253	1,880
Total operating expenses	95,189	43,504	10,151	148,844	16,901	18,031	39,289	74,221
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	2,127	14,405	(9,597)	6,935	997	2,578	(37,849)	(34,274)
Equity in earnings of unconsolidated entities	—	1,999	—	1,999	—	—	—	—
Income (loss) before income taxes and minority interest	2,127	16,404	(9,597)	8,934	997	2,578	(37,849)	(34,274)
Income taxes	125	4,387	—	4,512	—	—	—	—
Income (loss) before minority interest	2,002	12,017	(9,597)	4,422	997	2,578	(37,849)	(34,274)
Minority interest	954	6,023	(4,794)	2,183	—	—	—	—
Net income (loss)	$1,048	$5,994	$(4,803)	$2,239	$997	$2,578	$(37,849)	$(34,274)

	Student Housing	Military Housing	Corporate	Total
	(in thousands)
As of September 30, 2005:
Total assets	$1,093,595	$60,479	$42,735	$1,196,809
As of December 31, 2004:
Total assets	$663,980	$57,856	$51,225	$773,061

12. Earnings Per Common Share (restated)

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three and nine-month periods ended September 30, 2005 (in thousands, except share and per share amounts):

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	Basic	Diluted	Basic	Diluted

Net income	$(32)	$(32)	$2,239	$2,239
Minority interest	—	(34)	—	2,183
Income available to common shareholders	$(32)	$(66)	$2,239	$4,422

Weighted-average common shares outstanding	30,350,989	30,350,989	30,350,989	30,350,989
Warrant	—	2,435,628	—	2,107,644
Units of limited partnership held by minority interest holders	—	31,627,317	—	31,627,317
Restricted common shares	—	—	—	—
Total weighted-average shares outstanding	30,350,989	64,413,934	30,350,989	64,085,950
Earnings per common share	$(0.00)	$(0.00)	$0.07	$0.07

The computation of diluted earnings per share for the three and nine month periods ended September 30, 2005 excludes the restricted common shares because they have an anti-dilutive effect on earnings per share.

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

13. Acquisition of Real Estate Investments

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

The following unaudited pro forma financial information for the three and nine month periods ended September 30, 2005 and 2004 gives effect to the acquisition of the 52 student housing properties as if the transactions had occurred on January 1, 2004 (in thousands).  The pro-forma financial information for the three and nine months ended September 30, 2004 excludes the $33.2 million of profits interest expense due to its material non-recurring nature.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(restated)		(restated)

Pro forma revenue	$65,978	$33,634	$175,339	$100,903
Pro forma net (loss) income	$(10)	$4,416	$2,858	$13,249
Pro forma EPS – Basic	$(0.00)		$0.09
Pro forma EPS – Diluted	$(0.00)		$0.09

14. Subsequent Events

In September 2005, the Company commenced a public offering of common shares. The offering was completed on October 4, 2005 with the sale of 9,315,000 common shares of beneficial interest, including 1,215,000 shares issued upon full exercise of the underwriters’ over-allotment option, at an offering price of $14.25 per share. The Company raised an aggregate of $124.6 million in net proceeds from the offering after deducting the underwriters’ discounts, payment of financial advisory fees and other offering-related expenses.  The net proceeds of this offering, which the Company contributed to the Operating Partnership in exchange for units of partnership interest, were used by the Operating Partnership to repay outstanding indebtedness under the Company’s credit facility.

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

Restatement of Financial Statements

As the Company previously disclosed in Part II, Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2005, in the first quarter of 2006 the Audit Committee of the Company’s Board of Trustees conducted an investigation of certain accounting and financial reporting matters. The investigation identified material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2005. In connection with the investigation, we reviewed our previously reported financial statements. Through this review, we identified adjustments that were material to the results we previously reported for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. More specifically, the Company determined that the restatements with respect to its consolidated financial statements for these periods were necessary due to the discovery of errors in revenue recognition, depreciation and operating expenses related to certain transactions reported by the Company and to reclassify equity in earnings of unconsolidated entities. Accordingly, we have restated our financial statements for the quarterly periods ended March 31, 2005 and June 30, 2005 in connection with the filing of our quarterly reports for the comparable periods during 2006, and we are now restating our financial statements for the quarterly period ended September 30, 2005 in this amended report. A summary of our restated operating results for each of the quarterly periods during 2005 is set forth in Note 15 of the notes to consolidated and combined financial statements contained in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

•             a student housing property, University Meadows, located in Mt. Pleasant, Michigan and serving Central Michigan University. The property contains 184 units and 616 beds and was acquired in September 2005 for an acquisition cost of approximately $14.1 million, including the placement of $9.6 million in fixed-rate mortgage debt; and

•             through a joint venture with an institutional partner, two undeveloped land parcels located in Orono, Maine and Bowling Green, Ohio and known as Orchard Trails and the Enclave-Phase II, respectively.  Orchard Trails consists of a 61-acre parcel of undeveloped land and the Enclave-Phase II consists of an 11-acre parcel of undeveloped land.  These development land parcels were initially acquired by us for an aggregate acquisition cost of approximately $1.7 million, and then in August 2005, were contributed into the joint venture entity in which we hold a 10% interest.  When developed, both Orchard Trails and the Enclave-Phase II are expected to consist of 144 units and 576 beds.  Construction on both properties began in August 2005 and is expected to be completed prior to the 2006/2007 academic year.  The estimated aggregate costs for acquiring the assets and development and construction is $43.5 million, with development and construction costs to be partially funded (up to 75% of total construction and development costs) by construction loans with lenders engaged by the joint venture entity, and the remaining amount (approximately $11.5 million) to be funded 10% by us and 90% by our joint venture partner. During the third quarter of 2005, the joint venture completed the placement of the construction loan with respect to the Orchard Trails property, and expects to complete the placement of the construction loan with respect to the Enclave – Phase II during the fourth quarter of 2005. We will manage these properties, including development, construction and pre-leasing activities.  We account for this transaction as a financing arrangement because we originally owned the land and contributed it to the joint venture and we have an option to purchase our joint venture partner’s interest in the joint venture within one year after completion of the properties, and because we have provided certain guarantees for the completion of construction and for a portion of the construction loans.

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

In the third quarter of 2005, we experienced an increase in property operating expenses as a result of repair and maintenance expenditures relating to turnover of our units at our student housing properties.  Our student housing lease terms generally commence in August or September to coincide with the beginning of the academic year.  As a result, we expect to incur a majority of our repair and maintenance costs in the third quarter to prepare the units for the new residents, and we expect our operating expenses, as a percentage of revenue, to decrease in the fourth quarter. During the third quarter, we expensed approximately $3.4 million of repair and maintenance costs relating to turnover of our student housing units. We also have experienced, and expect to continue to experience going forward, increases in operating expenses, including increased utility expenses resulting from national trends in higher energy-related costs and increased real estate taxes relating to more aggressive assessments performed by municipal taxing authorities with respect to certain of our student housing properties.

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

The Company entered into a joint venture in August 2005 to develop and construct two student housing properties.  The Company is accounting for the transaction as a financing arrangement because the Company originally owned the land and contributed it to the joint venture and has the option to purchase the joint venture partner’s interest in the joint venture within one year of completion of the properties, and because the Company has provided certain guarantees for the completion of the construction and for a portion of the construction loans. Therefore, the Company accounts for its investment in the joint venture by including its assets and liabilities in the Company’s consolidated financial statements.  Prior to the restatement, the investment in this joint venture was accounted for using the equity method.

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

•             In 2004, subsequent to the formation of the Trust in May 2004, we acquired 30 student housing properties containing an aggregate of 5,529 units and 19,085 beds for an aggregate acquisition cost of $634.4 million.  During the three months ended March 31, 2005, we acquired eight student housing properties with an aggregate of 1,607 units and 4,795 beds for an aggregate acquisition cost of approximately $172.8 million.  During the three months ended June 30, 2005, we acquired eight student housing properties with an aggregate of 1,464 units and 4,740 beds for an aggregate acquisition cost of approximately $147.4 million.  During the three months ended September 30, 2005, we acquired six student housing properties with an aggregate of 1,213 units and 3,237 beds and two undeveloped parcels of land for an aggregate acquisition cost of approximately $123.4 million. These student housing properties contributed $35.3 million and $90.8 million of rent and other property income in the three and nine months ended September 30, 2005, respectively.

•             The Fort Stewart and Hunter Army Airfield and Fort Carson military housing projects both commenced operations in the fourth quarter of 2003; the Fort Hamilton military housing project commenced operations in the second quarter of 2004; the Walter Reed Army Medical Center and Fort Detrick military housing project commenced operations in the third quarter of 2004; the Fort Eustis/Fort Story and the Navy Northeast military housing projects both commenced operations in the fourth quarter of 2004; and the Fort Bliss/White Sands Missile Range military housing project commenced operations in the third quarter of 2005.  These military housing projects contributed $27.8 million and $57.9 million of revenue in the three and nine months ended September 30, 2005, respectively.

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

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

	Three Months Ended September 30,
	2005 (Company) (as restated)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$35,349	$—	$60	$35,409	$6,683	$—	$70	$6,753
Expense reimbursements:
Related party	—	20,074	22	20,096	367	7,697	638	8,702
Third party	1,299	—	—	1,299	1,906	—	—	1,906
Management fees:
Related party	—	1,755	—	1,755	348	619	—	967
Third party	611	—	—	611	752	—	—	752
Other fee income-related party	(39)	5,934	—	5,895	—	2,115	—	2,115
Other income	34	45	2	81	14	24	103	141
Total revenue	37,254	27,808	84	65,146	10,070	10,455	811	21,336
Operating Expenses:
Property operating expenses	17,658	1,248	—	18,906	4,773	1,035	—	5,808
Reimbursed expenses	1,299	20,074	22	21,395	2,273	7,697	638	10,608
Real estate taxes	3,184	—	—	3,184	490	—	—	490
Administrative expenses	—	—	2,992	2,992	—	—	2,172	2,172
Profits interest expense	—	—	—	—	—	—	33,180	33,180
Depreciation and amortization	8,370	78	102	8,550	1,526	10	234	1,770
Interest	8,715	—	274	8,989	1,627	—	95	1,722
Total operating expenses	39,226	21,400	3,390	64,016	10,689	8,742	36,319	55,750
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(1,972)	6,408	(3,306)	1,130	(619)	1,713	(35,508)	(34,414)
Equity in earnings of unconsolidated entities	—	1,058	—	1,058	—	—	—	—
Income (loss) before income taxes and minority interest	(1,972)	7,466	(3,306)	2,188	(619)	1,713	(35,508)	(34,414)
Income taxes	110	2,144	—	2,254	—	—	—	—
Income (loss) before minority Interest	(2,082)	5,322	(3,306)	(66)	(619)	1,713	(35,508)	(34,414)
Minority interest	(1,063)	2,716	(1,687)	(34)	—	—	—	—
Net income (loss)	$(1,019)	$2,606	$(1,619)	$(32)	$(619)	$1,713	$(35,508)	$(34,414)

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

Management fee income from third parties decreased to $0.6 million in 2005 from $0.8 million in 2004, primarily as a result of our ceasing to provide management services to five student housing properties owned by third parties due to the sale of the properties by the third parties. For the remainder of 2005, we expect management fees to contribute less significantly to total revenues given the expected growth in rental revenue from the operations of properties we own.

Expenses.  Property operating expenses increased to $17.7 million in 2005 from $4.8 million in 2004, primarily due to expenses attributable to the 52 properties acquired from July 2004 through September 2005.  We expect property operating expenses to increase significantly in the future as we acquire additional properties.

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

Real estate taxes increased to $3.2 million in 2005 from $0.5 million in 2004 due to the acquisition of 52 properties from July 2004 through September 2005. We expect real estate taxes to increase significantly in the future as we acquire additional properties.

Depreciation and amortization increased to $8.4 million in 2005 from $1.5 million in 2004 as a result of acquiring 52 properties for an aggregate acquisition cost of $1,078.0 million from July 2004 through September 2005. The $8.4 million in 2005 is comprised of $6.7 million of depreciation and $1.7 million of lease intangible amortization.  We expect depreciation and amortization to increase significantly in the future as we acquire additional properties.

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

Income taxes of $0.1 million in 2005 related to taxable income in the Company’s taxable REIT subsidiary.  There were no taxable REIT subsidiaries during the comparable period in 2004.

Military Housing

Revenue. Expense reimbursements totaled $20.1 million in 2005 compared to $7.7 million in 2004. Of the 2005 amount, $1.9 million related to the Fort Stewart and Hunter Army Airfield project and $1.7 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.1 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $1.2 million related to the Walter Reed Army Medical Center and Fort Detrick project, which commenced operations in the third quarter of 2004; $1.9 million related to the Fort Eustis/Fort Story project and $10.5 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $2.8 million related to the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.  Of the 2004 amount, $5.7 million related to the Fort Carson project, $0.9 million related to the Fort Stewart and Hunter Army Airfield project, $0.1 million related to the Fort Hamilton project, $0.6 million related to the Walter Reed Army Medical Center and Fort Detrick project and $0.4 million related to costs incurred in the development of CDMP for the Fort Eustis/Fort Story project.

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

Other fee income – related party totaled $5.9 million in 2005 compared to $2.1 million in 2004. Of the 2005 amount, $4.7 million related to development and construction/renovation fees, and $1.2 million related to business development fees. Of the $4.7 million development and construction/renovation fees, $0.1 million related to the Fort Carson project and  $1.0 million related to the Fort Stewart and Hunter Army Airfield project, both of  which commenced operations in the fourth quarter of 2003; $0.2 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0,3 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in the third quarter of 2004; $0.3 million related to the Fort Eustis/Fort Story project and $1.4 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $1.4 million related to the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.  The 2004 amount consisted of $1.8 million of development and construction/renovation fees and $0.3 million of business development fees. Of the development and construction/renovation fees, $0.7 million related to the Fort Stewart and Hunter Army Airfield project, $0.3 million related to the Fort Carson project, $0.1 million related to the Fort Hamilton project and $0.7 million related to the Walter Reed Army Medical Center and Fort Detrick.

Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $1.1 million for the three months ended September 30, 2005. Of this amount, $0.2 million related to preferred returns from our Navy Northeast Region project, and $0.9 million related to our investment in Fort Carson Family Housing, LLC.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business. These costs increased to $1.2 million in 2005 from $1.0 million in 2004, primarily due to costs associated with operating the Fort Eustis/Fort Story project and the Navy Northeast Region  project, both of which commenced operations in the fourth quarter of 2004 and the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.

Reimbursed expenses increased to $20.1 million in 2005 from $7.7 million in 2004 primarily due to increases in payroll and renovation expenses related to the seven military housing projects in operation as of September 30, 2005 and closing costs and transition expenses for the Fort Bliss/White Sands Missile Range project.

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

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
	2005 (Company) (as restated)				2004 (Predecessor)
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(in thousands)
Revenue:
Rent and other property income	$90,831	$—	$182	$91,013	$6,683	$—	$340	$7,023
Expense reimbursements:
Related party	186	40,134	232	40,552	1,089	14,845	735	16,669
Third party	3,876	—	—	3,876	5,475	—	—	5,475
Management fees:
Related party	197	4,888	—	5,085	1,163	1,520	—	2,683
Third party	2,156	—	—	2,156	3,430	—	—	3,430
Other fee income-related party	(39)	12,818	70	12,849	—	4,174	—	4,174
Other income	109	69	70	248	58	70	365	493
Total revenue	97,316	57,909	554	155,779	17,898	20,609	1,440	39,947
Operating Expenses:
Property operating expenses	37,866	3,238	—	41,104	6,683	3,168	—	9,851
Reimbursed expenses	4,062	40,134	232	44,428	6,564	14,845	735	22,144
Real estate taxes	8,339	—	—	8,339	490	—	—	490
Administrative expenses	—	—	8,768	8,768	—	—	4,488	4,488
Profits interest expense	—	—	—	—	—	—	33,180	33,180
Depreciation and amortization	24,414	132	412	24,958	1,537	18	633	2,188
Interest	20,508	—	739	21,247	1,627	—	253	1,880
Total operating expenses	95,189	43,504	10,151	148,844	16,901	18,031	39,289	74,221
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	2,127	14,405	(9,597)	6,935	997	2,578	(37,849)	(34,274)
Equity in earnings of unconsolidated entities	—	1,999	—	1,999	—	—	—	—
Income (loss) before income taxes and minority interest	2,127	16,404	(9,597)	8,934	997	2,578	(37,849)	(34,274)
Income taxes	125	4,387	—	4,512	—	—	—	—
Income (loss) before minority interest	2,002	12,017	(9,597)	4,422	997	2,578	(37,849)	(34,274)
Minority interest	954	6,023	(4,794)	2,183	—	—	—	—
Net income (loss)	$1,048	$5,994	$(4,803)	$2,239	$997	$2,578	$(37,849)	$(34,274)

Student Housing

Revenue. Of the 52 properties owned as of September 30, 2005, we acquired 30 of the student housing properties during 2004 and the remaining 22 properties during the nine months ended September 30, 2005. Rent from these 52 properties totaled $90.8 million for the nine months ended September 30, 2005.

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

Management fee income from third parties decreased to $2.2 million in 2005 from $3.4 million in 2004, primarily due to our ceasing to manage five student housing properties owned by third parties upon the sale of the properties.  For the remainder of 2005, we expect management fees to contribute less significantly as a percentage of overall revenue given the expected growth in rental revenue from the operations of properties we own.

Expenses.  Property operating expenses increased to $37.9 million in 2005 from $6.7 million in 2004, primarily due to expenses attributable to the 52 properties acquired from July 2004 through September 2005.  We expect expenses to increase significantly in the future as we acquire additional properties.

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

Real estate taxes increased to $8.3 million in 2005 from $0.5 million in 2004 due to the acquisition of 52 properties from July 2004 through September 2005. We expect real estate taxes to increase significantly in the future as we acquire additional properties.

Depreciation and amortization increased to $24.4 million in 2005 from $1.5 million in 2004 as a result of acquiring 52 properties for an aggregate acquisition cost of $1,078.0 million from July 2004 through September 2005. The $24.4 million in 2005 is comprised of $17.4 million of depreciation and $7.0 million of lease intangible amortization. We expect depreciation and amortization to increase significantly in the future as we acquire additional properties.

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

Military Housing

Revenue. Expense reimbursements totaled $40.1 million in 2005 compared to $14.8 million in 2004. Of the 2005 amount, $8.0 million related to the Fort Stewart and Hunter Army Airfield project and $5.3 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.3 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $1.7 million related to the Walter Reed Army Medical Center and Fort

Detrick project, which commenced operations in the third quarter of 2004; $3.1 million related to the Fort Eustis/Fort Story project; and $18.8 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $2.9 million related to the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005. Of the 2004 amount, $2.0 million related to the Fort Stewart and Hunter Army Airfield project, $10.5 million related to the Fort Carson project, $0.7 million related to the Fort Hamilton project, $0.6 million related to the Walter Reed Army Medical Center and Fort Detrick project and $1.0 million related to reimbursement of costs incurred in the development of the CDMP for the Fort Hamilton Project, Walter Reed Army Medical Center/Fort Detrick project and the Fort Eustis/Fort Story project.

Management fees from related parties totaled $4.9 million in 2005 compared to $1.5 million in 2004.  Of the 2005 amount, $0.7 million related to the Fort Stewart and Hunter Army Airfield project and $1.0 million related to the Fort Carson project, both of which commenced operations in the fourth quarter of 2003; $0.2 million related to the Fort Hamilton project, which commenced operations in the second quarter of 2004; $0.1 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in the third quarter of 2004; $0.4 million related to the Fort Eustis/Fort Story project and $2.3 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $0.2 million related to the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.  Of the 2004 amount, $0.7 million related to the Fort Stewart and Hunter Army Airfield project, $0.7 million related to the Fort Carson project and $0.1 million related to the Fort Hamilton project and the Walter Reed Army Medical Center and Fort Detrick project.

Other fee income totaled $12.8 million in 2005 compared to $4.2 million in 2004. Of the 2005 amount, $9.9 million related to development and construction/renovation fees earned from related parties, $2.9 million related to business development fees. Of the $9.9 million of development and construction/renovation fees, $0.3 million related to the Fort Carson project and $3.1 million related to the Fort Stewart and Hunter Army Airfield project, both of which commenced operations in the fourth quarter of 2003; $0.6 million related to the Fort Hamilton project, which commenced operations in June 2004; $0.9 million related to the Walter Reed Army Medical Center and Fort Detrick project which commenced operations in July 2004; $0.6 million related to the Fort Eustis/Fort Story project and $3.0 million related to the Navy Northeast project, both of which commenced operations in the fourth quarter of 2004; and $1.4 million related to the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005.  The 2004 amount consisted of $3.2 million of development and construction/renovation fees and $1.0 million of business development fees. Of the development and construction/renovation fees, $1.5 million related to the Fort Stewart and Hunter Army Airfield project, $0.5 million related to the Fort Carson project, $0.5 million related to the Fort Hamilton project and $0.7 million related to the Walter Reed Army Medical Center and Fort Detrick project.

Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $2.0 million for the nine months ended September 30, 2005.  Of this amunt, $0.6 million related to preferred returns from our Navy Northeast Region project, and $1.4 million related to our investment in the Fort Carson Family Housing, LLC.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business. These costs remained consistent at $3.2 million in both 2005 and in 2004.

Reimbursed expenses increased to $40.1 million in 2005 from $14.8 million in 2004 primarily due to payroll and renovation expenses related to the seven military housing projects in operation as of September 30, 2005; closing costs and transition expenses for the Fort Hamilton, Walter Reed, Fort Detrick, Fort Eustis/Fort Story, Navy Northeast and Fort Bliss/White Sands projects; and expenses relating to the Fort Carson project’s management contracts.

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

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, and corporate aircraft, increased to $8.8 million in 2005 from $4.5 million in 2004 primarily due to increased staffing and additional costs incurred in connection with becoming a public company and growth in our operating segments.

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

As the Company previously disclosed in Part II, Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2005, in the first quarter of 2006 the Audit Committee of the Company’s Board of Trustees conducted an investigation of certain accounting and financial reporting matters. The investigation identified material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2005. In connection with the investigation, we reviewed our previously reported financial statements. Through this review, we identified adjustments that were material to the results we previously reported for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. More specifically, the Company determined that the restatements with respect to the consolidated financial statements for these periods were necessary due to the discovery of errors in revenue recognition, depreciation and operating expenses related to certain transactions reported by the Company and to reclassify equity in earnings of unconsolidated entities.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for this Form 10-Q/A. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure and procedures were not, as of September 30, 2005, effective to provide assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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
10.1

Aircraft Lease Agreement, effective as of August 11, 2005, by and among Corporate Flight Services, LLC, College Park Management, LLC, GMH Military Housing Management, LLC and GMH Communities, LP (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005).

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

10.3

Full Service Lease, dated November 2, 2004, by and among 353 Associates; GMH Capital Partners Commercial Realty Services, LP; GMH Capital Partners Asset Services, LP; GMH Philadelphia Barrage, LLC; GMH Construction Company, Inc. and GMH Associates, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005).

10.4

First Amendment to Lease, effective as of November 1, 2005, by and among 353 Associates, L.P., GMH Capital Partners Commercial Realty Services, LP, GMH Capital Partners Asset Services, LP, GMH Philadelphia Barrage, LLC, GMH Construction Company, Inc. and GMH Associates, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005).

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

GMH COMMUNITIES TRUST

Date: October 23, 2006	/s/ Gary M. Holloway, Sr.
Gary M. Holloway, Sr.
President and Chief Executive Officer

/s/ J. Patrick O’Grady
J. Patrick O’Grady
Executive Vice President
and Chief Financial Officer