Form 10-Q
period 2006-09-30
GMH Communities Trust
filed 2006-11-14
CIK 1293200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐     No  ☒

On November 9, 2006, 41,567,146 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GMH COMMUNITIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Real estate investments:
Student housing properties	$1,413,617	$1,210,255
Accumulated depreciation	55,685	29,039
	1,357,932	1,181,216
Corporate assets:
Corporate assets	8,943	8,178
Accumulated depreciation	829	565
	8,114	7,613
Cash and cash equivalents	7,107	2,240
Restricted cash	16,416	11,625
Accounts and other receivables, net:
Related party	15,293	19,191
Third party	4,470	2,925
Investments in military housing projects	37,356	37,828
Deferred contract costs	1,743	1,063
Deferred financing costs, net	3,947	4,088
Lease intangibles, net	713	3,201
Deposits	9,865	2,856
Other assets	5,243	4,105
Total assets	$1,468,199	$1,277,951

LIABILITIES AND BENEFICIARIES’ EQUITY
Notes payable	$829,789	$692,069
Line of credit	128,000	36,000
Accounts payable	4,178	5,566
Accrued expenses	31,145	21,253
Dividends and distributions payable	16,571	16,227
Other liabilities	28,938	21,337
Total liabilities	1,038,621	792,452
Minority interest	164,218	188,633
Commitments and contingencies (Note 9)	—	—
Beneficiaries’ equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 41,567,146 issued and outstanding at September 30, 2006, and 39,699,843 issued and outstanding at December 31, 2005	42	40
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	326,072	325,455
Unearned share compensation	(817)	(320)
Cumulative earnings	2,617	6,310
Cumulative dividends	(62,554)	(34,619)
Total beneficiaries’ equity	265,360	296,866
Total liabilities and beneficiaries’ equity	$1,468,199	$1,277,951

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Rent and other property income	$45,751	$35,409	$133,821	$91,013
Expense reimbursements:
Related party	17,309	20,096	48,364	40,552
Third party	1,965	1,299	4,690	3,876
Management fees:
Related party	2,131	1,755	6,271	5,085
Third party	766	611	2,421	2,156
Other fee income-related party	5,616	5,895	15,877	12,849
Other income	110	81	254	248
Total revenue	73,648	65,146	211,698	155,779

Operating Expenses:
Property operating expenses	27,628	18,906	65,563	41,104
Reimbursed expenses	19,274	21,395	53,054	44,428
Real estate taxes	4,464	3,184	13,042	8,339
Administrative expenses	3,802	2,992	12,102	8,768
Audit Committee and Special Committee expenses	1,822	—	6,698	—
Depreciation and amortization	10,276	8,550	31,340	24,958
Interest	13,147	8,989	35,777	21,247
Total operating expenses	80,413	64,016	217,576	148,844
(Loss) income before equity in earnings of unconsolidated entities, income taxes and minority interest	(6,765)	1,130	(5,878)	6,935
Equity in earnings of unconsolidated entities	460	1,058	2,850	1,999
(Loss) income before income taxes and minority interest	(6,305)	2,188	(3,028)	8,934
Income taxes	1,307	2,254	3,494	4,512
(Loss) income before minority interest	(7,612)	(66)	(6,522)	4,422
Minority interest	(3,320)	(34)	(2,829)	2,183
Net (loss) income	$(4,292)	$(32)	$(3,693)	$2,239

Earnings (loss) per common share—basic	$(0.10)	$(0.00)	$(0.09)	$0.07

Earnings (loss) per common share—diluted	$(0.10)	$(0.00)	$(0.09)	$0.07
Weighted-average shares outstanding during the period:
Basic	41,491,841	30,350,989	40,678,959	30,350,989
Diluted	73,116,458	64,413,934	72,304,476	64,085,950
Common share dividend declared per share	$0.2275	$0.2275	$0.6825	$0.6825

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$(3,693)	$2,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,910	17,878
Amortization:
Lease intangibles	4,112	7,080
Investment in military housing projects	318	—
Notes payable fair value adjustment	(1,879)	(1,637)
Deferred loan costs	1,027	905
Restricted shares	167	78
Allowance for doubtful accounts	2,213	935
Equity in earnings of unconsolidated entities in excess of distributions received	(667)	(716)
Minority interest	(2,829)	2,183
Changes in operating assets and liabilities:
Restricted cash	(4,791)	(10,262)
Accounts and other receivables	140	(16,602)
Deferred contract costs	(680)	(344)
Deposits and other assets	(8,147)	(1,782)
Accounts payable	(1,388)	(792)
Accrued expenses and other liabilities	17,442	31,756
Net cash provided by operating activities	28,255	30,919
Cash flows from investing activities:
Property acquisitions	(119,035)	(329,160)
Capitalized expenditures	(39,328)	(9,898)
Distributions received from unconsolidated entities in excess of earnings	871	4,062
Net cash used in investing activities	(157,492)	(334,996)
Cash flows from financing activities:
Owner distributions	(49,177)	(36,866)
Redemption of unit holders	(45)	—
Proceeds from line of credit	128,000	244,000
Repayment of line of credit	(36,000)	(107,000)
Proceeds from notes payable	95,567	202,228
Repayment of notes payable	(3,355)	(23,190)
Payment of financing costs	(886)	(2,149)
Net cash provided by financing activities	134,104	277,023
Net increase (decrease) in cash and cash equivalents	4,867	(27,054)
Cash and cash equivalents, beginning of period	2,240	60,926
Cash and cash equivalents, end of period	$7,107	$33,872

Supplemental information:
Real estate acquired by assuming debt including debt premium	$47,388	$83,341
Issuance of units of limited partnership interest for purchase of student housing properties	$—	$28,528
Property distributed at net book value	$—	$3,854
Debt distributed at net book value	$—	$4,208
Cash paid for interest, net of amounts capitalized of $1,858	$37,103	$20,846
Cash paid for taxes	$3,291	$2,272

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

1. Organization and Basis of Presentation

Organization

GMH Communities Trust (the “Trust,” the “Company,” or sometimes referred to as “we”) conducts substantially all of its operations through its operating partnership, GMH Communities, LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2006, the Operating Partnership had 73,191,763 units of partnership interest outstanding, of which the Trust owned 40,985,977 units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of September 30, 2006, there were 31,624,617 units of limited partnership interest outstanding that were not owned by the Company.

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2005, which has been derived from audited data, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial position of the Company as of September 30, 2006, the results of its operations for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 and its cash flows for the nine-month periods ended September 30, 2006 and September 30, 2005 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The in-place leases have been ascribed a value equal to the difference between the incremental value of acquiring a building with in-place leases versus a vacant building.  As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less. Accumulated amortization related to intangible lease costs was $0.9 million at September 30, 2006 and $3.2 million at December 31, 2005.

We expense routine repair and maintenance expenditures that do not improve the value of an asset and extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. The Company’s student housing lease terms generally commence in August or September to coincide with the beginning of the academic year. Accordingly, the Company typically will experience an increase in property operating expenses during the third quarter of each fiscal year, over other quarters, as a result of repair and maintenance expenditures relating to turnover of units at student housing properties to prepare for new residents.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. When required, we review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated.

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

Accounts receivable are presented net of the allowance for doubtful accounts of $1.5 million at September 30, 2006 and $710,000 at December 31, 2005.

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $2.3 million at September 30, 2006 and $1.2 million at December 31, 2005.

Deposits

Deposits primarily consist of amounts paid to third parties in connection with planned acquisitions and amounts paid to lenders that provide related financing or the refinancing of existing loans. At September 30, 2006, deposits for planned acquisitions totaled $5.5 million, deposits related to financings totaled $3.9 million, and other deposits not related to acquisitions or financings totaled $0.5 million. At December 31, 2005, deposits for planned acquisitions totaled $2.1 million, deposits related to financings totaled $0.2 million and other deposits not related to acquisitions or financings totaled $0.6 million.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts and other receivables, deposits, other assets, accounts payable, accrued expenses, dividends and distributions payable, and other liabilities approximate fair value because of the relatively short-term nature of these instruments.

The carrying value and fair value of fixed-rate notes payable at September 30, 2006 was $772.2 million and $762.1 million, respectively. Fair value was estimated using rates the Company believed were available to it as of September 30, 2006 for debt with similar terms. The carrying value of variable-rate notes payable approximates fair value at September 30, 2006.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $533,000 and $513,000 for the three months ended September 30, 2006 and September 30, 2005, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

Military Housing Segment

Standard and incentive management fees, which are based on a percentage of effective gross revenue generated by the military housing projects from the basic allowance for housing (“BAH”) provided by the government to service members, are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order responses, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied. Accrued and unbilled incentive management fees of $1.1 million and $1.0 million are included in accounts receivable — related party at each of September 30, 2006 and December 31, 2005, respectively.

Standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans.  Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. Accrued and unbilled standard and incentive development and construction/renovation fees of $3.8 million and $2.7 million are included in accounts receivable — related party at September 30, 2006 and December 31, 2005, respectively.

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

The Company earns equity returns on its investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of September 30, 2006, only the Fort Carson project had passed its initial development period.

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

The Company entered into a joint venture in the third quarter of 2005 to develop and construct two student housing properties. The Company contributed land to the joint venture in exchange for its 10% interest and cash.  In addition, the Company has the option to purchase the joint venture partner’s interest in the joint venture within one year of completion of the properties, and the Company has provided certain guarantees for the completion of construction and for a portion of the construction loans.  As such, the transaction is being accounted for under the financing method, whereby the Company records the real estate as an asset, depreciates the property, and records a financing obligation.  Construction of both properties was completed in August 2006.

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

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, as revised, “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions.  There was no material impact as of and for the three and nine-month periods ended September 30, 2006.

In November 2004, the Company established an equity incentive plan (the “Plan”) that provides for the issuance of up to 2,000,000 common shares pursuant to options, restricted share awards, share appreciation rights, performance units and other equity based awards. As of September 30, 2006 the Company issued 83,910 restricted common shares under the Plan to non-employee members of the Company’s Board of Trustees and to an executive officer of the Company.  The restricted common shares vest over a three-year period from the grant date. The restricted common shares are entitled to the same dividend and voting rights during the vesting period as the issued and outstanding common shares. The fair value of the awards was calculated based on the closing market price of the Company’s common shares on the grant date and is expensed on a straight-line basis over the vesting period. The Company recognized non-cash stock-based compensation expense related to the restricted common shares of $92,000 and $32,000, for the three months ended September 30, 2006 and 2005, respectively, and $167,000 and $78,000 for the nine months ended September 30, 2006 and 2005, respectively.

3.  Real Estate Investments and Acquisitions

As of September 30, 2006, the Company owned 63 student housing properties, and had ownership interests in two student housing properties through a joint venture, located near a total of 46 colleges and universities in 25 states. These properties contain an aggregate of 11,991 units and 38,938 beds. The Company’s investment in student housing properties at September 30, 2006 and December 31, 2005, which includes the two joint venture properties that were under development and placed into service during the third quarter, are as follows (in thousands):

	September 30, 2006	December 31, 2005
Land	$142,265	$110,634
Building and improvements	1,230,109	1,055,157
Residential furniture and appliances	38,950	26,159
Construction in progress	2,293	18,305
	$1,413,617	$1,210,255

On August 1, 2006, the Company acquired two student housing properties, containing a total of 203 units and 696 beds, for an aggregate purchase price of approximately $41.4 million. These acquisitions were financed through the placement of new mortgage debt on the properties and borrowings under the Company’s credit facility. The Company estimated $325,000 of the aggregate purchase price to be the fair value of in-place leases.   On August 17, 2006, the Company completed the acquisition of five contiguous land parcels for the development of five student housing properties located near Sam Houston State University in Huntsville, TX. The land parcels were acquired for an aggregate purchase price of approximately $1.8 million, which was financed primarily from borrowings under the Company’s credit facility.

During the three months ended June 30, 2006, the Company acquired one student housing property located in Columbia, South Carolina and serving the University of South Carolina, containing 264 units and 924 beds, for an aggregate purchase price of approximately $36.9 million.  The Company estimated $396,000 of the purchase price to be the fair value of in-place leases.

During the three months ended March 31, 2006, the Company acquired six student housing properties located near six colleges and universities in six states containing a total of 994 units and 2,750 beds for an aggregate purchase price of approximately $82.6 million.  The Company estimated $904,000 of the aggregate purchase price to be the fair value of in-place leases.

The results of operations of these properties are included in the accompanying statements of operations from the respective acquisition dates.

4.  Investments in Military Housing Projects

The acquisition of our ownership interests in the joint venture that initially owned the rights relating to our Fort Carson and Fort Eustis/Story military housing projects was recorded at the fair value of the consideration paid in the amount of $31.0 million.  The underlying book value of the equity on the acquisition date was approximately $11.5 million.  The remaining $19.5 million of this investment is being amortized based on the then current fiscal year revenue as a percentage of the estimated revenue to be earned over the remaining lives of the projects, which are 45 years for the Fort Carson project and 50 years for the Fort Eustis/Story project. Amortization expense was $0.1 million for the three months ended September 30, 2006, and $0.1 million for the three months ended September 30, 2005. Amortization expense was $0.3 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively.  The accumulated amortization of the excess purchase price was $0.6 million and $0.3 million at September 30, 2006 and December 31, 2005, respectively.

During the nine months ended September 30, 2006, the Company received $3.1 million of equity distributions from Fort Carson Family Housing LLC.  The carrying value of this investment was $24.9 million at September 30, 2006 and $26.1 million at December 31, 2005.  The Company earns a preferred return on its investment in Fort Carson Family Housing LLC, plus 30% of the project’s Available Cash (defined as net operating income minus debt service and general reserves) until June 2015, and 10% of the project’s Available Cash thereafter. For the nine months ended September 30, 2006, the preferred return plus 30% of Available Cash earned was $2.6 million. The project began repaying the Company’s initial investment in Fort Carson Family Housing LLC in July 2005.  The equity is expected to be completely repaid by 2015.

In November 2004, the Company and Benham Military Communities, LLC formed a joint venture known as GMH/Benham Military Communities LLC for the purpose of investing in the Navy Northeast Region military housing project. The Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC’s 10% interest is accounted for as minority interest and is included in other liabilities.  In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC earns a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment was $12.4 million at September 30, 2006 and $11.7 million at December 31, 2005.

Effective May 1, 2006, the Company officially partnered with the U.S. Department of the Army, to be the private sector partner for the design, development, construction/renovation and management of the military family housing communities at Fort Gordon located near Augusta, Georgia. The 50-year term of the Fort Gordon project includes a six-year Initial Development Period with estimated project costs of approximately $110.0 million.

On May 1, 2006, the Company also acquired an ownership position and commenced property management and maintenance services for the U.S. Department of the Army’s military family housing at Carlisle Barracks and Picatinny Arsenal, located in Carlisle, PA and Dover, NJ, respectively. The Company commenced providing property management and maintenance services at the two installations on May 1, 2006, when one of the Company’s subsidiaries entered into agreements with the Army, including a 50-year ground lease for the purpose of owning and managing the housing inventory at the two installations. Under the agreements, the Company will receive fees for the provision of management and maintenance services at these installations.  In addition, during the third quarter of 2006, we continued negotiations with respect to the completion of final renovation and construction agreements for our Carlisle/Picatinny project, for which financing was secured during the second quarter of 2006. Final renovation and construction agreements are expected to be executed before the end of 2006, at which point we will commence actual renovation and construction activities.

5.  Income Taxes

The Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries. The following table summarizes the Company’s provisions for income taxes for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Federal taxes	$1,059	$1,880	$2,909	$3,790
State taxes	248	374	585	722
Total provision	$1,307	$2,254	$3,494	$4,512

6.  Notes Payable

At September 30, 2006, notes payable totaling $797.1 million were secured by 56 student housing properties with a cost basis of $1,197.0 million.  These notes payable had a weighted average interest rate of 5.10%, a weighted average maturity of 6.56 years, mature at various dates between March 2007 and June 2024 and require monthly payments of principal and interest or monthly payments of interest only.  In addition, as of September 30, 2006, the Company had $27.0 million in indebtedness outstanding that was secured by two student housing properties through a joint venture.

On January 12, 2006, the Company placed new mortgage debt on the corporate headquarters in the amount of $5.7 million. The new mortgage debt has a term of 10 years with a fixed interest rate of 5.58%, and requires monthly payments of interest only.

7.  Line of Credit

New Line of Credit

On October 2, 2006 the Company entered into a $250 million six month revolving line of credit with Wachovia Bank, National Association.  In connection with this transaction, the Company incurred approximately $3.3 million of transactional costs that will be amortized over the term of the agreement.   Borrowings under the Wachovia line of credit were used to (i) repay all obligations under the Former Credit Facility, as defined below, and (ii) fund the equity portion of the purchase price for our recent acquisition of the Capstone portfolio that closed in October 2006. Going forward, borrowings from the line of credit may be used to (i) acquire or fund certain pending student housing acquisitions and military housing projects, and (ii) fund the third and fourth quarter distributions, other general working capital advances pursuant to the terms of the agreement, and such other transactions as may be approved by Wachovia in its sole and absolute discretion.  The new line of credit has an initial term of six months, and provides for either of two extension options: (i) an additional three month extension of the initial maturity date, referred to as the Option One Maturity Date, in the event that we have entered into a definitive agreement relating to a merger or the sale of substantially all of our assets, which merger/sale agreement has been (A) approved by our Board of Trustees, (B) announced publicly and (C) is not subject to financial contingencies; and (ii) an additional six month extension option (provided notice is given no later than fifteen days prior to the later of the initial maturity date or the Option One Maturity Date), subject to payment of a fee in an amount equal to 2.00% of the outstanding principal balance of the loan as of the initial maturity date or the Option One Maturity Date, as the case may be, referred to as the Option Two Maturity Extension. In no event, however, will the maturity date of the line of credit extend beyond October 2, 2007. Borrowings under this new line of credit bear interest at a Eurodollar rate based on LIBOR plus 2%, and LIBOR plus 4.5% during the Option Two Maturity Extension.

The new line of credit contains affirmative and negative covenants and also contains financial covenants which, among other things, require that the Company maintain (i) a fixed charge coverage ratio with respect to the student housing properties, as defined in the line of credit, of at least 1.25x to 1.00x, (ii) a consolidated tangible net worth, as defined by the line of credit agreement, of at least $455 million, (iii)

maintain quarterly minimum aggregate adjusted management EBITDA relating to the military housing segment and student housing managed properties, as defined in the line of credit agreement, of $5 million, and (iv) the Company’s federal tax status as a REIT.

Former Credit Facility

In November 2004, the Company entered into a $150 million three-year unsecured revolving credit facility, subject to increase to $250 million (the “Former Credit Facility”), with a consortium of banks. The Former Credit Facility was terminated and all outstanding borrowings were paid on October 2, 2006 with proceeds from the new line of credit, as described above.  The Company will recognize approximately $1.1 million of deferred financing costs relating to the termination of the Former Credit Facility in the fourth quarter of 2006.  The Former Credit Facility provided for the issuance of up to $20 million of letters of credit, which was included in the aggregate $150 million availability.

In January 2006, the Company paid a dividend to its shareholders in excess of the 110% of funds from operations for the year ended December 31, 2005.  The Company received a waiver of this instance of noncompliance with the financial covenant under the Former Credit Facility.

During the three months ended September 30, 2006, as a result of the ongoing delay in the filing of the  Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2006 and June 30, 2006, the Company obtained waivers of the covenant under its Credit Facility that required the Company to deliver audited financial statements for the 2005 fiscal year no later than 90 days after the fiscal year end, and unaudited quarterly financial statements no later than 45 days after each fiscal quarter. These waivers extended the period by which the Company may deliver the financial statements relating to the year ended December 31, 2005 and the quarter ended March 31, 2006 through August 15, 2006, and for the three months ended June 30, 2006 through September 15, 2006.

As of June 30, 2006, the Company failed to comply with the financial covenants under the Former Credit Facility that required maintenance of an interest coverage ratio equal to or greater than 2.00x, and a fixed charge coverage ratio equal to or greater than 1.75x. On September 1, 2006, the Company entered into a Third Amendment and Waiver to Credit Agreement with the lender syndicate under the Former Credit Facility. Under the agreement, the lender syndicate provided waivers of the Company’s noncompliance with these financial covenants as of the end of the quarter ended June 30, 2006. In addition, the agreement provided for amendments to the definitions of the terms “consolidated EBITDA” and “funds from operations” to permit the Company to add back the non-recurring expenses relating to the special investigation performed by the Audit Committee and to the formation and operations of the Company’s Special Committee in connection with its review of strategic alternatives. In addition, the agreement included an amendment to the Company’s total leverage ratio, commencing with the quarter ended June 30, 2006, from 60% to 70%. Under the terms of the amendment, the 70% total leverage ratio will be in effect through December 31, 2006, and thereafter will revert to 60%.  Commencing with the quarter ended June 30, 2006 and through December 31, 2006, the applicable rate on all amounts outstanding under the credit facility, as amended, when the Company’s leverage ratio exceeds 65% will be 2.625% and 2.00% for Eurodollar rate loans and prime rate loans, respectively.  The Company incurred $540,000 in fees in connection with obtaining this waiver and amendment, of which $120,000 relating to the waiver was expensed during the third quarter.

As of September 30, 2006, the Company had $128 million outstanding under the Former Credit Facility, bearing interest at a Eurodollar rate based on 30-day LIBOR of 5.33% plus 1.875% resulting in a total interest rate at 7.205%.  As of September 30, 2006, there were no letters of credit outstanding under the Former Credit Facility, and the Company had an additional $22 million in total borrowings available under the Former Credit Facility.

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

The Company provided certain functions to entities affiliated with Gary M. Holloway, Sr., including human resources, legal and information technology.  Such costs totaled $40,000 and $21,000 during the three months ended September 30, 2006 and September 30, 2005, respectively, and $124,000 and $232,000 during the nine months ended September 30, 2006 and September 30, 2005, respectively, and are included in expense reimbursement from related parties in the accompanying consolidated statements of operations.

The Company leases space in its corporate headquarters to entities wholly-owned by Gary M. Holloway, Sr.  Rental income from these entities totaled $35,000 and $61,000 during the three and nine months ended September 30, 2006, respectively, and $113,000 and $183,000 during the three and nine months ended September 30, 2005, respectively, and are included in rent and other property income in the accompanying consolidated statements of operations.

The Company provided property management consulting services to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Mr. Holloway, in connection with property management services that GMH Capital Partners Asset Services, LP performed related to five student housing properties containing a total of 2,172 beds. The Company earned consulting fees equal to 80% of the management fees that GMH Capital Partners Asset Services, LP earned for providing the property management services.  For the three and nine months ended September 30, 2005, such fees totaled $53,000 and $187,000, respectively. As of January 1, 2006, the management agreements relating to four of these properties were assigned from GMH Capital Partners Asset Services, LP to a subsidiary of the Company, and the management agreement relating to the fifth property was terminated. As a result, no such consulting fees were earned by the Company during the three or nine months ended September 30, 2006.  In addition, the Company earned management fees from properties in which Mr. Holloway is an investor.  During the three and nine months ended September 30, 2006, such income totaled $37,000 and $74,000, respectively, and $0.2 million during the nine months ended September 30, 2005. No such income was received during the three months ended September 30, 2005.

The Company is reimbursed by joint ventures relating to certain military housing projects in which the Company has an ownership interest, as well as student housing properties under the Company’s management in which Mr. Holloway was an investor through March 2005, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. The reimbursement of these costs is reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.  During the three and nine months ended September 30, 2006, such reimbursed costs totaled $17.3 million and $48.2 million, respectively. During the three and nine months ended September 30, 2005, such reimbursed costs totaled $20.1 million and $40.4 million, respectively.

Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to certain student housing properties and military housing projects that we have acquired or refinanced. In connection with the purchase of title insurance for these student housing properties and military housing projects, premiums were paid to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title insurance companies paid to Bryn Mawr Abstract, Inc. $162,000 and $345,000 during the three and nine months ended September 30, 2005, respectively, for the provision of title abstract services, and $39,000 and $226,000 during the three and nine months ended September 30, 2006, respectively.

Mr. Holloway owns GMH Capital Partners Commercial Realty LP, an entity that has provided real estate consulting and brokerage services for real estate transactions. During the nine months ended September 30, 2005, GMH Capital Partners Commercial Realty LP received aggregate commissions of $284,000.  No such payments were made during the three months ended September 30, 2005 or during the three and nine months ended September 30, 2006.

In February 2005, the Company transferred its interest in Corporate Flight Services, LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway.  Corporate Flight Services, LLC had a net deficit of $171,000, net of $180,000 tax expense related to a taxable gain upon the transfer to Mr. Holloway, on the date it was transferred back to Mr. Holloway. This transfer was accounted for as a capital contribution to additional paid-in capital.  During the three and nine months ended September 30, 2006, the Company paid to Corporate Flight Services, LLC $371,000 and $871,000, respectively, in connection with use of the aircraft for student housing and military housing related travel.  During the three and nine months ended September 30, 2005, the Company paid to Corporate Flight Services LLC $32,000 and $197,000 respectively for use of the aircraft.

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

9. Commitments and Contingencies

As of September 30, 2006, we had agreements to acquire two student housing properties, a portfolio of 11 student housing properties, and four undeveloped parcels of land for the development of four future student housing properties, for an aggregate purchase price of $268.0 million, and had placed nonrefundable deposits related to such acquisitions totaling approximately $5.5 million.

With regard to military housing projects at Army bases, depending on the terms of each respective agreement, the Company is either required to fund its portion of the equity commitment to the project’s joint venture (i) after all other sources of funding for the project have been expended or (ii) after the initial development period is completed. With respect to the Company’s Navy Northeast Region project, however, the Company was required to fund the equity commitment at commencement of the project. In connection with finalizing the agreements with the DoD for the Company’s military housing projects, the Company has committed to contribute the following aggregate amounts as of September 30, 2006 (in thousands):

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

In 2004, the Company entered into employment agreements with three of its executive officers. Each employment agreement is for an initial three-year term beginning on November 2, 2004 and provides for base salaries aggregating $975,000 in each of the three years. The base salaries increase annually effective January 1 of each year by a minimum amount equal to at least the percentage increase in the Consumer Price Index.  On December 31, 2005, the Company and one of its executive officers entered into a separation agreement, pursuant to which the executive resigned from his position as an officer of the Company and effectively terminated his employment agreement with the Company.  Under the terms of the separation agreement, the executive remained eligible for an incentive bonus award for the fiscal year 2005, which was paid to the executive in June 2006. In addition, the executive has agreed to remain subject to certain restrictive covenants contained in the employment agreement, including non-disclosure of confidential information, non-competition and non-solicitation of employees, assignment of intellectual property rights, and on-going cooperation with the Company in connection with pending matters.  The Company and the executive separately executed a Consulting Agreement, dated January 1, 2006, pursuant to which the executive has agreed to provide consulting services to the Company for an initial term through May 31, 2007.  The Company is paying the former executive $25,000 per month during the term of the Consulting Agreement as compensation for his services, which is being expensed as incurred.

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2006 and December 31, 2005.

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

On June 2, 2006 a motion for appointment of a lead plaintiff was filed with the court, and two additional motions were filed on June 5, 2006. To date, the court has not ruled on these motions, and the defendants have not yet responded to any of the filed complaints. The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff’s claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. The Company has not established a reserve for these claims, as it has not determined that a loss is probable nor is it able to be estimated at this time.  An adverse outcome could have a material adverse effect on our consolidated financial statements and results of operations.

The Company is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

10. Segment Reporting

The Company is managed as individual entities that comprise three reportable segments: (1) student housing (2) military housing and (3) corporate. The Company’s management evaluates each segment’s performance based upon net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended September 30,
	2006				2005
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)

Revenue:
Rent and other property income	$45,716	—	$35	$45,751	$35,349	—	$60	$35,409
Expense reimbursements:
Related party	46	17,273	(10)	17,309	—	20,074	22	20,096
Third party	1,965	—	—	1,965	1,299	—	—	1,299
Management fees:
Related party	37	2,094	—	2,131	—	1,755	—	1,755
Third party	766	—	—	766	611	—	—	611
Other fee income, related party	—	5,616	—	5,616	(39)	5,934	—	5,895
Other income	46	23	41	110	34	45	2	81
Total revenue	48,576	25,006	66	73,648	37,254	27,808	84	65,146

Operating Expenses:
Property operating expense	26,111	1,517	—	27,628	17,658	1,248	—	18,906
Reimbursed expenses	2,011	17,273	(10)	19,274	1,299	20,074	22	21,395
Real estate taxes	4,440	—	24	4,464	3,184	—	—	3,184
Administrative expenses	—	—	3,802	3,802	—	—	2,992	2,992
Audit Committee and Special Committee expenses	—	—	1,822	1,822	—	—	—	—
Depreciation and amortization	10,099	93	84	10,276	8,370	78	102	8,550
Interest	12,627	—	520	13,147	8,715	—	274	8,989
Total operating expenses	55,288	18,883	6,242	80,413	39,226	21,400	3.390	64,016
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(6,712)	6,123	(6,176)	(6,765)	(1,972)	6,408	(3,306)	1,130
Equity in earnings of unconsolidated entities	—	460	—	460	—	1,058	—	1,058
Income (loss) before income taxes and minority interest	(6,712)	6,583	(6,176)	(6,305)	(1,972)	7,466	(3,306)	2,188
Income tax (benefit) expense	(140)	1,447	—	1,307	110	2,144	—	2,254

Income (loss) before minority interest	(6,572)	5,136	(6,176)	(7,612)	(2,082)	5,322	(3,306)	(66)
Minority interest	(2,866)	2,240	(2,693)	(3,320)	(1,063)	2,716	(1,687)	(34)
Net income (loss)	$(3,705)	$2,896	$(3,483)	$(4,292)	$(1,019)	$2,606	$(1,619)	$(32)

	Nine Months Ended September 30,
	2006				2005
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)

Revenue:
Rent and other property income	$133,708	—	$113	$133,821	$90,831	—	$182	$91,013
Expense reimbursements:
Related party	235	47,967	162	48,364	186	40,134	232	40,552
Third party	4,690	—	—		3,876	—	—	3,876
Management fees:				4,690
Related party	74	6,197	—	6,271	197	4,888	—	5,085
Third party	2,421	—	—	2,421	2,156	—	—	2,156
Other fee income, related party	—	15,877	—	15,877	(39)	12,818	70	12,849
Other income	129	46	79	254	109	69	70	248
Total revenue	141,257	70,087	354	211,698	97,316	57,909	554	155,779

Operating Expenses:
Property operating expense	60,994	4,569	—	65,563	37,866	3,238	—	41,104
Reimbursed expenses	4,925	47,967	162	53,054	4,062	40,134	232	44,428
Real estate taxes	12,970	—	72	13,042	8,339	—	—	8,339
Administrative expenses	—	—	12,102	12,102	—	—	8,768	8,768
Audit Committee and Special Committee expenses	—	—	6,698	6,698	—	—	—	—
Depreciation and amortization	30,758	342	240	31,340	24,414	132	412	24,958
Interest	34,298	—	1,479	35,777	20,508	—	739	21,247
Total operating expenses	143,945	52,878	20,753	217,576	95,189	43,504	10,151	148,844
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(2,688)	17,209	(20,399)	(5,878)	2,127	14,405	(9,597)	6,935
Equity in earnings of unconsolidated entities	—	2,850	—	2,850	—	1,999	—	1,999
Income (loss) before income taxes and minority interest	(2,688)	20,059	(20,399)	(3,028)	2,127	16,404	(9,597)	8,934
Income tax (benefit) expense	(372)	3,866	—	3,494	125	4,387	—	4,512
Income (loss) before minority interest	(2,316)	16,193	(20,399)	(6,522)	2,002	12,017	(9,597)	4,422
Minority interest	(984)	7,102	(8,947)	(2,829)	954	6,023	(4,794)	2,183
Net income (loss)	$(1,332)	$9,091	$(11,452)	$(3,693)	$1,048	$5,994	$(4,803)	$2,239

	Student Housing	Military Housing	Corporate	Total
	(in thousands)
As of September 30, 2006:
Total assets	$1,395,742	$55,493	$16,964	$1,468,199
Total liabilities	$931,446	$(16,952)	$124,127	$1,038,621
As of December 31, 2005:
Total assets	$1,206,555	$59,242	$12,154	$1,277,951
Total liabilities	$769,469	$(3,682)	$26,665	$792,452

11.  Earnings Per Common Share

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2006 and September 30, 2005 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Basic	Diluted	Basic	Diluted

Net loss	$(4,292)	$(4,292)	$(32)	$(32)
Minority interest	—	(3,320)	—	(34)
Income available to common shareholders	$(4,292)	$(7,612)	$(32)	$(66)

Weighted-average common shares outstanding	41,491,841	41,491,841	30,350,989	30,350,989
Warrant	—	—	—	2,435,628
Units of limited partnership held by minority interest holders	—	31,624,617	—	31,627,317
Restricted common shares	—	—	—	—
Total weighted-average shares outstanding	41,491,841	73,116,458	30,350,989	64,413,934
Earnings (loss) per common share	$(0.10)	$(0.10)	$(0.00)	$(0.00)

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Basic	Diluted	Basic	Diluted

Net income (loss)	$(3,693)	$(3,693)	$2,239	$2,239
Minority interest	—	(2,829)	—	2,183
Income available to common shareholders	$(3,693)	$(6,552)	$2,239	$4,422

Weighted-average common shares outstanding	40,678,959	40,678,959	30,350,989	30,350,989
Warrant	—	—	—	2,107,644
Units of limited partnership held by minority interest holders	—	31,625,517	—	31,627,317
Restricted common shares	—	—	—	—
Total weighted-average shares outstanding	40,678,959	72,304,476	30,350,989	64,085,950
Earnings (loss) per common share	$(0.09)	$(0.09)	$0.07	$0.07

The computation of diluted earnings per share excludes the warrants for the nine-month period ended September 30, 2006, and excludes the restricted common shares for both the three and nine-month periods because they have an anti-dilutive effect on earnings per share.

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

On September 15, 2006, the Company declared a quarterly dividend of $0.2275 per outstanding common share. The dividend of $16.6 million was paid on October 13, 2006, of which $9.4 million and $7.2 million was paid to common shareholders and unitholders of the Operating Partnership, respectively, of record on September 29, 2006.

12. Acquisition of Real Estate Investments

The Company acquired 24 student housing properties and three land parcels during the year ended December 31, 2005 for an aggregate purchase price of approximately $548.5 million; two student housing properties and five contiguous land parcels during the three months ended September 30, 2006 for an aggregate purchase price of $43.2 million, and nine student housing properties and five contiguous land parcels during the nine months ended September 30, 2006, for an aggregate purchase price of $162.6 million.  During the three and nine months ended September 30, 2005, the Company acquired six and 22 student housing properties, respectively, for an aggregate purchase price of $119.6 million and $437.5 million. The results of operations for each of the acquired properties have been included in our statements of operations from the respective purchase dates. All pro forma financial information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the purchases had been consummated on January 1, 2005, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information for the three- and nine- month periods ended September 30, 2006 and September 30, 2005 gives effect to the acquisition of the 49 student housing properties as if the transactions had occurred on January 1, 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Pro forma revenue	$75,866	$75,660	$216,057	$197,116
Pro forma net income (loss)	(4,345)	(280)	(3,737)	2,740
Pro forma EPS — Basic	$(0.11)	$(0.01)	$(0.09)	$0.09
Pro forma EPS — Diluted	$(0.11)	$(0.01)	$(0.09)	$0.09

13. Subsequent Events

On October 2, 2006, the Company terminated the Former Credit Facility and entered into a new line of credit with Wachovia Bank, National Association. For a discussion of these events, see Note 7.

In October 2006, the Company completed the acquisition of a portfolio of 11 student housing properties containing a total of 2,214 units and 7,194 beds, for an aggregate purchase price of approximately $223.0 million. These acquisitions were financed through the placement of new mortgage debt totaling approximately $173.4 million and borrowings under the new line of credit. Each mortgage loan has a term of 10-years, is interest-only and bears a fixed interest rate of 5.84%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. As of September 30, 2006, we owned 63 and had ownership interests in 2 student housing properties containing a total of 11,991 units and 38,938 beds, seven undeveloped or partially developed parcels of land held for development as student housing properties.

We owned minority equity interests in joint ventures that own our military housing privatization projects. Additionally, as of September 30, 2006, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries operates, nine military housing privatization projects, comprising an aggregate of approximately 17,093 end-state housing units on 21 military bases.  In addition, on July 21, 2006, financing was secured for our Carlisle/Picatinny project, which we were officially awarded during the second quarter of 2006. As of the filing of this report, construction and renovation agreements are in the process of being completed to permit the commencement of construction/renovation activities for this project, and are expected to be finalized during the fourth quarter of 2006.  We also are currently in the solicitation process with the U.S. Air Force for a military housing privatization project that is expected to cover four bases and 2,875 end-state housing units. During the fourth quarter of 2006, we were selected by the Department of the Army to design, construct and manage single soldier housing at the Army’s Fort Bliss and Fort Stewart bases. These two projects are among the first of unaccompanied personnel housing privatization awards targeted by the Army, and are expected to cover up to 470 and 370 apartments, respectively.

Through our taxable REIT subsidiaries, we provide development, construction, renovation and management services for our military housing privatization projects and property management services for student housing properties owned by others. In order to comply with the applicable requirements under the REIT provisions of the Code, we must limit the operations of taxable REIT subsidiaries so that securities issued to us by our taxable REIT subsidiaries do not represent more than 20% of the fair value of total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, do not exceed 25% of our gross income for any taxable year.

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

Restatement of 2005 quarterly financial statements and identification of material weaknesses in internal control over financial reporting and disclosure controls and procedures

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, in the first quarter of 2006 the Audit Committee of our Board of Trustees commenced an investigation of certain accounting and financial reporting matters.  The investigation identified material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2005. While we have initiated a remediation plan designed to address these material weaknesses, we cannot provide assurance that such plan will effect complete remediation of all of the identified material weaknesses as of the end of the 2006 fiscal year.  In connection with the investigation, we reviewed our previously reported financial statements.  Through this review, we identified adjustments that were material to the results we previously reported for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005.  Accordingly, we have previously restated our financial statements for each of these quarterly periods.

Student Housing

The student housing segment acquires, owns and manages off-campus student housing properties strategically located near college or university campuses. During the period beginning July 2004 and up to September 30, 2006, our rental revenue increased substantially as a result of the acquisition of our properties, including those properties acquired in our formation transactions. The rental payments we receive as a result of the properties that we own are reflected in our revenue. Additionally, operating expenses, real estate taxes and depreciation and amortization have increased as a result of these acquisitions. Further, interest expense has increased related to the financing of the properties we have acquired.

Historically, we have found certain property revenues and operating expenses to be cyclical in nature, and therefore not incurred ratably over the course of the year.  As our properties are leased predominantly on an academic-year basis, certain of our operating revenues and expenses will vary from quarter to quarter depending on the leasing cycle. For example, we typically experience significant turnover costs during the third quarter of our fiscal year, in connection with preparing our properties for new residents prior to commencement of the new academic-year lease period, which typically begins in August or September.  In addition, we also typically incur higher lease-up costs during the first two quarters of our fiscal year, as this is the period during which we heavily target students for leases that will commence for the next academic year.  Property revenues and expenses may differ from expected results in the year of acquisition, depending on the timing of the acquisition in relation to the leasing cycle. We expect this trend to continue as we acquire additional properties.  In comparing our operating statistics for the three months ended September 30, 2006 versus the same period in 2005, most of the key operating metrics for the student housing segment in the aggregate experienced significant increases, primarily as a result of the acquisition of additional properties during 2005 and the first nine months of 2006.  Most notably, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, rent and other property income, depreciation and amortization, interest expense, real estate taxes, and property operating expense each increased significantly.  These increases were due to a number of factors, including the increase in size of our portfolio in general, as well as the following: with respect to real estate taxes, more aggressive assessments by local taxing authorities with respect to certain of our student housing properties throughout 2005 and the first half of 2006; and with respect to property operating expenses due primarily to timing issues surrounding the dates on which we acquired properties in relation to the student housing leasing cycle, as noted above. With respect to properties owned during both of the three and nine months ended September 30, 2006 versus the comparable periods in 2005, revenues remained relatively flat over the comparable periods as a result of lower than anticipated occupancy levels at certain properties; and property operating expenses increased as a result of increased utilities expenses, bad debt expenses relating to uncollected rents, and increased repair and maintenance activities. During 2005 and the nine months ended September 30, 2006, we also expect to continue to experience going forward, increases in operating expenses (in addition to the proportionate increase associated with the increased number of properties owned in 2006 versus 2005) that will include increased utility expenses resulting from national trends in higher energy-related costs and higher insurance costs.

We earn management fees from managing properties for related parties and third parties. These fees are typically equal to a percentage of cash receipts or gross rental revenues generated by the managed properties, or equal to a fixed monthly amount, according to the management agreements for the properties we manage. We also have the ability to earn incentive management fees by achieving specified property-level performance criteria for certain properties we manage for third parties. Further, certain operating expenses incurred related to properties we manage for others are reimbursed by the owners of the properties managed. We expect to continue generating fee income revenue and operating expense reimbursements from the properties that we manage for others, although the amounts are expected to become less significant as a percentage of our overall revenues as rental income increases from the properties we own.  We expect to continue to pursue new third-party management agreements by utilizing relationships in the student housing market and providing our significant operational economies of scale as a savings mechanism for other third party owners, including institutional owners and individual student housing owners.  We currently do not expect, however, that any growth from new third-party management business within the next 12 months will contribute to our student housing segment as significantly as growth from acquisition and development of new owned student housing assets.

We expect to continue to acquire additional student housing properties and development projects that are located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. During 2005, we entered into a joint venture with an institutional partner to develop and construct two student housing properties. Under the terms of this venture, our joint venture partner agreed to fund 90% of the equity expected to be required for development of the properties, which includes acquisition costs for the properties and a portion of the development and construction costs, and we agreed to fund the remaining 10% of the required equity. The joint venture then obtained construction loans for the properties to be developed that permits draws for up to a certain percentage of the total cost of development.  Development of both properties was completed in August 2006.  The terms of the joint venture provide that we manage the properties, including the development, construction and pre-leasing of the properties, and have the option to purchase our partner’s interest in the joint venture within one year after completion of the properties. In an effort to conserve our capital resources, we will consider, at least through the remainder of 2006, funding future acquisitions of student housing properties and development projects through joint venture structures. We also may determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital and projected returns with respect to the property. In addition to utilizing cash from operations and from our line of credit, we may leverage existing student housing properties which are underleveraged or unencumbered by debt to generate cash to fund the purchase of additional student housing properties or our equity investments in joint ventures. The timing of any additional acquisitions or development projects will be dependent upon various factors, including our ability to complete satisfactory due diligence, find suitable joint venture partners and agree upon mutually acceptable joint venture terms, obtain appropriate debt financing on the properties, and the availability of capital. In addition, the timing of, or decision to continue to pursue, additional acquisitions or developments projects could be affected by the outcome of the strategic evaluation process that is currently being performed by the Special Committee of our Board of Trustees. To the extent that we seek to acquire or develop additional properties within the next six to twelve months, our main source of financing would be borrowings from our new line of credit with Wachovia Bank, National Association. We are required to obtain approval from Wachovia with respect to the uses of any funds borrowed under the line of credit, and currently only have two pending student housing acquisitions pre-approved for financing under the line. As a result, we could be limited in the number or timing of any additional student housing acquisitions or development projects based on this approval requirement with Wachovia.

During the three months ended June 30, 2006, we executed agreements of sale relating to, in the aggregate, the purchase of a portfolio of 13 student housing properties from Capstone Properties for an aggregate purchase price of $247.0 million; and on July 26, 2006, we gave notice to the seller that we were terminating agreements relating to two of the properties in the portfolio, in accordance with the terms of those agreements. On July 27, 2006, we entered into a first amendment to the agreements of sale to (i) formally terminate the agreement relating to those two properties, (ii) reduce the aggregate purchase price of the remaining 11 properties to approximately $223.0 million, and (iii) extend the due diligence period under the agreements through August 5, 2006. On August 2, 2006, our Board of Trustees approved of the acquisition of the portfolio, subject to the Company’s receipt of appropriate financing. We closed on this acquisition in October 2006.

On August 1, 2006, the Company acquired two student housing properties, containing a total of 203 units and 696 beds, for an aggregate purchase price of approximately $41.4 million. These acquisitions were financed through the placement of new mortgage debt on the properties and borrowing under our original credit facility with Bank of America as administrative agent.  With respect to the property located in San Diego, California, we placed $28.6 million in 10-year, interest-only mortgage debt on the property, with a fixed interest rate of 5.97%. With respect to the property located in Mankato, Minnesota, we placed $3.0 million in 10-year, interest-only, mortgage debt on the property, with a fixed interest rate of 6.19%.

On August 17, 2006, we completed the acquisition of five contiguous land parcels for the development of a student housing property located near Sam Houston State University in Huntsville, TX. The land parcels were acquired for an aggregate purchase price of approximately $1.8 million, which was financed primarily from borrowings under the Company’s credit facility.

As of September 30, 2006, with regard to our student housing segment, we:

•  owned 63 student housing properties, and held ownership interests in two student housing properties through a joint venture, containing a total of 11,991 units and 38,938 beds;

•  managed a total of 18 student housing properties owned by others, containing a total of  3,293 units and 10,752 beds; and provided consulting services for one property owned by others, which when completed is expected to contain a total of 421 units and 1,658 beds;

•  owned seven undeveloped parcels of land, which currently are projected, upon completion to contain a total of 570 units and 1,764 beds.

Military Housing

Our military housing segment develops, constructs, renovates and manages military housing privatization projects in which we acquire interests. Our military housing segment began generating revenue in the fourth quarter of 2003 with the initiation of our Fort Carson and Fort Stewart and Hunter Army Airfield projects. Revenue grew throughout 2005 and the first nine months of 2006 with the addition of other projects. We receive income from our military housing segment which is comprised primarily of fee income for providing development, construction/renovation and management services to our military housing privatization projects and from returns on the equity we invest in the projects. In addition, we earn business development fees from certain of our business partners in connection with our military housing privatization projects, such as our construction and architectural/engineering partners. We seek these fees as payment for our business development efforts incurred by us in connection with pursuing and coordinating the completion of military housing privatization projects that benefit these business partners. We also receive expense reimbursements, consisting primarily of payroll and related expenses, and closing costs and transition costs we incur for the project in the 60 to 90-day period preceding the initiation of our management of the project. Typically, at the time we initiate management on a project, the project reimburses us for these amounts from the proceeds of the debt issued by the joint venture that owns the project.

As of September 30, 2006, we owned equity interests in the joint ventures that owned the nine military housing privatization projects currently in operation, encompassing 21 military bases totaling 17,093 end-state housing units. During the three and nine months ended September 30, 2006, we earned fees for providing development, construction/renovation and management services to nine military housing privatization projects.

During the third quarter of 2006, we continued negotiations under the solicitation process with the Air Force for the military housing privatization project referred to as the AETC Group I project. This project is expected to cover four bases and 2,875 end-state housing units.  In addition, during the third quarter of 2006, we continued negotiations with respect to the completion of final renovation and construction agreements for our Carlisle/Picatinny project, for which financing was secured during the second quarter of 2006. Final renovation and construction agreements are expected to be executed before the end of 2006, at which point we will commence actual renovation and construction activities.

Also in the third quarter of 2006, we, together with the Army as our joint venture partner for our Fort Carson project, submitted a plan to Congress to expand the Fort Carson project. The expansion is expected to have a four-year initial development period covering approximately 400 new housing units. If the proposed expansion plan is approved by Congress, financing is expected to be completed shortly thereafter. With the proposed expansion, the Fort Carson project would cover in excess of 3,000 end-state housing units.

With regard to trends and uncertainties in the military housing market, some of the bases included in our military housing privatization projects were targeted for closure or realignment in the latest round of the Base Realignment and Closure, or BRAC, process, which was initiated in 1988 and completed its fifth and, under current legislation, final round in 2005.  The Department of Defense (DoD) released its initial recommendations for BRAC in May 2005, and the BRAC Commission then voted to amend the DoD’s initial list on July 19, 2005. Under the BRAC Commission’s revisions, several bases were removed from the DoD’s list of bases targeted for closure, including the Submarine Base in New London, CT and the Portsmouth Naval Shipyard in Kittery, Maine. In addition, the BRAC Commission also proposed a less significant realignment at the Fort Eustis base under our Fort Eustis/Fort Story project in Newport News, Virginia than was proposed by the DoD, and the BRAC Commission proposed to close the Naval Air Station in Brunswick, Maine, which had been recommended by the DoD to be realigned.   Finally, the BRAC Commission voted to uphold the DoD’s recommendation to close the Walter Reed Army Medical Center in Washington, DC.  In September 2005, the BRAC Commission sent its report to the President regarding its findings and recommended changes to the DoD’s initial report, and President Bush accepted the BRAC Commission’s recommendations in their entirety. On November 9, 2005, the BRAC round was completed when Congress also approved the BRAC Commission’s recommendations in their entirety. Under the final BRAC list versus the original DoD recommendations, the number of affected military housing units covered by our existing projects was reduced from 2,500 to approximately 700 units, with these remaining approximately 700 units located at the Naval Air Station in Brunswick, Maine.  As of the filing of this report, no dates had been formally approved for closure of the Naval Air Station or the Walter Reed Army Medical Center; however, it is anticipated that such closures would occur no later than 2011 in accordance with applicable BRAC legislation.

We are in the process of finalizing plans with the Navy to restructure the terms and debt financing for the Navy Northeast Region project as a result of (i) the anticipated closure of the Naval Air Station, which covers approximately 723 end-state housing units and (ii) the need to further reduce the number of end-state housing units for the project overall by approximately 620 units due to changes in area housing market conditions that are affecting occupancy rates for the project. As part of the anticipated plan to reduce the scope of the Navy Northeast Region project, the joint venture entity that we own together with the Navy is in the process of restructuring the outstanding bonds that were originally issued to finance the project. We currently expect the restructuring to be completed during the fourth quarter of 2006.

With respect to the BRAC-related closure of the Walter Reed Army Medical Center, we do not expect the closure to result in the loss of housing units, as these housing units are likely to be utilized by personnel who will be relocated from serving at Walter Reed to serving at nearby military facilities in the Washington, DC metropolitan area.

During the fourth quarter of 2006, we were selected by the Department of the Army to design, construct and manage single soldier housing at the Army’s Fort Bliss and Fort Stewart bases. These two projects are among the first of unaccompanied personnel housing privatization awards targeted by the Army, and are expected to cover up to 470 and 370 apartments, respectively. In addition, our management team also had under review, as of October 30, 2006, nine additional potential privatization project opportunities. These projects span multiple bases and total, in the aggregate, approximately 21, 200 housing units. Individual projects identified as opportunities range from approximately 1,000 units to 5,500 units per project.  We consider a project as “under review” once a base has been identified by the DoD for privatization and our management begins initial due diligence and evaluation of the economic and strategic value of the project. After further due diligence, we may decide not to pursue any of these potential privatization projects.  We also will continue to pursue opportunities to acquire projects or project rights from our competitors, as well as opportunities to participate in pilot housing programs for unaccompanied military personnel.

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

•  we recognize other property income, including, but not limited to, lease processing fees, move-in fees and activity fees as received and earned throughout the course of the year. The timing of these fees typically fluctuates in relation to the academic year leasing cycle;

•  standard management fees are based on a percentage of monthly cash receipts or gross monthly        rental and other revenues generated by the properties managed for others. We recognize these fees on a monthly basis as the services are performed;

•  we earn incentive management fees as a result of the achievement of certain operating performance criteria over a specified period by certain managed properties, including targeted annual debt service coverage ratios of the properties. We recognize these fees at the amount that would be due under the contract if the contract was terminated on the balance sheet date; and

•  we accrue operating expense reimbursements as the related expenses are incurred. Expense reimbursements are comprised primarily of salary and related costs of certain of our employees working at certain properties we manage for others, the cost of which is reimbursed by the owners of the related properties.

Military Housing

We earn military housing revenues and income for providing services and capital to our military housing privatization projects, including the following:

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

•  equity returns are earned on our investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of September 30, 2006, only the Fort Carson project had passed its initial development period.

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

Real Estate Investments and Corporate Assets

We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost of acquired assets includes the purchase price and related closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with SFAS 141. We estimate fair value based on information obtained from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, and other market data.

In-place leases are ascribed a value equal to the difference between the incremental value of acquiring a building with in-place leases versus a vacant building.  As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less.

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

In accordance with SFAS 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. When required, we review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated.

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

The Company entered into a joint venture in the third quarter of 2005 to develop and construct two student housing properties. The Company contributed land to the joint venture in exchange for its 10% interest and cash.  In addition, the Company has the option to purchase the joint venture partner’s interest in the joint venture within one year of completion of the properties, and the Company has provided certain guarantees for the completion of construction and for a portion of the construction loans.  As such, the transaction is being accounted for under the financing method, whereby the Company records the real estate as an asset, depreciates the property, and records a financing obligation.  Construction of both properties was completed in August 2006.

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

Comparison of the Three Months Ended September 30, 2006

to the Three Months Ended September 30, 2005

	Three Months Ended September 30,
	2006				2005
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)
Revenue:
Rent and other property income	$45,716	—	$35	$45,751	$35,349	—	$60	$35,409
Expense reimbursements:
Related party	46	17,273	(10)	17,309	—	20,074	22	20,096
Third party	1,965	—	—	1,965	1,299	—	—	1,299
Management fees:
Related party	37	2,094	—	2,131	—	1,755	—	1,755
Third party	766	—	—	766	611	—	—	611
Other fee income, related party	—	5,616	—	5,616	(39)	5,934	—	5,895
Other income	46	23	41	110	34	45	2	81
Total revenue	48,576	25,006	66	73,648	37,254	27,808	84	65,146

Operating Expenses:
Property operating expense	26,111	1,517	—	27,628	17,658	1,248	—	18,906
Reimbursed expenses	2,011	17,273	(10)	19,274	1,299	20,074	22	21,395
Real estate taxes	4.440	—	24	4,464	3,184	—	—	3,184
Administrative expenses	—	—	3,802	3,802	—	—	2,992	2,992
Audit Committee and Special Committee expenses	—	—	1,822	1,822	—	—	—	—
Depreciation and amortization	10,099	93	84	10,246	8,370	78	102	8,550
Interest	12,627	—	520	13,147	8,715	—	274	8,989
Total operating expenses	55,288	18,883	6,242	80,413	39,226	21,400	3,390	64,016

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(6,712)	6,123	(6,176)	(6,765)	(1,972)	6,408	(3,306)	1,130
Equity in earnings of unconsolidated entities	—	460	—	460	—	1,058	—	1,058
Income (loss) before income taxes and minority interest	(6,712)	6,583	(6,176)	(6,305)	(1,972)	7,466	(3,306)	2,188
Income tax (benefit) expense	(140)	1,447	—	1,307	110	2,144	—	2,254
Income (loss) before minority interest	(6,572)	5,136	(6,176)	(7,,612)	(2,082)	5,322	(3,306)	(66)
Minority interest	(2,866)	2,240	(2,693)	(3,320)	(1,063)	2,716	(1,687)	(34)
Net (loss) income	$(3,705)	$2,896	$(3,483)	$(4,292)	$(1,019)	$2,606	$(1,619)	$(32)

Student Housing

Revenue. Of the 63 properties owned as of September 30, 2006, we acquired 24 of the student housing properties during 2005, and nine properties during the nine months ended September 30, 2006, of which two were acquired during the three months ended September 30, 2006. Rent and other property income totaled $45.7 million for the three months ended September 30, 2006. As of September 30, 2005, we owned 52 student housing properties, with rent and other property income totaling $35.3 million for the three months ended September 30, 2005.

With respect to the properties we owned during both the three months ended September 30, 2006 and the three months ended September 30, 2005, referred to herein as our same store properties, our revenues increased $0.3 million and 0.9% over the comparable periods.  Our revenues were adversely affected by eight of these same store properties that did not achieve the economic occupancy levels we had targeted upon commencement of the 2006/2007 academic year. We believe that these lower than anticipated leasing results are temporary in nature at all of these eight same store properties, and we have committed resources dedicated to improving their occupancy levels going forward.  We anticipate that these efforts will result in improved occupancy levels for the 2007/2008 academic year.  Our same store revenues, excluding the eight same store properties referred to above, have increased $1.6 million and 6.3% over the comparable period in the prior year.

Expense reimbursements from related parties increased to $46,000 for the three months ended September 30, 2006. There were no expense reimbursements from related parties during the three months ended September 30, 2005. This increase was due to one student housing property, partially owned by an affiliate of Gary M. Holloway, Sr., that we began managing as of January 1, 2006. Expense reimbursements from third parties increased to $2.0 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005 primarily due to three additional properties under management in 2006 over 2005.  We expect expense reimbursements, which relate to properties we manage but do not own, to continue to become a less significant portion of our student housing revenues as rental revenues earned from additional properties that we acquire continues to increase.

Management fee income from related parties was $37,000 for the three months ended September 30, 2006. There were no management fees earned during the three months ended September 30, 2005. This increase was due to one student housing property, partially owned by an affiliate of Gary M. Holloway, Sr., that we began managing as of January 1, 2006. Management fee income from third parties remained relatively consistent for the three months ended September 30, 2006 and September 30, 2005. We will continue to focus on growing our third party managed properties; however, we expect management fees to contribute less significantly to total revenues in the future given the expected growth in rental revenue from the operations of properties we own.

Expenses. Property operating expenses increased to $26.1 million for the three months ended September 30, 2006 from $17.7 million for the three months ended September 30, 2005, primarily due to expenses attributable to the 11 properties acquired from October 1, 2005 through September 30, 2006.  The increase of $8.4 million is attributable to the following: a $2.2 million increase in utilities expenses; a $1.4 million increase in repairs and maintenance expenses; a $1.6 million increase in payroll expenses at the property level; a $0.8 million increase in bad debt expense relating to uncollected rents and other income; and a $2.4 million increase in other property expenses, consisting of marketing, insurance, landscaping and other similar property operating expenses as well as unreimbursed expenses relating to our managed properties.  We expect that total property operating expenses will continue to increase in the future as we acquire additional properties. Property operating expenses also include compensation and operating costs with respect to the acquisitions department of our student housing segment.

With respect to our same store properties, we experienced an increase in property operating expenses of approximately $2.8 million.  Of this increase, $0.8 million relates to utilities; $0.4 million relates to repairs and maintenance costs; $0.5 million relates to payroll expenses associated with the hiring of additional staff at the property level; $0.7 million relates to bad debt expense associated with uncollected rents; and $0.4 million relates to an increase in other property operating expenses.

We are in the process of implementing new policies and procedures relating to capital spending and maintenance, as well as purchasing activities, that are designed to assist with cost containment of future repairs and maintenance expenditures at our same store and other properties.  We also recently have placed a renewed emphasis on our rent collections, which we believe should result in lower bad debt expense in future periods.

Reimbursed expenses increased to $2.0 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005, primarily due to the reimbursable expenses of the 11 properties acquired from October 1, 2005 through September 30, 2006.

Real estate taxes increased to $4.4 million for the three months ended September 30, 2006 from $3.2 million for the three months ended September  30, 2005, primarily due to the acquisition of  11 properties and five contiguous land parcels since the end the third quarter of 2005, and due to increased assessments and millage rates imposed by local taxing authorities.  We expect real estate taxes to continue to increase significantly in the future as we acquire additional properties, and to the extent that local authorities continue to aggressively pursue higher real estate tax assessments and millage rates on properties that we currently own.

Depreciation and amortization increased to $10.1 million for the three months ended September 30, 2006 from $8.4 million for the three months ended September 30, 2005 as a result of acquiring 11 properties for an aggregate purchase price of $269.0 million from October 1, 2005 through September 30, 2006. The $10.1 million in 2006 is comprised of $9.4 million of depreciation and $0.7 million of lease intangible amortization, and the $8.4 million in 2005 is comprised of $6.7 million of depreciation and $1.7 million of lease intangible amortization. Depreciation expense increased primarily due to the acquisition of 11 properties since the end of the third quarter of 2005, and lease intangible amortization decreased primarily due to the timing and amount of acquisitions.

Interest expense increased to $12.6 million for the three months ended September 30, 2006, from $8.7 million in 2005. This increase was a result of the issuance and assumption of $179.2 million of debt, including borrowings under our line of credit, in connection with the acquisition of 11 properties from October 1, 2005 through September 30, 2006, as well as an overall increase in interest rates over this period. During the three months ended September 30, 2006, the Company borrowed $35.0 million and had no repayments and during the three months ended September 30, 2005, the Company borrowed $101.0 million and repaid $35.0 million under the line of credit.  We expect interest expense to increase in the future as we incur additional debt to fund acquisitions. For more information regarding the amount of fixed-rate and variable-rate indebtedness we held as of December 31, 2005 and September 30, 2006, see the section titled Quantitative and Qualitative Disclosures About Market Risk under Part I, Item 3 of this report.

Military Housing

Revenue. Expense reimbursements totaled $17.3 million for the three months ended September 30, 2006 as compared to $20.1 million for the three months ended September 30, 2005.  The decrease is due primarily to the anticipated decline in renovation activities at the Fort Stewart/Hunter, Fort Detrick/Walter Reed, Fort Eustis/Story, and Navy Northeast Region projects, as well as decrease at the Fort Carson project due to changes to the terms of the management contract in December 2005, which resulted in fewer reimbursed expenses being incurred directly by the project, offset by increases at Fort Gordon and Carlisle/Picatinny for development activity, and for closing and transition expenses at Carlisle/Picatinny.  The table below sets forth certain information regarding the revenue from expense reimbursements for each of our military housing projects for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
Project	2006	2005
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$1.1	$1.9
Fort Carson Project	0.8	1.7
Fort Hamilton Project	0.2	0.1
Walter Reed Army Medical Centerand Fort Detrick Project	0.2	1.2
Fort Eustis/Fort Story Project	1.2	1.9
Navy Northeast Region Project	9.5	10.5
Fort Bliss/White Sands Missile Range Project(1)	2.9	2.8
Fort Gordon Project(2)	0.5	—
Carlisle/Picatinny Project(2)	0.9	—
Total	$17.3	$20.1

(1)    Commenced operations in the third quarter of 2005.

(2)    Commenced operations in the second quarter of 2006.

Management fees from related parties totaled $2.1 million for the three months ended September 30, 2006 compared to $1.8 million for the three months ended September 30, 2005. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which will fluctuate based on the number of housing units that we construct/renovate or demolish during that period. Management fees from related parties increased during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily due to increased occupancy and rental activity at our Fort Bliss/White Sands and Fort Stewart/Hunter projects, and the commencement of our Fort Gordon project in the second quarter of 2006. The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
Project	2006	2005
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$0.3	$0.2
Fort Carson Project	0.3	0.3
Fort Hamilton Project	0.1	0.1
Walter Reed Army Medical Center and Fort Detrick Project	0.1	0.1
Fort Eustis/Fort Story Project	0.1	0.1
Navy Northeast Region Project	0.8	0.8
Fort Bliss/White Sands Missile Range Project(1)	0.3	0.2
Fort Gordon Project(2)	0.1	—
Carlisle/Picatinny	—	—
Total	$2.1	$1.8

(1)    Commenced operations in the third quarter of 2005.

(2)    Commenced operations in the second quarter of 2006.

Other fee income from related parties, which includes development and construction/renovation fees and business development fees, totaled $5.6 million for the three months ended September 30, 2006, as compared to $5.9 million for the same period in 2005. Of the 2006 amount, $4.4 million related to development and construction/renovation fees, and $1.2 million related to business development fees.  The amount of other fee income from related parties that we receive during a fiscal period is affected by the number of housing units that we construct or renovate under our military housing projects during that period, which will fluctuate based on the point at which we are during the initial development period for the project. Other fee income from related parties decreased during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 primarily due to previously expected decline in construction activities at our Fort Stewart/Hunter project, our Fort Hamilton project, our Walter Reed Army Medical Center and Fort Detrick project, and our Fort Bliss/White Sands project, offset by increased construction activity at our Navy Northeast project, and the commencement of our Fort Gordon and Carlisle/Picatinny projects. The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
Project	2006	2005
	(in millions)
Development and Construction/Renovation Fees
Fort Stewart and Hunter Army Airfield Project	$0.4	$1.0
Fort Carson Project	0.1	0.1
Fort Hamilton Project	0.1	0.2
Walter Reed Army Medical Center and Fort Detrick Project	0.1	0.3
Fort Eustis/Fort Story Project	0.4	0.3
Navy Northeast Region Project	2.0	1.4
Fort Bliss/White Sands Missile Range Project(1)	1.0	1.4

Fort Gordon Project(2)	0.1	—
Carlisle/Picatinny(2)	0.2	—
Total development and construction/renovation fees	$4.4	$4.7

Business development fees	1.2	1.2

Total Other Fee Income From Related Parties	$5.6	$5.9

(1)    Commenced operations in the third quarter of 2005.

(2)    Commenced operations in the second quarter of 2006.

Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $0.5 million for the three months ended September 30, 2006 as compared to $1.1 million for the three months ended September 30, 2005. Of the amount for 2006, $0.2 million related to preferred returns from our Navy Northeast Region project, and $0.3 million related to our investment in Fort Carson Family Housing LLC.  Of the 2005 amount, $0.2 million related to preferred returns from our Navy Northeast Region project and $0.9 million related to our investment in Fort Carson Family Housing LLC. Our Fort Carson project, which passed into its post-IDP phase in 2005, experienced a decrease in equity income received from net operating income distributions as a result of (i) lower occupancy levels relating to Army deployments and re-stationing of service members and (ii) increases in labor-related costs.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel stationed in our corporate headquarters. These costs totaled $1.5 million for the three months ended September 30, 2006 as compared to $1.2 million in the same period of 2005.

Reimbursed expenses decreased to $17.3 million for the three months ended September 30, 2006 from $20.1 million for the three months ended September 30, 2005, primarily due to anticipated decline in renovation expenses related to the military housing projects in operation as of September 30, 2006, offset by increased activity at Fort Gordon as well as closing costs and transition expenses for the Carlisle/Picatinny, which commenced operation in July 2006.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portions of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, decreased to $25,000 for the three months ended September 30, 2006 from $82,000 for the three months ended September 30, 2005.   The decrease was primarily a result of a decrease in the level of common services and rental space utilized by affiliated entities.

Other income consists of interest income, which was $41,000 for the three months ended September 30, 2006, as compared to $2,000 for the three months ended September 30, 2005.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, increased to $3.8 million for the three months ended September 30, 2006 from $3.0 million for the three months ended September 30, 2005, primarily due to increased staffing and additional costs incurred in connection with the transition of financial management and an increase in professional fees.

Audit Committee and Special Committee expenses consist of legal fees, forensic accounting fees and waiver fees associated with waivers of covenants under our credit facility, incurred in connection with the special investigation performed by our Audit Committee and its independent counsel that commenced in the first quarter of 2006 and legal, financial advisory and Special Committee fees associated with the formation of the Special Committee to explore strategic alternatives for the Company. During the three months ended September 30, 2006, these fees totaled $1.8 million.

Depreciation, relating primarily to our corporate headquarters, remained relatively consistent for the three months ended September 30, 2006 as compared to the comparable period in 2005.

Interest expense increased to $520,000 for the three months ended September 30, 2006 from $274,000 for the three months ended September 30, 2005.  This increase was primarily the result of an increase in overall interest rates under the Company’s credit facility.

Comparison of the Nine Months Ended September 30, 2006

to the Nine Months Ended September 30, 2005

				Nine Months Ended September 30,
		2006				2005
	Student Housing	Military Housing	Corporate	Total	Student Housing	Military Housing	Corporate	Total
	(dollars in thousands)

Revenue:
Rent and other property income	$133,708	—	$113	$133,821	$90,831	—	$182	$91,013
Expense reimbursements:
Related party	235	47,967	162	48,364	186	40,134	232	40,552
Third party	4,690	—	—	4,690	3,876	—	—	3,876
Management fees:
Related party	74	6,197	—	6,271	197	4,888	—	5,085
Third party	2,421	—	—	2,421	2,156	—	—	2,156
Other fee income, related party	—	15,877	—	15,877	(39)	12,818	70	12,849
Other income	129	46	79	254	109	69	70	248

Total revenue	141,257	70,087	354	211,698	97,316	57,909	554	155,779

Operating Expenses:
Property operating expense	60,994	4,569	—	65,563	37,866	3,238	—	41,104
Reimbursed expenses	4,925	47,967	162	53,054	4,062	40,134	232	44,428
Real estate taxes	12,970	—	72	13,042	8,339	—	—	8,339
Administrative expenses	—	—	12,102	12,102	—	—	8,768	8,768
Audit Committee and Special Committee expenses	—	—	6,698	6,698	—	—	—	—
Depreciation and amortization	30,758	342	240	31,340	24,414	132	412	24,958
Interest	34,298	—	1,479	35,777	20,508	—	739	21,247

Total operating expenses	143,945	52,878	20,753	217,576	95,189	43,504	10,151	148,844

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(2,688)	17,209	(20,399)	(5,878)	2,127	14,405	(9,597)	6,935
Equity in earnings of unconsolidated entities	—	2,850	—	2,850	—	1,999	—	1,999
Income (loss) before income taxes and minority interest	(2,688)	20,059	(20,399)	(3,028)	2,127	16,404	(9,597)	8,934

Income tax (benefit) expense	(372)	3,866	—	3,494	125	4,387	—	4,512

Income (loss) before minority interest	(2,316)	16,193	(20,399)	(6,,522)	2,002	12,017	(9,597)	4,422
Minority interest	(984)	7,102	(8,947)	(2,829)	954	6,023	(4,794)	2,183

Net income (loss)	$(1,332)	$9,091	$(11,452)	$(3,693)	$1,048	$5,994	$(4,803)	$2,239

Student Housing

Revenue. Of the 63 properties owned as of September 30, 2006, we acquired 24 of the student housing properties during 2005, and nine properties during the nine months ended September 30, 2006.

Rent from all of these properties totaled $133.7 million for the nine months ended September 30, 2006. As of September 30, 2005, we owned 52 student housing properties, with rents from these properties totaling $90.8 million for the nine months ended September 30, 2005.

With respect to our same store properties for the nine months ended September 30, 2006, our revenues decreased $1.2 million over the comparable nine-month periods.  The decrease was attributable to six of these same store properties that did not achieve economic occupancy levels that we had targeted upon commencement of the 2006/2007 academic year. We believe that these lower than anticipated leasing results are temporary in nature at a majority of these six same store properties, and we have committed resources dedicated to improving their occupancy levels going forward.  We anticipate that these efforts will result in improved occupancy levels for the 2007/2008 academic year.

Expense reimbursements from related parties remained at approximately $0.2 million for the nine months ended September 30, 2006 and the nine months ended September 30, 2005.  Expense reimbursements from third parties increased to $4.7 million for the nine months ended September 30, 2006 from $3.9 million for the nine months ended September 30, 2005.  We expect expense reimbursements, which relate to properties we manage but do not own, to continue to become a less significant portion of our student housing revenues as rental revenues earned from additional properties that we acquire continues to increase.

Management fee income from related parties decreased to $0.1 million for the nine months ended September 30, 2006 compared to $0.2 million for the nine months ended September 30, 2005. The management fee income from related parties in 2006 consisted entirely of standard management fees, as compared to $0.1 million of standard management fee income and $0.1 million of asset management fee income in 2005. This decrease in standard management fees was primarily due to the Company’s acquisition of two student housing properties from related parties in March 2005, which were managed by the Company prior to the acquisition. In addition, we ceased managing another student housing property in March 2005 as it was sold to a third party. Management fee income from third parties increased to $2.4 million for the nine months ended September 30, 2006 from $2.2 million for the nine months ended September 30, 2005, primarily due to the transfer to the Company on January 1, 2006 of management contracts relating to four properties for which we previously provided consulting management services to GMH Asset Services Capital Partners, LP.

We will continue to focus on growing our third party management business however for the remainder of 2006, we expect management fees to contribute less significantly to total revenues in the future given the expected growth in rental revenue from the operations of properties we own.

Expenses.   Property operating expenses increased to $61.0 million for the nine months ended September 30, 2006 from $37.9 million for the nine months ended June 30, 2005, primarily due to expenses attributable to the 11 properties acquired from October 1, 2005 through September 30, 2006.  The $23.1 million increase in expenses was comprised of the following: a $7.9 million increase in utilities expenses; a $2.2 million increase in repairs and maintenance expenses; a $4.7 million increase in payroll expenses at the property level; a $1.4 million increase in bad debt expense relating to uncollected rents; and a $6.9 million increase in other property operating expenses, consisting of marketing, insurance, landscaping and other similar property operating expenses as well as unreimbursed expenses relating to our managed properties. We expect that total property operating expenses will continue to increase in the future as we acquire additional properties. Property operating expenses also include compensation and operating costs with respect to the acquisitions department of our student housing segment.

With respect to same store properties for the nine months ended September 30, 2006, we experienced an increase in property operating expenses of approximately $3.3 million.  Of this increase, $1.4 million relates to utilities; $0.1 million relates to repairs and maintenance costs; $0.4 million relates to payroll expenses associated with the hiring of additional staff at the property level; $0.6 million relates to bad debt expense associated with uncollected rents and other income; and $0.8 million relates to an increase in other similar property operating expenses.

We are in the process of implementing new policies and procedures relating to capital spending and maintenance, as well as purchasing activities, that are designed to assist with cost containment of future repairs and maintenance expenditures at our same store and other properties.  We also recently have placed a renewed emphasis on our rent collections, which we believe should result in lower bad debt expense in future periods.

Reimbursed expenses increased to $4.9 million for the nine months ended September 30, 2006 from $4.1 million for the nine months ended September 30, 2005, primarily due to expenses attributable to the 11 properties acquired from October 1, 2005 through September 30, 2006.

Real estate taxes increased to $13.0 million for the nine months ended September 30, 2006 from $8.3 million for the nine months ended September 30, 2005, primarily due to the acquisition of 11 properties since the end the second quarter of 2005, and due to increased assessments and millage rates imposed by local taxing authorities.  We expect real estate taxes to continue to increase significantly in the future as we acquire additional properties, and to the extent that local authorities continue to aggressively pursue higher real estate tax assessments and millage rates on properties that we currently own.

Depreciation and amortization increased to $30.8 million for the nine months ended September 30, 2006 from $24.4 million for the nine months ended September 30, 2005 as a result of acquiring 11 properties for an aggregate purchase price of $269.0 million from October 1, 2005 through September 30, 2006. The $30.8 million in 2006 is comprised of $26.7 million of depreciation and $4.1 million of lease intangible amortization, and the $24.4 million in 2005 is comprised of $17.4 million of depreciation and $7.0 million of lease intangible amortization.  Depreciation expenses increased primarily due to the acquisition of 11 properties since the end of the third quarter of 2005, and lease intangible amortization decreased primarily due to the timing and amount of acquisitions.

Interest expense increased to $34.3 million for the nine months ended September 30, 2006, from $20.5 million in 2005. This increase was a result of the issuance and assumption of $179.2 million of debt, including borrowings under our line of credit, in connection with the acquisition of 11 properties from October 1, 2005 through September 30, 2006. During the nine months ended September 30, 2006, the Company borrowed $128.0 million and repaid $36.0 million under the line of credit, and during the nine months ended September 30, 2005, the Company borrowed $244.0 million and repaid $107.0 million under the line of credit.  We expect interest expense to increase in the future as we incur additional debt to fund acquisitions. For more information regarding the amount of fixed-rate and variable-rate indebtedness we held as of December 31, 2005 and September 30, 2006, see the section titled Quantitative and Qualitative Disclosures About Market Risk under Part I, Item 3 of this report.

Military Housing

Revenue. Expense reimbursements totaled $48.0 million for the nine months ended September 30, 2006 as compared to $40.1 million for the nine months ended September 30, 2005. This increase was primarily due to payroll and renovation expenses related to the nine military housing projects in operation as of September 30, 2006, as compared with the number of military housing projects in operation as of September 30, 2005; and closing costs and transition expenses for our Fort Gordon project, which commenced operations in May 2006 and closing costs and transition expenses for our Carlisle/Picatinny project. Although we experienced a decrease in expense reimbursements for the three months ended September 30, 2006, expense reimbursements increased for the nine months ended September 30, 2006 as a result of greater renovation activities occurring during the first two quarters of 2006. This increase was offset by decreases at our Fort Stewart/Hunter, Walter Reed Army Medical Center and Fort Detrick projects caused by anticipated declines in construction and renovation activities, as well as by decreases at our Fort Carson project due to changes in the terms of the management contract in December 2005, which resulted in fewer reimbursable expenses being incurred directly by the project.  The table below sets forth certain information regarding the revenue from expense reimbursements for each of our military housing projects for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
Project	2006	2005
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$3.5	$8.0
Fort Carson Project	2.1	5.3
Fort Hamilton Project	0.9	0.3
Walter Reed Army Medical Centerand Fort Detrick Project	0.5	1.7
Fort Eustis/Fort Story Project	3.7	3.1
Navy Northeast Region Project	25.6	18.8
Fort Bliss/White Sands Missile Range Project(1)	8.8	2.9
Fort Gordon Project(2)	1.8	—
Carlisle/Picatinny Project(2)	1.1	—
Total	$48.0	$40.1

(1)    Commenced operations in the third quarter of 2005.

(2)    Commenced operations in the second quarter of 2006.

Management fees from related parties totaled $6.2 million for the nine months ended September 30, 2006 compared to $4.9 million for the nine months ended September 30, 2005. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which number will fluctuate based on the number of housing units that we construct/renovate or demolish during that period. Management fees from related parties increased during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily due to commencement of operations relating to our Fort Bliss/White Sands Missile Range project during the third quarter of 2005, as well as due to increased occupancy and rental activity at our Fort Stewart/Hunter project and the commencement of our Fort Gordon project in the second quarter of 2006 and commencement for our Carlisle/Picatiny project.  The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
Project	2006	2005
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$1.0	$.7
Fort Carson Project	0.9	1.0
Fort Hamilton Project	0.2	0.2
Walter Reed Army Medical Centerand Fort Detrick Project	0.2	0.1
Fort Eustis/Fort Story Project	0.4	0.4
Navy Northeast Region Project	2.4	2.3
Fort Bliss/White Sands Missile Range Project(1)	0.9	0.2
Fort Gordon Project (2)	0.1	—
Carlisle/Picatinny(2)	0.1	—
Total	$6.2	$4.9

(1)    Commenced operations in the third quarter of 2005.

(2)    Commenced operations in the second quarter of 2006.

Other fee income from related parties, which includes development and construction/renovation fees and business development fees, totaled $15.9 million for the nine months ended September 30, 2006, as compared to $12.8 million for the same period in 2005. Of the 2006 amount, $12.5 million related to development and construction/renovation fees, and $3.4 million related to business development fees.  The amount of other fee income from related parties that we receive during a fiscal period is affected by the number of housing units that we construct or renovate under our military housing projects during that period, which number will fluctuate based on the point at which we are during the initial development period for the project. Other fee income from related parties increased during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily due to increased construction/renovation activity relating to our Navy Northeast Region and Fort Eustis/Fort Story projects, and due to commencement of operations relating to our Fort Bliss/White Sands Missile Range project during the third quarter of 2005 and  relating to our Fort Gordon and Carlisle/Picatinny project during the second and third quarters of 2006, offset by previously expected declines in activities at our Fort Stewart/Hunter project and our Walter Reed Army Medical Center and Fort Detrick project. The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
Project	2006	2005
	(in millions)
Development and Construction/Renovation Fees
Fort Stewart and Hunter Army Airfield Project	$1.3	$3.1
Fort Carson Project	0.3	0.3
Fort Hamilton Project	0.4	0.6
Walter Reed Army Medical Centerand Fort Detrick Project	0.4	0.9
Fort Eustis/Fort Story Project	1.2	0.6
Navy Northeast Region Project	5.3	3.0
Fort Bliss/White Sands Missile Range Project(1)	2.7	1.4
Fort Gordon Project(2)	0.7	—
Carlisle/Picatinny Project	0.2	—
Total development and construction/renovation fees	$12.5	$9.9

Business development fees	3.4	2.9

Total Other Fee Income From Related Parties	$15.9	$12.8

(1)    Commenced operations in the third quarter of 2005.

(2)    Commenced operations in the second quarter of 2006.

Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $2.9 million for the nine months ended September 30, 2006 as compared to $2.0 million for the nine months ended September 30, 2005. Of the amount for 2006, $0.6 million related to preferred returns from our Navy Northeast Region project, and $2.3 million related to our investment in Fort Carson Family Housing LLC.  Of the 2005 amount, $0.6 million related to preferred returns from our Navy Northeast Region project and $1.4 million related to our investment in Fort Carson Family Housing LLC. The increase is primarily due to equity income distributions received from the project’s Available Cash (defined as net operating income minus debt service and general reserves) in connection with our Fort Carson project, which passed into its post-IDP phase in 2005.

Expenses.  Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel stationed in our corporate headquarters. These costs totaled $4.6 million for the nine months ended September 30, 2006 as compared to $3.2 million in the same period of 2005.

Reimbursed expenses increased to $48.0 million for the nine months ended September 30, 2006 from $40.1 million for the nine months ended September 30, 2005, primarily due to payroll and renovation expenses related to the military housing projects in operation as of September 30, 2006, offset by anticipated declines in construction and renovation activity at certain projects as well as by decreases at our Fort Carson project due to changes in the terms of the management contract in December 2005.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portions of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, decreased for the nine month periods ended September 30, 2006 to $0.3 million as compared to $0.4 million for the same period ended September 30, 2005.  The decrease was a result of a decrease in the level of common services and rental space utilized by affiliated entities.

Other income, consisting primarily of interest income remained substantially the same for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources and information technology, and corporate aircraft, increased to $12.1 million for the nine months ended September 30, 2006 from $8.8 million for the nine months ended September 30, 2005, primarily due to increased staffing, additional costs incurred in connection with the transition of financial management and an increase in professional fees.

Audit Committee and Special Committee expenses consist of legal fees, forensic accounting fees and waiver fees associated with waivers of the covenants under our credit facility, incurred in connection with the special investigation performed by our Audit Committee and its independent counsel that commenced in the first quarter of 2006, and legal, financial advisory and Special Committee fees associated with the formation of the Special Committee to explore strategic alternatives for the Company. During the nine months ended September 30, 2006, these fees totaled $6.7 million.

Depreciation, relating primarily to our corporate headquarters and corporate aircraft, decreased to $240,000 for the nine months ended September 30, 2006 from $410,000 for the nine months ended September 30, 2005. This decrease was primarily the result of the disposition of the corporate aircraft during the first quarter of 2005.

Interest expense increased to $1.5 million for the nine months ended September 30, 2006 from $739,000 for the nine months ended September 30, 2005.  This increase was primarily the result of an increase in borrowings and overall interest rates under the Company’s credit facility.

Liquidity and Capital Resources

Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses, (v) equity contributions to our investments in military housing projects, and (vi) distributions to shareholders and unitholders of our operating partnership. Our existing working capital and cash provided by operations, together with amounts available to us under our new $250 million six month revolving line of credit with Wachovia Bank, National Association, which we entered into on October 2, 2006, are expected to be sufficient to meet our short-term liquidity requirements.  Borrowings under the Wachovia line of credit were used to (i) repay all obligations under the Company’s original Credit Facility with Bank of America as administrative agent, and (ii) fund the equity portion of the purchase price for our recent acquisition of the Capstone portfolio that closed in October 2006. Going forward, borrowings from the line of credit may be used to (i) acquire or fund certain pending student housing acquisitions and military housing projects, and (ii) fund the third and fourth quarter distribution, other general working capital advances pursuant to the terms of the agreement, and such other transactions as may be approved by Wachovia in its sole and absolute discretion.  The new line of credit has an initial term of six months, and provides for either of two extension options: (i) an additional three month extension of the initial maturity date, referred to as the Option One Maturity Date, in the event that we have entered into a definitive agreement relating to a merger or the sale of substantially all of our assets, which merger/sale agreement (A) has been approved by our Board of Trustees , (B) has been announced publicly and (C) is not subject to financial contingencies; and (ii) an additional six month extension option (provided notice is given no later than 15 days prior to the later of the initial maturity date or the Option One Maturity Date), subject to payment of a fee in an amount equal to 2.00% of the outstanding principal balance of the loan as of the initial maturity date or the Option One Maturity Date, as the case may be, referred to as the Option Two Maturity Extension. In no event, however, will the maturity date of the line of credit extend beyond October 2, 2007. Borrowings under this new line of credit bear interest at a Eurodollar rate based on LIBOR plus 2%, and LIBOR plus 4.5% during the Option Two Maturity Extension.

      The new line of credit contains affirmative and negative covenants and also contains financial covenants which, among other things, require that we maintain (i) a fixed charge coverage ratio with respect to the student housing properties, as defined in the line of credit, of at least 1.25x to 1.00x, (ii) a consolidated tangible net worth, as defined by the line of credit agreement, of at least $455 million, (iii) maintain quarterly minimum aggregate adjusted management EBITDA relating to the military housing segment and student housing managed properties, as defined in the line of credit agreement, of $5.0 million, and (iv) our federal tax status as a REIT. As of November 3, 2006, we had outstanding borrowings under our new line of credit with Wachovia equal to $194.4 million, which borrowings bear interest at a rate of 7.32%, and we had $55.6 million remaining as available borrowings under the line.

        As of September 30, 2006, we had availability under our original credit facility with Bank of America as administrative agent equal to $150.0 million, of which $128.0 million in borrowings was outstanding, and bearing interest at a Eurodollar rate based on 30-day LIBOR of 5.33% plus 1.875%, resulting in a total interest rate of 7.205%. As of September 30, 2006, there were no letters of credit outstanding under the credit facility.   The credit facility was terminated and all outstanding borrowings were paid on October 2, 2006 in connection with the closing on our new line of credit with Wachovia Bank. In connection with the termination of the former credit facility, we will recognize $1.1 million of deferred financing costs during the fourth quarter of 2006.

        Our former credit facility contained an affirmative covenant requiring that we provide audited financial statements within 90 days after the end of each fiscal year, and unaudited quarterly financial statements within 45 days after the end of each fiscal quarter. As a result of the delay in filing of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as the delay in filing of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2006 and the three months ended June 30, 2006, we obtained a waiver of this covenant from the lender syndicate that permitted us to deliver our audited financial statements for the 2005 fiscal year and quarterly financial statements for the first quarter of 2006 no later than August 15, 2006, and to deliver our quarterly financial statements for the second quarter of 2006 no later than September 15, 2006.

On September 1, 2006, we entered into a Third Amendment and Waiver to Credit Agreement with the lender syndicate under our former credit facility. Under the agreement, the lender syndicate provided waivers of our financial covenants relating to the requirement to maintain an interest coverage ratio equal to or greater than 2.00x, and a fixed charge coverage ratio equal to or greater than 1.75x, each as of the end of the quarter ended June 30, 2006. In addition, the agreement provided for amendments to the definitions of the terms “consolidated EBITDA” and “funds from operations” to permit us to add back the non-recurring expenses relating to the special investigation performed by the Audit Committee and to the formation and operations of our Special Committee in connection with its review of strategic alternatives. In addition, the agreement included an amendment to our total leverage ratio, commencing with the quarter ended June 30, 2006, from 60% to 70%.

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

        Future dividends will be declared at the discretion of our board of trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our board of trustees deems relevant. For the second quarter of 2006, we declared a quarterly dividend distribution of $0.2275 per common share, payable to shareholders of record on September 30, 2006. We distributed this dividend on October 13, 2006, and at the same time, our operating partnership paid a distribution of $0.2275 per unit to holders of limited partnership interest in our operating partnership. We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. We expect that during the second half of 2006, our cash flow from operations will be insufficient to fund our anticipated dividend distributions. Therefore, we expect to rely on amounts available under our credit facility or through other third party debt financing to fund these distributions and other capital needs. In addition, our ability to maintain our quarterly dividend payment at its current rate may be affected by the current restriction under the terms of our credit facility that preclude us from making distributions to our shareholders in excess of 95% of funds from operations for the fiscal year. Our actual results of operations will be affected by a number of factors, including: the revenue we receive from our student housing properties; revenues from management fees in connection with management services that we will provide for student housing properties owned by others; revenues from our military housing projects; our operating expenses; interest expense; legal and accounting costs related to the investigation of the Audit Committee of our Board and related matters; costs related to our pending class action lawsuits and the activities of the Special Committee of our Board; expenses in connection with the implementation of remedial measures to address the material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures; and any unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Our board of trustees may choose to pay a lower distribution in the event we are unable to obtain financing to pay our dividend at historical levels, or in order to assure compliance with applicable restrictive covenants on distributions under the terms of the credit facility.

As of September 30, 2006, 56 of our student housing properties were encumbered by security interests relating to notes payable aggregating $797.1 million and secured by first liens on the individual assets with an aggregate cost basis of approximately $1,197.0 million before accumulated depreciation. These notes payable had a weighted-average interest rate of 5.10%, mature at various dates between March 2007 and June 2024 and require monthly payments of principal and interest or monthly payments of interest only.  On January 12, 2006, the Company placed new mortgage debt on its corporate headquarters building in the amount of approximately $5.7 million. The new mortgage debt has a term of 10 years with a fixed-interest rate of 5.58%, and requires monthly payments of interest only.

With regard to our military housing privatization projects, we made a $9.5 million equity contribution in November 2004 relating to our Navy Northeast Region project and, as of September 30, 2006, had contractually committed to make equity contributions of $2.0 million in 2006 to our Fort Hamilton project; $5.9 million in 2007 to our Walter Reed Army Medical Center/Fort Detrick project; $3.6 million in 2010 for our Fort Eustis/Fort Story project; $3.0 million in 2010 to our Carlisle/Picatinny project; $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project; $6.3 million in 2011 for our Fort Bliss/White Sands project; and $4.5 million in 2011 for our Fort Gordon project. These equity contributions help to fund the development, construction and renovation of housing units at these bases during the respective terms of the projects.  The timing of our equity contributions to these projects may be sooner or later than the years referenced above, depending upon when other project funds are available to the project from other sources.  In addition, in the event that we close the AETC Group I project, which is currently still in the solicitation phase, we would expect to provide an equity contribution equal to approximately $8.0 million and provide for a letter of credit for approximately $2.5 million.

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

With regard to our currently owned student housing properties, we do not have any material short-term capital commitments, other than with respect to our short-term capital needs relating to the general expenses and costs associated with operating and managing these properties. We will require, however, funds in connection with our anticipated acquisitions of additional student housing properties.  During the next twelve months, we currently expect to acquire additional student housing properties and development projects that are located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. In an effort to conserve our available capital resources during 2006 and potentially for sometime thereafter, we will consider funding the acquisition of many of our future student housing properties and development projects through joint venture structures similar to the joint venture terms that we entered into with respect to our Orono, Maine and Bowling Green, Ohio development properties. The timing of any additional acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital.  We intend to fund our equity portion of these joint ventures by using funds from our credit facility or from available cash from operations. We may also determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property.  We expect that our primary source of funding for the equity associated with the acquisition of student housing properties and development projects during the next six months, whether done through joint venture structures or not, will be our new line of credit with Wachovia Bank and the placement of mortgage debt on the assets acquired (to the extent such mortgage debt is approved by Wachovia Bank in accordance with the terms of the line of credit agreement). We are required to obtain approval from Wachovia with respect to the uses of any funds borrowed under the line of credit, and currently only have two pending student housing acquisitions pre-approved for financing under the line. As a result, we could be limited in the number or timing of any additional student housing acquisitions or development projects based on this approval requirement with Wachovia.  In addition, the timing of, or decision to continue to pursue, additional acquisitions or developments projects could be affected by the outcome of the strategic evaluation process that is currently being performed by the Special Committee of our Board of Trustees.

For the remainder of 2006, we also expect to incur significant fees in connection with the investigation performed by the Audit Committee of our Board and related matters, such as pending class action litigation, as well as the activities of the Special Committee of our Board. These fees primarily include additional legal and accounting expenses, as well as costs associated with implementing remedial measures to address the material weaknesses in our internal control over financial reporting that are described in more detail in Part I, Item 4 of this report titled “Controls and Procedures.”  These fees will impact the level of cash from operations that we would otherwise expect to be available for the acquisition of additional student housing properties, and therefore could affect the number of acquisitions that we seek to complete during the next six to twelve months.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk through fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors that are beyond our control.  The Company’s market risk relates to its Line of Credit, variable rate debt obligations secured by properties and other obligations utilized for development related activities.  As of September 30, 2006, the outstanding balance under the Line of Credit and variable rate debt obligations secured by properties totaled $128.0 million and $30.6, respectively.  These variable rate obligations totaling $158.6 million represent approximately 17.04% of the Company’s consolidated debt outstanding as of September 30, 2006.   The weighted average interest rate and maturity for variable rate debt was 7.48% and 1.41 years, respectively at September 30, 2006. The Company does not utilize interest rate hedging strategies or other related tools to mitigate interest rate risk for any of these obligations.

The Company obtains fixed rate mortgage debt upon acquisition or refinance as a funding source.  As of September 30, 2006, the Company had $772.2 million, or approximately 82.96% of its total outstanding balance classified as fixed rate debt.  Fixed rate debt assumed with the purchase of properties is recorded at fair value and marked-to-market at the acquisition date based on prevailing interest rates at the time of acquisition.  The weighted average interest rate and maturity for fixed rate debt, on a fair value basis was, 5.02% and 6.74 years, respectively at September 30, 2006. As these debt instruments mature, the Company typically refinances such debt at the existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Regarding variable rate debt, interest rate changes generally do not affect the fair market value but do impact interest expense and cash flows, assuming other factors are held constant.  A 100 basis point increase or decrease in market interest rates would result in an increase or decrease of approximately $1.6 million in interest expense on an annual basis.

A change in market interest rates on the fixed rate debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows.  The fair value of the debt as of September 30, 2006 is approximately $766.4 million.

As of September 30, 2006, we had $128.0 million in funds drawn from our credit facility, bearing a variable interest rate at a Eurodollar rate based on a 30-day LIBOR of 5.33% plus 1.875% resulting in a total interest rate of 7.205%.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operating effectiveness as of September 30, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)          Change in Internal Control over Financial Reporting.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006, management concluded that our internal control over financial reporting was not effective as of December 31, 2005. Such conclusion resulted from the identification of deficiencies that were determined to be material weaknesses. Specifically, we did not have appropriate internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005.  During the nine months ended September 30, 2006, we completed various remediation initiatives, and will continue to undertake extensive work to remedy the material weaknesses as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005.  While management believes progress has been made regarding the implementation of these initiatives as of the date of this report, additional procedures and further evaluation are on-going. Remediation of the material weaknesses identified at December 31, 2005 remains a priority for us during the remainder of 2006.

Except for the remediation initiatives with respect to the material weaknesses described above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As described in that report, our Audit Committee initiated an investigation in the first quarter of 2006, which was not completed until after the end of that quarter. As a result, many of the remediation efforts described in that report did not commence until the second and third quarters of 2006. During the third quarter of 2006, we initiated the following remediation efforts:

• Effective as of July 1, 2006, J. Patrick O’Grady commenced employment as our Executive Vice President and Chief Financial Officer. Mr. O’Grady has been a certified public accountant since 1985, and from 1990 to 2002 he was employed by Arthur Andersen LLP, where he served as a partner from 1997 to 2002. Since 2002, Mr. O’Grady has been a partner with KPMG, LLP. We believe Mr. O’Grady’s extensive experience in public accounting, serving multiple publicly traded companies in the real estate industry, is enabling him to assist us to develop the systems, controls and procedures that are customary in the industry and have enabled us to address our “tone at the top” material weakness and other deficiencies. We also believe that Mr. O’Grady’s lack of any prior connections to or relationships with our company has had, and will continue to have, the positive effect of providing us with a fresh, outside voice in senior management. Furthermore, we believe that Mr. O’Grady’s background as a partner with a “Big Four” accounting firm is enabling him to effectively communicate management’s positions to our independent registered public accounting firm, and to work with management and the independent auditors to reach the accurate conclusions regarding the application of appropriate accounting policies, which are often complex, to the Company’s transactions going forward.

During the third quarter, Mr. O’Grady has worked toward fostering better communication, cooperation and coordination among our operational management and accounting personnel, and he will continue to identify and implement additional procedures to enhance interaction and assure that (i) our operational management is confident that the advice they receive from accounting personnel reflects a full and accurate understanding on the part of the accounting personnel of the operational and related matters to which the advice relates, thereby eliminating any question of whether a more complete and accurate understanding of these underlying matters might result in a different, and in the eyes of operational management a more desirable, accounting conclusion, and (ii) our accounting personnel are comfortable that they have received from operational management a detailed and complete description of the matters for which they are considering the appropriate accounting.

• During the third quarter of 2006, we distributed a formal “tone at the top” survey to a wide group of employees involved in operations, including all accounting personnel, which survey was designed to elicit comments from those employees regarding communications from management since completion of the Audit Committee’s investigation. The survey permitted employees to submit their responses anonymously, and will be used by our Board of Trustees, the Audit Committee and Chief Executive Officer to assure that the proper “tone” is set to achieve accurate financial results, and will serve as a tool for the Chief Executive Officer and other senior management personnel to use in order to effectively measure their progress in addressing the issue going forward and to identify and remediate problems in a timely manner. Completed surveys were not required to be submitted until shortly after the end of the third quarter of 2006, at which time the surveys were received and reviewed by the independent counsel of the Audit Committee.  During the fourth quarter of 2006, the Audit Committee reviewed the results from the survey. The Audit Committee determined that, based on the survey responses and the advice of its independent counsel, no “tone-at-the-top” concerns were present as of the survey date. Accordingly, the Audit Committee did not recommend any additional remediation actions at this time, but agreed to continue to monitor possible “tone-at-the-top” issues going forward, and to require that management continue to perform additional surveys of employees on an annual basis.

• In an effort to address previously identified material weaknesses relating to lack of adequate accounting personnel, a new corporate controller, military housing segment controller and military housing segment assistant controller each commenced employment during the third quarter of 2006.  In addition, upon the commencement of his employment during the third quarter, Mr. O’Grady began the process of evaluating the competency of our accounting staff and will work to design training and other programs as he determines necessary to remedy the conditions that caused material weaknesses relating to our accounting department functions. After year-end, Mr. O’Grady is expected to recommend any additional staffing needs and changes to further remedy any existing conditions. In addition, throughout the remainder of 2006, our Audit Committee plans to work with Mr. O’Grady to enhance the integration of our management’s involvement with our internal audit function in order to more effectively review, inspect and investigate transactions so as to facilitate accurate reporting of our financial results and to implement necessary training for additional personnel as they are hired.

• With the commencement of employment of Mr. O’Grady and our new corporate controller during the third quarter of 2006, both began a process to identify and document formal written procedures that will be designed to further implement better communications and monitoring of compliance with our accounting policies relating to process controls, such as revenue recognition, purchasing and accounts payable, capital spending and maintenance, real estate acquisitions and period-end financial reporting.

• During the third quarter of 2006, Mr. O’Grady and our new corporate controller initiated a process with our internal auditors to complete a form of written internal control charter, which is expected to be approved during the fourth quarter of 2006. This charter, among other things, will document the internal control process and formally assign responsibilities in overseeing various internal controls to the relevant operational and accounting personnel. This charter will be reviewed and approved by our Audit Committee.

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

On June 2, 2006 a motion for appointment of a lead plaintiff was filed with the court, and two additional motions were filed on June 5, 2006. To date, the court has not ruled on these motions, and the defendants have not yet responded to any of the filed complaints.  The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff’s claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. An adverse outcome could have a material adverse effect on our consolidated financial statements and results of operations.

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

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on September 6, 2006. The number of votes represented at the annual meeting, in person or by proxy, was 32,026,975. At the meeting, our shareholders voted on the election of trustees.

Election of Trustees. The results of the vote on the election of nine trustees are set forth as follows, opposite their respective names:

Name	For	Withheld	Broker Non-votes
Gary M. Holloway, Sr.	28,296,277	3,730,698	0
Bruce F. Robinson	31,733,257	293,718	0
Frederick F. Buchholz	31,753,826	273,149	0
RADM James W. Eastwood (Ret)	28,307,237	3,719,738	0
Michael D. Fascitelli	28,312,708	3,714,267
Steven J. Kessler	28,302,137	3,724,838	0
Denis J. Nayden	31,757,430	269,545	0
Dennis J. O’Leary	31,732,161	294,814	0
Richard A. Silfen	28,292,502	3,734,473	0

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit	Description of Document
10.1

Form of Agreement of Sale between College Park Investments, LLC and entities affiliated with Capstone Properties. (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.2

First Amendment of Agreements of Sale and Deposit and Escrow Agreement, entered into as of July 27, 2006, by and among College Park Investments, LLC, each of University Commons-East Lansing, Ltd., Capstone Commons-Athens, Ltd., University Commons-Baton Rouge, Ltd., University Commons-Bloomington, IN., Ltd., University Commons-Columbia, S.C., L.P., University Commons-Eugene, OR., Ltd., University Commons-Lexington, KY., Ltd., University Commons-Ohio, Ltd., University Commons-Starkville, Ltd., University Commons-Tuscaloosa, Ltd., University Commons-Urbana, IL., Ltd. (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.3

Second Amendment of Agreements of Sale, by and among College Park Investments, LLC and each of University Commons-East Lansing, Ltd., Capstone Commons-Athens, Ltd., University Commons-Baton Rouge, Ltd., University Commons-Bloomington, IN., Ltd., University Commons-Columbia, S.C., L.P., University Commons-Eugene, OR., Ltd., University Commons-Lexington, KY., Ltd., University Commons-Ohio, Ltd., University Commons-Starkville, Ltd., University Commons-Tuscaloosa, Ltd., University Commons-Urbana, IL., Ltd. (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.4

Third Amendment and Waiver to Credit Agreement, dated September 1, 2006, by and among GMH Communities, LP, the Registrant, each subsidiary of the Registrant that becomes a borrower, Bank of America, N.A., as Lender, Administrative Agent, Swing Line Lender and L/C Issuer and each lender party to the Credit Agreement (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.5	Employment Agreement by and between the Registrant and John DeRiggi. (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31 2005).
10.6	Employment Agreement by and between the Registrant and Joseph M. Macchione (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31 2005).
10.7

First Amendment to Employment Agreement, dated as of July 23, 2006, by and between GMH Communities Trust and Bruce F. Robinson. (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31 2005).

10.8	Employment Agreement by and between the Registrant and J. Patrick O’Grady (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31 2005).
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith).
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith).
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

GMH COMMUNITIES TRUST

Date: November 14, 2006	/s/ Gary M. Holloway, Sr.
Gary M. Holloway, Sr.
President and Chief Executive Officer

/s/ J. Patrick O’Grady
J. Patrick O’Grady
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Document
10.1

Form of Agreement of Sale between College Park Investments, LLC and entities affiliated with Capstone Properties. (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.2

First Amendment of Agreements of Sale and Deposit and Escrow Agreement, entered into as of July 27, 2006, by and among College Park Investments, LLC, each of University Commons-East Lansing, Ltd., Capstone Commons-Athens, Ltd., University Commons-Baton Rouge, Ltd., University Commons-Bloomington, IN., Ltd., University Commons-Columbia, S.C., L.P., University Commons-Eugene, OR., Ltd., University Commons-Lexington, KY., Ltd., University Commons-Ohio, Ltd., University Commons-Starkville, Ltd., University Commons-Tuscaloosa, Ltd., University Commons-Urbana, IL., Ltd. (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.3

Second Amendment of Agreements of Sale, by and among College Park Investments, LLC and each of University Commons-East Lansing, Ltd., Capstone Commons-Athens, Ltd., University Commons-Baton Rouge, Ltd., University Commons-Bloomington, IN., Ltd., University Commons-Columbia, S.C., L.P., University Commons-Eugene, OR., Ltd., University Commons-Lexington, KY., Ltd., University Commons-Ohio, Ltd., University Commons-Starkville, Ltd., University Commons-Tuscaloosa, Ltd., University Commons-Urbana, IL., Ltd. (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.4

Third Amendment and Waiver to Credit Agreement, dated September 1, 2006, by and among GMH Communities, LP, the Registrant, each subsidiary of the Registrant that becomes a borrower, Bank of America, N.A., as Lender, Administrative Agent, Swing Line Lender and L/C Issuer and each lender party to the Credit Agreement (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.5	Employment Agreement by and between the Registrant and John DeRiggi. (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31 2005).
10.6	Employment Agreement by and between the Registrant and Joseph M. Macchione (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31 2005).
10.7

First Amendment to Employment Agreement, dated as of July 23, 2006, by and between GMH Communities Trust and Bruce F. Robinson. (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31 2005).

10.8	Employment Agreement by and between the Registrant and J. Patrick O’Grady (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31 2005).
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(furnished herewith).
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith).
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