Form 10-K
period 2006-12-31
GMH Communities Trust
filed 2007-03-16
CIK 1293200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32290

GMH Communities Trust
(Exact name of registrant as specified in its charter)

Maryland	201181390
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
10 Campus Boulevard
Newtown Square, Pennsylvania	19073
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 355-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest,	New York Stock Exchange
$0.001 par value per share

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐        Accelerated filer    ☒        Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006), was $547,315,290.

The number of common shares of beneficial interest of the registrant outstanding as of March 15, 2007 was 41,567,146 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GMH COMMUNITIES TRUST
INDEX TO FORM 10-K

i

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this document and in the documents that are or will be incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, operating or financial performance, strategic plans and objectives, or regulatory or competitive environments. Statements regarding the following subjects are forward-looking by their nature:

•       our ability to successfully implement our current business strategy, including our ability to acquire and manage student housing properties and to secure and operate military housing privatization projects;

•       our projected operating results and financial condition;

•       completion of any of our targeted acquisitions or development projects, sales of assets, refinancings or joint venture transactions within our expected timeframe or at all;

•       our ability to obtain future financing arrangements on terms acceptable to us, or at all;

•       estimates relating to, and our ability to pay, future dividends;

•       our ability to qualify as a REIT for federal income tax purposes;

•       our understanding of our competition, market opportunities and trends;

•       projected timing and amounts of capital expenditures;

•       our ability to successfully implement remedial measures that will effectively address any deficiencies that have been identified with respect to our disclosure controls and internal controls over financial reporting; and

•       the impact of technology on our properties, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our management’s current expectations include, but are not limited to:

•       the factors referenced in the sections of this report titled “Our Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•       changes in our business strategy, including acquisition, sales, and development activities;

•       availability, terms and deployment of capital, including equity and debt financing;

•       availability of qualified and/or sufficient personnel, including, but not limited, within our accounting staff;

•       failure to effectively remediate any deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting, including through the implementation of such measures as discussed in the section of this report titled “Controls and Procedures” under Part II, Item 9A of this report, or failure to identify additional material weaknesses and deficiencies

ii

in our disclosure controls and procedures and internal control over financial reporting that could occur in the future;

•       the adverse effects of pending litigation or any investigation of the Company by the U.S. Securities and Exchange Commission, or SEC;

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

When we use the words “believe,” “expect,” “may,” “potential,” “anticipate,” “estimate,” “plan,” “will,” “could,” “intend” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent otherwise required by law.

iii

PART I

Item 1.                        Business

GMH Communities Trust commenced operations on November 2, 2004, upon completion of its initial public offering and the simultaneous acquisition of the sole general partnership interest in GMH Communities, LP, referred to throughout this report as our operating partnership. Any historical operations prior to completion of our initial public offering that are described in this report refer to the operations of College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P., and Corporate Flight Services, LLC, which are collectively referred to, together with our operating partnership, as The GMH Predecessor Entities or our predecessor entities. In connection with our formation transactions completed prior to and simultaneously with completion of our initial public offering, the interests in The GMH Predecessor Entities were contributed to our operating partnership as described in Note 1 of the financial statements included in this report.

Our Company

We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. Through our operating partnership, we own and operate our student housing properties and own equity interests in joint ventures that own our military housing privatization projects. Generally, we provide through our taxable REIT subsidiaries the development, construction, renovation and management services for our military housing privatization projects and property management services for student housing properties owned by others. In addition, through our operating partnership, we provide consulting services with respect to the management of certain student housing properties owned by others, including colleges, universities and other private owners. We are one of the leading providers of housing, lifestyle and community solutions for students and members of the U.S. military and their families.

As of December 31, 2006, we owned or had ownership interests in 77 student housing properties, containing a total of 14,432 units and 46,696 beds. We also owned seven undeveloped or partially developed parcels of land held for development as student housing properties, and we managed a total of 18 student housing properties owned by others, containing a total of 3,053 units and 9,900 beds, as well as 51 units and 279 beds currently under construction.

With respect to our military housing segment, as of December 31, 2006, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries operated, nine military housing privatization projects, comprising an aggregate of approximately 17,489 end-state housing units on 21 military bases. End-state housing units are the housing units, including units subject to new construction and existing units, whether or not subject to renovation, that are approved for completion and management by the end of the initial development period, or IDP,  for the project. On October 23, 2006, we announced that we had been chosen by the Department of the Army to design, construct and manage two single soldier housing projects, located at Fort Bliss and Fort Stewart. These two projects are among the first of unaccompanied housing privatization awards made by the Army. On November 30, 2006, we announced the expansion of our Fort Carson project, covering an additional 396 end-state housing units over an existing inventory of 2,664 end-state housing units, and having a three-year IDP with total project costs estimated at $124 million. In addition, on February 6, 2007, we closed on our AETC Group I project with the Department of the Air Force, a military housing privatization project covering four bases and 2,875 end-state housing units. The AETC Group I project represents our first military housing project with the Department of the Air Force. Also, on February 26, 2007, we announced that we were selected by the Department of the Navy to enter into exclusive negotiations for the design, construction, management and maintenance of the military family housing at 11 Southeast Region Navy bases in five states. The 50-year term of the Navy Southeast project is expected to commence with a six-year IDP that is valued in excess of $700 million and covering approximately 5,501 end-state housing units. On March 8, 2007, we also announced that we were selected by the Department of the Army to enter into exclusive negotiations for the family housing privatization project at the U.S. Military Academy at West Point, New York, which is expected to have a five-year IDP with project costs valued in excess of $160 million and cover 628 end-state housing units.

GMH Communities Trust was formed in May 2004 to continue and expand upon the student and military housing businesses of our predecessor entities and other affiliated entities, collectively referred to as GMH Associates. GMH Associates was founded in 1985 principally to acquire, develop and manage commercial and residential real estate, focusing on student housing. Beginning in 1999, GMH Associates also competed for the award of contracts to develop, construct, renovate and manage housing units for members of the U.S. military and their families, referred to as military housing privatization projects.

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

We elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2004, and intend to continue to qualify as a REIT. We perform certain management and other services relating to student and military housing, which if performed directly by a REIT could adversely affect its qualification as a REIT, through our taxable REIT subsidiaries, GMH Military Housing, LLC and College Park Management TRS, Inc. A “taxable REIT subsidiary” is an entity, taxed as a corporation, in which a REIT directly or indirectly holds shares and which makes a joint election with the REIT to be treated as a taxable REIT subsidiary of the REIT. Taxable REIT subsidiaries are generally subject to federal income taxation in the same manner as regular corporations and not as REITs. The extent to which a REIT can conduct its operations through a taxable REIT subsidiary is limited by provisions of the Code, which require that (i) dividends from a taxable REIT subsidiary, together with other nonqualifying gross income of the REIT, constitute not more than 25% of the REIT’s gross income in any taxable year and (ii) securities issued by taxable REIT subsidiaries represent not more than 20% of the value of the REIT’s total assets as of the close of any quarter of a taxable year of the REIT.

Our Internet address is www.gmhcommunities.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it, to the SEC. Our Internet website and the information contained therein or connected thereto do not constitute a part of this Annual Report on Form 10-K.

2007 Business Strategy

In December 2006, we announced that our management expected to implement a business strategy in 2007 that would involve the sale, refinancing and/or entrance into a joint venture covering a number of our currently-owned student housing properties. The proceeds from these transactions will be used to repay outstanding indebtedness under our line of credit with Wachovia Bank, which has an initial maturity date of June 1, 2007. In connection with this business strategy, we completed the refinancing of four of our currently-owned student housing properties in February 2007, for a total of $90 million in new 10-year mortgage debt at a fixed interest rate of 5.6%. We used the net proceeds from this refinancing to pay down $73.6 million in outstanding borrowings under our line of credit, which resulted in the replacement of the indebtedness under the line of credit that was carrying a variable LIBOR-based interest rate of 7.32% as of the date of the refinancing. Immediately following this transaction, we had approximately $138 million in remaining borrowings outstanding under our line of credit.

As of the date of this report, we had executed letters of intent to sell seven of our currently-owned student housing properties, as well as a non-binding letter of intent with a third party institutional investor to form a joint venture that will cover an additional six of our currently-owned student housing properties. For more information on our properties that are subject to these letters of intent, see Item 2 of this report titled “Properties.” Although these transactions were still in the due diligence phase as of the date of this report, and we have not executed binding agreements, we currently expect to complete them during the second quarter of 2007. The proceeds from these transactions also will be used to repay outstanding indebtedness under our line of credit. Based on the terms provided under these letters of intent, we expect to receive a sufficient amount of net proceeds from these transactions to pay down the remainder of our outstanding indebtedness under our line of credit.

Student Housing Business

Overview

Through its development, redevelopment and strategic acquisitions of student housing properties, directly and indirectly through joint ventures, our management team has led GMH Communities Trust to become, as measured by our internal competitive analysis estimates, one of the largest private operators of off-campus housing for college and university students in the U.S.

We seek to acquire and manage high quality student housing properties strategically located near college or university campuses and other points of interest, such as restaurants or other nightlife destinations that cater to students. The properties we seek to acquire and manage include town homes and high-rise, mid-rise and garden-style apartment complexes. The amenities we offer residents vary by property, but include many of those commonly sought by students, such as private bedrooms and bathrooms, high quality student furnishings, cable television, wired and wireless high speed Internet access, a washer and dryer in each unit, fitness centers, swimming pools, computer centers, study rooms and game rooms. Additionally, we strive to create attractive environments for our residents by providing, among other things, student housing employees living on-site as well as 24-hour maintenance and emergency services. Although we target student residents, a small percentage of our residents are non-students.

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

We believe that the student housing industry has been under managed to date, and that the key factors in the successful execution of our business plan include, among other things, the provision of high quality student housing with a high degree of customer interaction, the implementation of well-managed marketing, leasing, maintenance, retention and collection programs for our properties and the ability to incentivize our management by empowering them to achieve specific objectives.

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

Target select properties/markets.   We seek to acquire and manage high quality student housing properties strategically located near college or university campuses and other points of interest, such as restaurants or other nightlife destinations that cater to students. We specifically target those acquisition sites that are located near colleges or universities with a student enrollment of at least 5,000, where the college or university is a primary driver of the local economy and where there is a shortage of existing modern student housing. We seek to identify properties in student housing markets with high barriers to entry and provide strong growth opportunities. We typically target sites within approximately two miles of the college or university campus. Our management team has found that most students prefer to live within a narrowly-defined geographic radius around a particular college or university campus because it provides students with the feeling of being a part of the campus community and also shortens students’ commutes to and from classes. We also believe that we have identified a trend of students, particularly upperclassmen, wanting to live near entertainment venues near campus, such as restaurants or nightlife destinations. In order to capitalize on this trend, we intend not only to seek to acquire and manage premium student housing properties strategically located near college or university campuses, but also those properties close to other points of interest close to campus.

We believe that many of the local satellite campuses of large, state-funded colleges and universities have significant growth potential as the main campuses of these institutions begin to cap the number of students accepted. These caps on student enrollment at large, state-funded institutions also have had a positive effect on campus enrollment at competing colleges and universities located near these institutions.

Given our management team’s experience in and knowledge of the student housing market, we believe that we have developed a solid foundation upon which to identify, evaluate and acquire high quality properties in the future. We believe that our size and financial strength gives us a competitive advantage over smaller, less established competitors in our target markets.

Deliver full range of high quality product.   We seek to acquire and manage modern, state-of-the-art town homes and high-rise, mid-rise and garden-style apartments that are tailored to the “student lifestyle.” The typical design layout of a housing unit consists of one to four bedrooms, with a complementary number of bathrooms, centered around a common area consisting of a living room, a dining area and a kitchen. In addition to functionality and appearance, we have found that students want to be offered a variety of amenities, similar to those found at typical luxury apartment communities. Amenities such as private bedrooms and high quality furnishings, cable television, wired and wireless high-speed Internet access, a washer and dryer in each unit, fitness centers, swimming pools, computer centers, study rooms and game rooms are found in some combination at all of our properties. We also employ student housing personnel that live on-site and provide our residents with 24-hour resident services, including maintenance and emergency services.

Our message to prospective student residents is that our properties provide a home-like environment with state-of-the-art technological capabilities and amenities and services designed to maximize their college or university experience. In our marketing efforts, we convey the message that living at one of our properties, unlike a typical apartment property, is like becoming a part of a small community within the larger college or university community. To this end, we offer regular “events” at our properties, such as athletic competitions, including volleyball and basketball tournaments, “battle of the bands” nights and non-alcoholic social events. We also offer prospective residents a roommate matching program, where students wishing to find roommates provide us with their background information, including their likes and dislikes, so that our property staff may attempt to match these individuals with compatible roommates.

Each of our properties is managed, leased and maintained by an experienced staff of on-site employees. These employees are available to our student residents around the clock to provide routine maintenance service or to assist in emergencies. We also employ regional vice presidents who are responsible for coordinating the operations of our properties within each of their respective regions. Our management team works closely with the college and university housing and development staffs near our properties to ensure that the needs of students, parents and the institutions are being met throughout the year. For example, our management team coordinates with colleges and universities to provide students with access, where available, to the college or university computer network from each property’s computer room or from student apartment units, and to become an approved provider of student housing for the local college or university.

We have developed specific management systems that are designed to optimize student housing operations and to maintain the value of our properties. These systems include implementing standard lease terms that generally require parental guarantees, making frequent and regular apartment inspections conducted during the course of the lease term, and maintaining and distributing a “price list” to our residents for any property damages incurred during the lease term and thereby incentivizing students to maintain their units. Two exceptions for which we generally do not seek parental guarantees include leases with international students, due to the high burden of obtaining or collecting on guarantees from parents of students who are not located in the U.S., and leases with residents who provide evidence of satisfactory personal income.

Superior execution of operations.   We utilize dynamic, professional marketing services primarily to create web- and Internet-based applications to market and make information about us and our properties easily accessible to students, and initiate word-of-mouth campaigns to attract student residents. Recognizing the importance of the Internet, we have an individualized website dedicated for each of our student housing properties containing information about each property, amenities and services available at each property and pricing and leasing information. To a lesser degree, we also advertise through more traditional media, such as radio and print, particularly focusing on media such as student-run newspapers that target the student market.

The support of colleges and universities is beneficial to the continued success of our off-campus properties and, to this end, we actively seek to have these institutions recommend our properties to their students. Specifically, we attempt to enter into informal arrangements with colleges and universities to have them include information about certain off-campus properties that we manage on their home pages and to have them provide direct hyperlinks to these properties’ websites, in addition to distributing brochures relating to these properties. We currently have arrangements with several educational institutions that provide their students with informational materials directing them to our properties. In cases where colleges and universities do not offer active recommendations for our off-campus housing, most nonetheless provide lists of suitable off-campus properties to their students. We continually work to ensure that our properties are on these lists in each of the markets that we serve.

Many of our properties are all-inclusive, meaning that we attempt to simplify the bill-paying process by including all costs associated with living at our properties, including water, electricity, gas, cable services and Internet services, in one monthly rental check to be paid to us by students or their parents. We limit our exposure to excessive utility bills from residents by setting a reasonable limit on how much we will pay per resident per month for a particular utility, such as water or electricity. If a resident’s monthly bill for a utility exceeds the set limit, the excess cost may be charged to the resident on a subsequent bill.

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

•       require that residents pay a security deposit and/or a non-refundable move-in fee. The deposit is applied against any damages to the unit caused by the resident (including furnishings and household items in the unit). Residents and their lease guarantors also are required to assume personal responsibility for any damages caused to a unit or common areas of a property;

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

Market Opportunity

The Student Housing Market

Demographic patterns and trends in education over the past several years suggest that there are an increasing number of college-aged individuals and an increasing number of students enrolling in colleges and universities in the U.S. According to a 2005 report by the U.S. Department of Education’s National Center for Educational and Statistics or NCES, fall enrollment at four-year institutions of higher education in the U.S. is expected to increase from the 17.3 million students that were enrolled in 2004 to 19.5 million in 2014.

The major catalyst for projected enrollment increases, and subsequent student housing demand in the near future, will be the growth in the college-aged population represented by the “Echo Boom” generation, which is made up of the sons and daughters of the “Baby Boomer” generation, and is equal in size to the Baby Boomer generation. While the Baby Boomers are nearing retirement, much of the Echo Boom generation, which was born between 1977 and 1997, is entering, or has yet to enter, adulthood. According to the U.S. Census Bureau, in 2003, 4.0 million Americans turned 18; by 2010, that number will peak at 4.4 million and remain above 4.0 million annually for some time thereafter.

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

Among individual states, California, Florida, Texas and New York are projected to have the four largest populations of 18 to 24 year-olds during the next decade, according to the U.S. Census Bureau’s April 2005 projections. We expect these states will continue to serve as major immigration gateways, which also should bolster future demographic and accompanying college enrollment growth well into the future. These four states are forecasted to experience the greatest absolute increase in college enrollment. Rounding out the top ten states with the highest absolute population growth projections for 18 to 24 year-olds are North Carolina, Virginia, Maryland, Arizona, Georgia and Washington. As of December 31, 2006, more than 38% of our student housing properties were located in these “top 10” states.

As of December 31, 2006 and based on the U.S. Census Bureau’s April 2005 projections, the states in which we owned properties were projected to experience an average growth of 11.9% in the 18 to 24 year-old population, which is an average of 84,221 persons between 2000 and 2010.

We believe that these projected increases in the 18 to 24 year-old population and in college student enrollment will place a greater demand on off-campus student housing. While both on- and off-campus student housing markets will compete for these additional students, we believe that existing on-campus properties will be at a disadvantage because, according to NCES data, those properties tend to be older units that have not been sufficiently expanded, renovated or modernized to meet students’ increasing needs and expectations.

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

In addition, various amenities that used to be considered rare luxuries in the student housing industry, such as kitchens, private bedrooms and bathrooms, Internet connectivity and cable television systems, and a washer and dryer in each unit, are now more common and increasingly becoming a factor in a student’s housing and university selection.

In addition to increasing costs associated with the renovation of existing on-campus student housing by colleges and universities, budget deficits or budget restrictions are affecting the amount of funds available to colleges and universities for education, thereby limiting states’ abilities to increase funding for student housing projects. According to the Center for the Study of Education Policy, state appropriations for higher education have been decreasing consistently. Each state’s ability to boost post secondary education spending, while simultaneously handling the strain on health care budgets from a rapidly aging population and increasing funding to primary and secondary education, remains to be seen. Traditionally, both health care and primary education have taken precedence over higher education for political reasons. Based on information provided by the Association of Governing Boards of Colleges and Universities, we believe it is unlikely that states will have enough money to fund all programs completely. As a result of these trends in state budgets, we believe public universities’ finances are straining their capacity to fund significant capital projects such as student housing.

Supply of Student Housing

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

We believe that we are well-positioned to capitalize on the projected shortage of student housing in the U.S. due to our management’s experience in the student housing industry, the economies of scale afforded by our size, our access to capital for the acquisition of additional student housing, our high quality student housing product and our systems designed to optimize student housing operations.

Management Services

As of December 31, 2006, we managed all of the student housing properties owned by us and 18 student housing properties not owned by us. We manage the student housing properties not owned by us through our taxable REIT subsidiary, College Park Management TRS, Inc. For more information regarding the properties we manage for others, see the section of this report under Part I—Item 2 titled “Properties.”

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

•       the age and projected residual value of the student housing property;

•       the location of the property, including its proximity to a college’s or university’s main campus or other academic buildings, as well as athletic and other entertainment venues frequented by students;

•       the opportunity to expand our network of relationships with colleges and universities as well as other strategic firms; and

•       potential effect on our REIT status.

Underwriting Process

We have designed our underwriting strategy to enable us to deliver attractive risk-adjusted returns to our shareholders. Our acquisition selection process includes several factors, including a comprehensive analysis of the property’s profitability, financial trends in a property’s revenues and expenses, barriers to competition, the need in a property’s market for the type of student housing services provided by the property, the strength of the location of a property and the underlying value of a property. We also analyze the operating history of each property, including the property’s earnings, cash flow, occupancy, student mix and anticipated capital improvements, to evaluate its financial and operating strength.

In addition, as part of our due diligence process, we obtain and evaluate title, environmental and other customary third-party reports. Currently, our acquisition/development policy generally requires the approval of our Board of Trustees for all acquisitions and development projects, including acquisitions through joint venture structures, regardless of valuation.

Competition

We compete with other owners, operators and managers of off-campus student housing in a number of markets. The largest of these competitors are Education Realty Trust (NYSE: EDR) and American Campus Communities, Inc. (NYSE: ACC), each of which are national, publicly-traded companies focused on growing their student housing businesses. We also compete in a number of markets with smaller national and regional companies, such as the following: Place Properties, First Worthing, Ambling Companies, Campus Advantage, The Dinerstein Companies, JPI Student Living, The Preiss Company, Paradigm Properties and University Housing Group. In addition, we compete on a highly localized basis with substantial numbers of small, local owner-operators. Currently, the student housing industry is highly fragmented, with no participant holding a dominant market share on a national level. The entry of one or more additional national or regional companies could increase competition for students and for the acquisition, management and development of student housing properties.

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

Military Housing Business

Overview

In order to address poor housing quality, a significant backlog of repairs and rehabilitations to its military housing units on and near bases, and a shortage of affordable, quality private housing available to members of the U.S. military and their families, Congress included the Military Housing Privatization Initiative, or MHPI, in the 1996 National Defense Authorization Act. Under the MHPI, the DoD was granted the authority to award projects to private-sector companies to develop, construct, renovate and manage military housing. Since 1996, according to statistics available on the DoD’s website as of March 9, 2007, the U.S. military has awarded to private companies long-term agreements and rights to exclusively negotiate agreements with the U.S. military for 78 domestic projects containing, in the aggregate, a total of 160,366 end-state housing units. The DoD has targeted another 41 domestic projects containing an additional 36,674 end-state housing units that have yet to be awarded by Congress, and agreements for the related development, construction, renovation and management services for these additional projects. According to the DoD, the previously awarded privatization projects and projects under exclusive negotiations, together with these additional targeted projects, reflect the opportunity to develop, construct, renovate and manage a total of 197,040 end-state housing units.

As of December 31, 2006, our operating partnership held an ownership interest in, and operated, through various wholly-owned subsidiaries, nine military housing privatization projects at the Department of the Army’s Fort Stewart, Hunter Army Airfield, Fort Carson, Fort Hamilton, Fort Eustis, Fort Story, Walter Reed Army Medical Center, Fort Detrick, Fort Bliss, White Sands Missile Range, Fort Gordon, Carlisle Barracks/Picatinny Arsenal, and eight Navy bases. We refer to these nine projects as the Stewart Hunter project, the Fort Carson project, the Fort Hamilton project, the Fort Eustis/Fort Story project, the Walter Reed/Fort Detrick project, the Fort Bliss/White Sands Missile Range project, the Fort Gordon project, the Carlisle/Picatinny project and the Navy Northeast Region project, respectively. These projects in operation covered 21 domestic bases located in 12 states and Washington D.C., and we expect them to contain approximately 17,489 end-state housing units once full development, construction and renovation have been completed for all the projects.

In addition to our projects in operation at year-end, on February 6, 2007, we officially closed on the award of our AETC Group I project with the Department of the Air Force, which covers four bases and 2,875 end-state housing units. Also, during the fourth quarter of 2006, the Army selected us to design, construct and manage single soldier housing at Fort Bliss and Fort Stewart, which represent among the first of unaccompanied housing privatization projects awarded by the Army to date and are expected to cover an aggregate of up to 840 end-state housing units. We currently expect to close on the award of these two unaccompanied housing privatization projects before the end of 2007.

In addition, on February 26, 2007, we announced that we were selected by the Department of the Navy to enter into exclusive negotiations for the design, construction, management and maintenance of the military family housing at 11 Southeast Region Navy bases in five states. The 50-year term of the Navy Southeast project is expected to commence with a six-year initial development period, or IDP, that is valued in excess of $700 million and covering approximately 5,501 end-state housing units. On March 8, 2007, we also announced that we were selected by the Department of the Army to enter into exclusive negotiations for the family housing privatization project at the U.S. Military Academy at West Point, New York, which is expected to have a five-year IDP with project costs valued in excess of $160 million and cover 628 end-state housing units.

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

Some of the bases included in our military housing privatization projects were targeted for closure or realignment as a result of the most recent round of the Base Realignment and Closure, or BRAC, process, which was initiated in 1988 and reached its fifth and, under current legislation, final round in 2005. On November 9, 2005, the BRAC round was completed when Congress approved the BRAC Commission’s recommendations to close the Naval Air Station in Brunswick, Maine and to close the Walter Reed Army Medical Center in Washington, DC. Under the final BRAC list, the possible number of affected military housing units covered by our existing projects was 700 end-state housing units, all of which units are located at the Naval Air Station in Brunswick, Maine. We believe that the closure of the Walter Reed Army Medical Center will not result in the loss of end-state housing units, as these housing units are likely to be utilized by personnel in the greater Washington, DC metropolitan area. In addition to the reduction in end-state housing units resulting from the anticipated closure of the Naval Air Station, we expect that the number of housing units covered at Fort Bliss/White Sands Missile Range projects may increase as a result of base realignments.

We conduct our military development, construction/renovation and management services for all of our projects, other than our most recent AETC Group I project with the Air Force, through our taxable REIT subsidiary, GMH Military Housing, LLC.

Our Military Housing Privatization Projects in Operation as of December 31, 2006

As of December 31, 2006, we had an ownership interest in and operated nine military housing privatization projects. Each of our projects in operation as of December 31, 2006 included the renovation of existing housing units and the construction of new units. The 50-year duration of each project calls for continued renovation, rehabilitation, demolition and reconstruction of the project. The following table provides a summary of the terms of each military housing privatization project in which we owned an interest as of December 31, 2006.

Military Housing Privatization Projects in Operation
as of December 31, 2006

Project Name	Location	Initial Development Period(1)	Initial Development Period Expected Completion Date	Initial Development Period Project Costs(2) (in millions)	Expected End-State Housing Units at Initial Development Period Completion Date
					1,868	new units
Fort Stewart and	Hinesville, GA				1,597	renovated units
Hunter Army Airfield	Savannah, GA	8 years	October 2011	$358.2	237	existing units(3)
					3,702
					841	new units
Fort Carson(4)	Colorado Springs, CO	5 years	Completed	Completed	1,823	renovated units
					2,664

Fort Carson Expansion	Colorado Springs, CO	3 years	November 2009	124.3	396	new units
					185	new units
Fort Hamilton	Brooklyn, NY	3 years	May 2007	54.9	43	renovated units
					228
Walter Reed Army					407	new units
Medical Center/	Washington, DC				156	renovated units
Fort Detrick(5)	Frederick, MD	4 years	June 2008	89.3	36	existing units(3)
					599
Fort Eustis/Fort Story	Newport News, VA				651	new units
	Virginia Beach, VA	6 years	February 2011	167.0	473	renovated units
					1,124
					1,959	new units
Fort Bliss/White Sands	El Paso, TX				1,178	renovated units
Missile Range(6)	Las Cruces, NM	6 years	June 2011	440.5	140	existing units(3)
					3,277
Navy Northeast	Brunswick, ME;
Region(7)	Kittery, ME; Newport, RI; Groton, CT; Saratoga Springs, NY; Long Island, NY;				1,251	new units
	Colts Neck, NJ;				1,227	renovated units
	Lakehurst, NJ	6 years	October 2010	612.8	1,786	existing units(3)
					4,264
					310	new units
Fort Gordon	Augusta, GA	6 years	April 2012	110.5	577	renovated units
					887
					209	new units
Carlisle/Picatinny	Carlisle, PA				110	renovated units
	Dover, NJ	5 years	July 2011	78.2	29	existing units(3)
					348
Total				$2,035.7	17,489

(1)             The first phase of the project, known as the initial development period, covers the period of initial construction or renovation of military housing on a base, typically lasting three to eight years.

(2)             As of December 31, 2006, represents estimated total project costs for the initial development period, including closing, development, construction, financing and related costs and excluding estimated capitalized interest associated with the project. These total project costs are determined at the time we and the relevant military branch execute definitive business agreements to commence the project, and may be modified only upon the approval of a formal change order, which may affect the term of the initial development period as well. See also the section of this report titled “Risk Factors—Risks Related to our Military Housing Business.”

(3)             These units will not be renovated during the initial development period.

(4)             Additional financing for the expansion of the Fort Carson project was completed during the fourth quarter of 2006.

(5)             Walter Reed has been designated for closure under BRAC. We believe that the closure will not result in the loss of housing units, as these housing units are likely to be utilized by personnel who will be relocating from Walter Reed to nearby military medical facilities.

(6)             We are in discussions with the Department of the Army to review the possibility of expanding the number of end-state housing units covered by this project, which if approved, would likely require the placement of additional debt financing on the project

(7)             We are in the process of finalizing plans with the Navy to restructure the terms and debt financing for the Navy Northeast Region project as a result of the (i) anticipated closure of the Naval Air Station in Brunswick, Maine, which covers approximately 700 end-state housing units and (ii) need to further reduce the number of end-state housing units for the project overall by an approximate 620 end-state housing units due to changes in area housing market conditions that are affecting occupancy rates for the project. See also the section of this report titled “Risk Factors—Risks Related to our Military Housing Business.”

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

The MHPI is designed to remedy both the poor condition and shortage of current military housing. According to the DoD, in 1997 it owned approximately 300,000 family housing units, on and off U.S. military bases, and estimated that more than 50% of these units required renovation or replacement as a result of insufficient maintenance or modernization over the previous 30 years. The DoD believes that improving the poor housing conditions as well as the shortage of quality, affordable private housing on military bases will significantly improve the morale and quality of life for members of the U.S. military and their families, thereby boosting retention and enrollment in today’s voluntary military forces. The majority of members of the U.S. military and their families live in local communities near U.S. military bases. Most of these members of the U.S. military are enlisted personnel whose salaries are at the lower end of the military pay scale. Their salaries make it difficult for them to find quality, affordable housing within a reasonable commuting distance. Furthermore, many of these communities do not have enough affordable, quality rental housing to accommodate members of the U.S. military and their families. The MHPI provides a creative and effective solution to address the quality housing shortage, and will result in the construction of more housing built to market standards for less money than through the military’s own construction process. Furthermore, traditional military construction requires contractors to adhere to stringent military specifications, which make projects significantly more costly than building to market standards. Commercial construction is both faster and less costly than military construction, and private-sector funds significantly stretch and leverage the DoD’s limited housing funds and, at the same time, open the military construction market to a greater number of development firms and stimulate the economy through increased building activity.

Competitive Bidding Process for Military Housing Privatization Projects

In order to implement the MHPI and foster a coordinated approach by the military branches, the DoD created the Housing and Competitive Sourcing Office to develop the legal, financial and operational aspects of the MHPI. Each military branch assesses its own current and future housing requirements, and determines the best course of action necessary for revitalizing inadequate housing units and keeping its housing inventory in good condition. Each military branch also individually assesses the viability of particular privatization projects and makes the final decision whether to privatize housing on a particular base, taking into consideration housing needs and available resources of that branch. Once the military branch and the Office of the Secretary of Defense approve site development, they conduct an industry forum to obtain private-sector input. Though each military branch must follow certain general DoD policy guidelines, each service branch has its own privatization project award program. The solicitation process differs slightly among the various military branches; however, in all cases, a competitive bidding process is the method by which projects are awarded to private-sector developers. Projects are introduced to the private sector through the use of a request for proposal or a request for qualifications. Developers that satisfy the respective military branch’s requirements respond with detailed project proposals, and a selection is made from among them. The project winner is awarded the exclusive right to negotiate the final plan, and assuming approval of such final plan, to develop, construct, renovate and manage family housing at a military base, which, based on our experience, is typically for a 50-year period and, in the case of the Army, contains certain extension rights.

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

Based on our experience, during the period of exclusive negotiations with the Navy, the project winner works towards finalization of required project and environmental documentation, pursues local approvals, develops design plans and working drawings, reaches an agreement with the Naval officials regarding all aspects of the project, and arranges and negotiates necessary financing. Also based on our experience to date, the Air Force ranks bidders based on numerous factors and then enters into exclusive discussions with the highest ranking bidder. If the highest ranking bidder meets the Air Force’s requirements and the project is approved by Congress, then that bidder becomes the “successful bidder.” The successful bidder is then authorized by the Air Force to close the transaction.

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

Organizational Structure of Our Military Housing Privatization Projects

The operations of our military housing privatization projects are generally conducted through an organizational structure that involves two wholly owned subsidiaries of our operating partnership, GMH Military Housing Investments LLC and one of our taxable REIT subsidiaries, GMH Military Housing, LLC. GMH Military Housing Investments LLC owns equity interests in the various projects. GMH Military Housing, LLC develops, manages and sometimes constructs/renovates the military housing in all of our projects, other than our AETC Group I project, through two of its subsidiaries: GMH Military Housing Development LLC and GMH Military Housing Management LLC, which are referred to as GMH Development and GMH Management, respectively, throughout this report. This organizational structure is described as follows:

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

In the case of our Army projects, the Project Owner is a joint venture between the Army and the Project LLC. The Project Owner contracts with GMH Development, GMH Management and a third-party partner for development, management, renovation, architectural and design and construction services. The Project Owner is created for the purpose of owning the project. The Project Owner also is the ground lessee of the land upon which the project is situated. The Project LLC is typically the manager of the Project Owner. The Army projects are financed through a combination of equity, provided by the Project LLC and the Army (which typically approximates up to 10% of the total project value), and third-party debt (which is typically up to 90% of the total project value).

In the case of our AETC Group I project, the Project Owner is owned entirely by the Project LLC. In the AETC Group I project, the Project Owner contracts with another subsidiary of GMH Military Housing Investments LLC, GMH AETC Management/Development LLC, for property and management, renovation and development services and with third-party providers for architectural/design and construction services. The Project Owner owns the project and is the ground lessee of the land upon which the AETC project is situated. The Project LLC is the manager of the Project Owner. The AETC project is financed through equity provided by the Project LLC and a third-party construction and permanent loan.

Debt Financing for the Project.   Financing for our projects is procured through either taxable revenue bonds or conventional commercial lending. Financing is typically obtained at the project closing, which occurs on the date that the relevant branch of the U.S. military transfers operation and management of those housing units at the project to the Project Owner. Based on our management’s experience, we believe the terms of the debt are consistent with the terms typically used for conventional multi-family housing projects. In each instance, the debt generally is non-recourse to us and is secured by a first priority lien on the project and requires the assignment of all of the Project Owner’s rights for the benefit of the bondholders or the lender, as applicable. The security therefore includes the Project Owner’s interest in the ground lease. Based on our experience, the repayment terms require payments of interest only during the first three to seven years of the loan and, thereafter, payments of interest and principal, amortized over a 35- to 45-year period, for the remaining term of the loan. While the Project LLC is able to obtain debt financing for up to 90% of the total value of each project, based on our management’s experience, lenders typically will not lend in excess of a specified debt service coverage ratio projected for the first stabilized year following the end of the initial development period (typically ranging from three to eight years, out of the 50-year project term). Accordingly, if interest rates increase, the Project LLC may be required to finance a greater portion of the project cost with equity. In addition, if the minimum debt service coverage is not met, we may not have access to cash flows from the project, other than for project operating expenses, until the debt service coverage is restored.

The following diagram shows the structure of all of our projects, other than our AETC Group I project:

As its contribution to the project, the U.S. military branch contributes the existing houses and related improvements and may also contribute cash. The Project LLC also contributes cash, typically at the end of the initial development period for our Army projects, and at the outset of the initial development period, for our Navy project. For the AETC Group I project, the Project LLC contributes cash at the outset of the initial development period. Typically, the Project LLC and the U.S. military branch are not required to make additional capital contributions to the project, and neither is permitted to make any additional contribution to the project without the approval of the other. The Project LLC’s return on investment is dependent on both the structure of the transaction and the U.S. military branch involved.

The Development Company.   GMH Development provides development services to our privatization projects, other than the AETC Group I project. These services are provided through development agreements typically having 50-year terms, which extend automatically upon any renewal of the related ground lease. GMH Development generally assists the Project Owner by coordinating and monitoring the planning, design, demolition, renovation and construction activities on the Project Owner’s behalf, including the evaluation of project sites and requirements for each project, assisting the Project Owner with the development of the project schedule and budget, establishing coordination between the relevant military branch and primary contractors, reviewing completed construction and renovation work, and certifying payments or primary contractors for such work. GMH Development also establishes and implements administrative and financial controls for the design and construction of the project and assists the Project Owner in obtaining and maintaining general liability insurance and other types of insurance. These services are provided by GMH AETC Management/Development LLC in the AETC Group I project.

The Project Owner pays GMH Development a base fee equal to a percentage of the total development costs for the project, from the beginning of the initial development period throughout the life of the project. Additionally, GMH Development typically is entitled to receive incentive development fees from the Project Owner upon the satisfaction of designated milestones. During the initial development period, GMH Development is entitled to receive an incentive fee which is based upon a total of the development costs during the period. After the initial development period of a project, the incentive development fees typically are a percentage of total development costs for the remainder of the project term. Milestones for payment of incentive development fees typically include completing a specified number of homes according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. The combined base and incentive development fees generally ranges from 3.0% to 4.0% for our current projects.

The Project Owner generally may terminate the development agreement upon written notice to GMH Development if it breaches any of its material obligations under the management agreement and fails to cure such breach within 30 days.

The Construction/Renovation Company and Property Manager.   GMH Management provides construction/renovation and property management services to our privatization projects. Construction/renovation refers to the minor and major renovation work that we perform at our projects. With regard to project construction/renovation, the Project Owner pays GMH Management a base fee equal to a percentage of the total construction/renovation costs for the project, from the beginning of the initial development period throughout the life of the project. Additionally, GMH Management typically is entitled to receive construction/renovation incentive fees from the Project Owner upon the satisfaction of designated milestones. During the initial development period, GMH Management is entitled to receive an incentive fee which is based upon a total of the construction/renovation costs during the period. After the initial development period of a project, the construction/renovation incentive fees are a percentage of total construction/renovation costs for the remainder of the project term. Milestones for payment of construction/renovation incentive fees typically include completing a specified number of homes according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. The combined base and incentive construction/renovation fee generally ranges from 3.0% to 4.0% for our current projects.

In addition, in certain instances, GMH Management may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are paid in proportion to the amount of pre-construction/renovation costs incurred by GMH Management for the project.

With regard to property management, the Project Owner contracts with GMH Management to provide property management services for the project. These services are provided through management agreements, typically having 50-year terms, which extend automatically upon any renewal of the applicable ground lease. GMH Management oversees the leasing of housing units in accordance with the requirements of the ground lease, day-to-day operations of the project, collection of revenues and depositing the revenues into appropriate accounts, day-to-day maintenance of the project, ordinary repairs, decorations, alterations and improvements, completion of backlogged maintenance and repairs, payment of taxes imposed on the project, and compliance with applicable laws and regulations.

GMH Management typically is required to prepare and submit an operating budget for the project to the Project Owner on an annual basis. The management agreement typically grants GMH Management the authority to make expenditures and incur obligations included in the operating budget. GMH Management also has the authority to make certain emergency expenditures.

As standard compensation for the services it provides, in general, GMH Management is paid a base fee, equal to a percentage of effective gross revenue for the project. In addition, GMH Management is entitled to receive an incentive fee from the Project Owner upon the satisfaction of designated benchmarks relating to emergency work order responses, occupancy rates, home turnover and resident satisfaction surveys. The combined base and incentive management fee generally ranges from 3.0% to 4.5% for our current projects.

The Project Owner generally may terminate the management agreement upon written notice to GMH Management if it breaches any of its material obligations under the management agreement and fails to cure such breach within 30 days.

Property management and renovation services for the AETC Group I project are provided by GMH AETC Management/Development LLC.

Design/Build Agreement.   In our Navy project, the Project Owner entered into a design/build agreement with a subsidiary of GMH Military Housing, LLC for construction, renovation and architectural and design services that are provided through subcontracts with GMH Management and certain third parties.

The Ground Lease.   In all our projects, the Project Owner and the Army, Navy or Air Force, as applicable, enter into a ground lease pursuant to which the U.S. military branch leases to the Project Owner the real property upon which a particular privatization project is located. We expect future-awarded privatization projects to operate in a similar fashion. Typically, the initial term of a ground lease is 50 years. With respect to Army privatization projects, the ground lease may be renewable for an additional period of up to 25 years upon request by the Army and acceptance by the Project Owner. As partial consideration for the execution of a ground lease and performance of its obligations thereunder, the Project Owner agrees to design, develop, manage, rehabilitate, renovate and maintain the privatization project. At all times during the term of a ground lease, the U.S. military branch provides the Project Owner access to the privatization project. The use and occupancy of the privatization project is subject to the general supervision and approval of the applicable military branch, and to such rules and regulations as the U.S. military branch prescribes. The Project Owner has the right to lease housing units to non-military or non-DoD tenants if vacancy rates hit certain levels.

Some of the Army ground leases and the Air Force ground lease provide that in the event a base is subject to closure under the BRAC regulations, the Project LLC has the option, subject to then-existing applicable law, to acquire fee simple title to the real property. There is no guarantee that any purchase option agreement will be enforceable or that any corresponding purchase option will be exercisable in the event of a base closure under BRAC. The ground leases on our Navy project, and some of our Army projects, do not provide the Project LLC with a purchase option upon a base closure under BRAC.

Basic Allowance for Housing

The U.S. military’s Basic Allowance for Housing, or BAH, is the primary source of operating revenues of our military housing privatization projects. BAH is a cost of living stipend distributed monthly by the DoD to members of the U.S. military to cover their and their families’ costs of living (i.e., rent and utility expenses) in privately-owned housing, on or near bases. The intent of BAH is to provide members of the U.S. military equivalent and equitable housing compensation based upon the market prices of rental housing in the local housing markets surrounding the U.S. military bases. Each year, Congress must appropriate an aggregate budget for BAH for all of the military branches.

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

Revenue Stream

Typically, a member of the U.S. military who is leasing a housing unit on one of our project bases will elect for his or her monthly BAH to be directly deposited by the government, via wire transfer, into an operating revenue fund controlled by the Project Owner, subject to certain restrictive covenants required by any outstanding construction finance bonds. Rental revenues derived from BAH are subsequently paid out of the operating revenue fund by the Project Owner according to a distributive “waterfall” plan set forth in the Project Owner operating agreement. In general, the BAH revenues associated with our current privatization projects “flow out” of the operating revenue fund on a monthly basis.

•       Operating and Other Expenses.   Operating activities include normal administrative, leasing, marketing and maintenance functions consistent with a typical conventional multi-family project. Expenses relating to these operating activities are financed through equity contributions from the DoD and the Project LLC, debt financing and other operating cash flow derived from BAH. Revenues first are applied to pay operating expenses, including GMH Management’s standard management fee, equal to a percentage of project revenues derived from BAH, monthly utilities, insurance premiums, real estate taxes, if any, and other routine maintenance expenses, such as landscaping and preventative maintenance, associated with the housing units.

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

•       Construction/Renovation Fees and Development Fees.   At the start of a project’s initial development period, which typically ranges from three to eight years and continues throughout the term of the project as we renovate existing housing and develop and construct additional housing on a particular military base, GMH Management and GMH Development are entitled to receive standard and incentive construction/renovation and development fees, respectively. In addition, in certain instances, GMH Management may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are paid in proportion to the amount of pre-construction/renovation costs incurred by GMH Management for the project. Construction/renovation fees are equal to a percentage of the total construction/renovation costs, and development fees are equal to a percentage of the total development costs. Development costs include hard costs associated with new construction/renovation, as well as certain soft costs. Generally, the majority of new construction work is completed during the beginning years of an initial development period, while construction/renovation work is completed throughout the initial development period. During the initial development period these costs are paid out of a construction account, which is funded by excess cash flow from rental revenues and proceeds from equity contributions and debt offerings. Excess cash flow, for purposes of funding the construction account, includes cash flow available from BAH rental revenues after payment of operating expenses, debt service, subordinated management fees and preferred returns (to the extent such preferred returns have not been deferred as part of the project financing). The construction account may have an equity sub-account to the extent of equity contributed to the Project LLC. Subsequent to the initial development period, all remaining funds are transferred to a reinvestment account and the construction account is closed. Construction, development and renovation costs will be paid out of the reinvestment account to continuously construct, renovate and rebuild a project. The payment of construction/renovation fees and development fees to us during the life of a project is not subordinate to the payment of any other fees.

•       Preferred Return.   The Project LLC will typically receive, to the extent that adequate funds are available, an annual, minimum preferred rate of return. On our existing projects, this annual minimum preferred rate of return ranges from 9% to 12% of the Project LLC’s initial equity contribution to the project. It should be noted, however, that during the initial development period, the Project Owner is precluded from distributing funds to pay the Project LLC the minimum preferred rate of return. The unpaid amounts generally will accrue and accumulate, and can be used to fund renovation and construction costs, if necessary. If the accumulated funds are not needed to fund renovation and construction costs, they would, at the end of the initial development period, be distributed to pay accrued preferred returns to the Project LLC.

•       Split of Remaining Revenues.   Subsequent to the initial development period, any revenues remaining after the annual, minimum preferred rate of return is paid, as described above, are split between the Project LLC and the reinvestment account held by the Project Owner for the benefit of the government. On our existing projects, the total amount that the Project LLC is entitled to receive (inclusive of the preferred return) is generally capped at an annual, modified rate of return, or cash-on-cash return, of between 11% and 17% (depending on the particular project) on its initial equity contribution to the project. The total capital return generally will include the annual, minimum preferred return discussed above. The reinvestment account is an account established for the benefit of the military, but funds may be withdrawn for ongoing construction, development and renovation costs during the remaining life of a privatization project only upon approval of the applicable military branch.

•       Return of Equity.   Generally, at the end of a project term, any monies remaining in the reinvestment account are distributed to the Project LLC and the Army, Navy or Air Force, as applicable, in a predetermined order of priority. Typically these distributions will have the effect of providing the Project LLC with sufficient funds to provide a minimum annual return over the life of the project and to result in a complete return of its initial capital contribution. After payment to the Project LLC of the minimum annual return and the return of its initial contribution, all remaining funds will typically be distributed to the Army, Navy or Air Force, as applicable.

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

Capitalize on Industry Relations.   Our management team has developed relationships with national and regional firms that specialize in residential and military residence community formation and construction. On October 22, 2003, our subsidiary, GMH Military Housing Investments LLC, entered into a joint venture agreement with a subsidiary of The Benham Companies, LLC, Benham Military Communities, LLC, which sets forth the terms by which Benham will participate in the equity structure on certain of our privatization projects and provide architectural, engineering and design services on those military privatization projects awarded to us. Under this agreement, we and Benham are permitted to bid on future privatization projects independently of the other. We also maintain business relationships with construction companies, such as Centex Construction Company, LLC and Phelps Development LLC, pursuant to which these third parties provide construction services to certain of our awarded military projects. We team with these companies because of their proven experience in the construction industry, as well as their size and strength to undertake and to bond construction work on the large, complex military housing privatization projects. Additionally, these business partners pay fees to GMH Management, GMH Development or GMH Construction for our business efforts and expenses associated with attracting and winning military privatization projects. We believe that the retention of highly experienced national and regional companies will provide us with significant competitive advantages in pursuing and winning new privatization projects.

Acquire Existing Military Housing Privatization Projects.   We will consider using our financial strength and management’s past experience to acquire competitors or the military housing privatization projects that have been awarded to them. For example, in November 2003, GMH Associates acquired the military housing privatization project for Fort Carson in Colorado Springs, Colorado as well as the right to exclusively negotiate the Fort Eustis/Story project out of unrelated bankruptcy proceedings instituted by an entity affiliated with the J.A. Jones Corporation. In addition, in February 2006, we acquired from American Eagle Communities Northeast, LLC the right to exclusively negotiate the Carlisle/Picatinny project. The military housing privatization projects are typically very large and complex. As a result, they require experienced and committed larger scale operators who have the financial strength to develop, construct, renovate and manage housing units during the initial development period of a project, which typically ranges from three to eight years, and then administer the continuing development, construction, renovation and management of housing for the remainder of the 50-year project term. The obligations to be performed under these projects are extremely difficult for smaller, regionalized companies to meet, and we believe our experience in the military housing market provides us with a material competitive advantage in this regard. As the number of new privatization projects grows, we believe our potential to acquire such projects for additional bases will grow correspondingly.

Market Opportunity

As of March 9, 2007, according to the information made available by the DoD, the remaining military family housing privatization market contains 36,674 housing units to be privatized through 41 additional projects. These remaining housing units are expected to generate approximately $590 million in total annual rental revenue based on the 2007 average BAH of approximately $16,100 per year. As of March 9, 2007, awarded projects and exclusive negotiations represent 160,366 end-state housing units through 78 projects.

Although the DoD’s program has focused its efforts almost exclusively on the privatization of family housing, the next stage of development will include the privatization of unaccompanied personnel (bachelor) housing. For example, during the fourth quarter of 2006, the Army selected us to design, construct and manage single soldier housing at Fort Bliss and Fort Stewart, which represent among the first of unaccompanied housing privatization projects awarded by the Army to date and are expected to cover an aggregate of up to 840 end-state housing units. We currently expect to close on the award of these two unaccompanied housing privatization projects before the end of 2007. In addition, the Navy has identified three initial sites which will serve as a pilot program for the privatization of unaccompanied military personnel housing, one of which has yet to be awarded and which we expect to solicit for award during 2007.

We believe the potential market for unaccompanied personnel housing is significantly larger than that for family housing. Given our management’s experience in bidding on military housing privatization projects, coupled with their extensive student housing experience, we believe that we will have a competitive advantage in bidding for privatization projects in the unaccompanied housing market; however, we cannot assure you that the DoD will privatize any of these unaccompanied military personnel housing units beyond those that have already been awarded.

Our military housing strategy includes the pursuit of already privatized bases from competitors which have been awarded targeted projects. As the number of new privatization projects grows, the potential for our targeted acquisition of already privatized bases will grow correspondingly.

Additional Military Housing Privatization Projects and Development Opportunities under Review

In addition to the military housing privatization projects for which we have been selected, our management team also had under review, as of March 9, 2007, six additional potential privatization project opportunities. These projects span multiple bases and total, in the aggregate, approximately 11,800 end-state housing units. Individual projects identified as opportunities range from approximately 900 to 4,700 end-state housing units per project. We consider a project as “under review” once a base has been identified by the DoD for privatization and our management begins initial due diligence and evaluation of the economic and strategic value of the project. After further due diligence, we may decide not to pursue any of these potential privatization projects.

Competition

Competition pursuing this business has evolved from a select number of local and regional development firms in 1996, to a distinguished group of national and international developers, owners and operators of commercial and residential real estate.

Profile of Major Competitors

Company Name	Awarded Projects(1)	Number of Units
Actus Lend Lease	10	33,220
Clark Realty	11	32,094
Picerne Military Housing	5	17,559
American Eagle Communities, LLC	6	8,369
Lincoln Properties	10	31,560
Hunt Building Corporation	20	25,912
Equity Residential Properties Trust	1	3,982
Forest City Enterprises	4	7,298

Source:  Information reported by the DoD as of March 9, 2007.

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

Total debt
Total market capitalization

As of December 31, 2006, our leverage ratio was approximately 62.3%. Neither our declaration of trust nor our bylaws requires us to maintain a specific leverage ratio and we may determine to exceed the maximum range of our target ratio depending on the circumstances. If we determine to exceed the maximum range of our target ratio, we may do so without shareholder approval. We will generally decide whether to use debt or equity financing to acquire a property by considering the most attractive interest rates, repayment terms and maturity dates available in the marketplace at the time, and customize our financing strategy for each individual transaction. We also may obtain unsecured and/or secured financing through public and private markets. We will access various sources of capital including banks, financial institutions and institutional investors through lines of credit, bridge loans and other arrangements, including joint ventures with third parties. We also may finance the acquisition of properties through additional equity securities offerings, including offerings of preferred or common stock or units of our operating partnership.

We currently have a secured $250.0 million revolving line of credit with Wachovia Bank, National Association. As of December 31, 2006, we had approximately $199.4 million in outstanding borrowings drawn from this credit facility, which funds were used as financing for acquisitions, payment of our third and fourth quarter 2006 dividend distributions, and for working capital and other general corporate purposes. Other than with respect to pending student housing acquisitions, investments in military housing projects and certain limited working capital needs that have been pre-approved by our lender under the line of credit, we must obtain consent from the lender with respect to the use of additional funds drawn on the line. In addition, other than certain pending transactions that have been pre-approved by our lender, we are restricted from incurring any additional indebtedness (including mortgage indebtedness on student housing properties that we may acquire) without the lender’s prior consent. See also “Dividend Policy and Distributions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this report. Any additional indebtedness that we pursue in the future may be recourse, non-recourse, unsecured, secured or cross-collateralized. If the indebtedness is recourse, general assets of the debtor may be included in the collateral. If the indebtedness is non-recourse, the collateral will be limited to the particular property to which the indebtedness relates. In addition, we may invest in properties subject to existing loans secured by mortgages or similar liens on the properties or refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to finance acquisitions or the redevelopment of existing properties, for general working capital or to purchase interests in partnerships or joint ventures.

During the fourth quarter of 2006, we announced that our management expects to implement a business strategy beginning in early 2007 that will involve the sale, refinancing and/or entrance into a joint venture with respect to a number of our currently owned student housing properties. The proceeds from these transactions will be used primarily to repay outstanding indebtedness under our line of credit, which has an initial maturity date of June 1, 2007. As part of this strategy, we also are seeking to obtain a replacement line of credit in order to provide funds needed (i) to acquire additional student housing properties or interests in such properties, (ii) to invest in additional military housing projects, or (iii) to fund future working capital needs. There can be no guarantee that our management team will be able to execute upon this business strategy at all or on terms that are currently anticipated, and we must obtain approval from the lender under our current line of credit with respect to our business strategy while the line of credit remains effective. To the extent that we are unable to successfully implement our business strategy at all or on terms that are currently anticipated by our management team, then we would be required to identify other sources of capital to repay the outstanding indebtedness under our line of credit, which may be extended only through October 2, 2007. For a discussion of the risks associated with failure to implement this business strategy, see the section of this report titled “Risk Factors—Risks Relating to our Business and Growth Strategy.”

Line of Credit

On October 2, 2006, our operating partnership entered into a $250.0 million secured revolving credit facility with Wachovia Bank, National Association. Simultaneously with the execution of the loan agreement covering the line of credit, GMH Communities Trust, and several direct and indirect subsidiaries of our operating partnership, executed guaranty agreements guaranteeing the obligations of the operating partnership under the line of credit. As collateral security for the borrower’s obligations under the line of credit, we, our operating partnership and several of its direct and indirect subsidiaries that own and operate our student housing operations, including third-party management contracts, and our military housing privatization projects, entered into a Security Agreement, dated October 2, 2006, in favor of the lender. Pursuant to the Security Agreement, the parties granted a security interest in the assets owned by each respective party. As additional collateral security for the borrower’s obligations under the line of credit, our operating partnership and several of its direct and indirect subsidiaries that own the student housing properties that were previously unencumbered under our former credit facility, and the student housing properties that we acquired pursuant to our Capstone portfolio acquisition, also entered into a Pledge Agreement, dated October 2, 2006, in favor of the lender. Pursuant to the Pledge Agreement, the parties thereto have granted a security interest in the equity interests in the entities that own, directly or indirectly, the aforementioned student housing properties, our third-party management business and the contracts pursuant to which we receive management, development and renovation fees with respect to operation of our military housing privatization projects.

The line of credit has an initial term through June 1, 2007, referred to as the Initial Maturity Date, and provides for either of two additional extension options: (i) an additional three month extension through September 1, 2007, referred to as the Option One Maturity Date, in the event that we have entered into a definitive agreement relating to a merger or the sale of substantially all of our assets, which merger/sale agreement has been approved by our Board of Trustees, has been announced publicly and is not subject to financial contingencies; and (ii) an additional four month extension option through October 2, 2007 (provided notice is given no later than fifteen days prior to the later of the Initial Maturity Date or the Option One Maturity Date), subject to payment of a fee in an amount equal to 2.00% of the outstanding principal balance of the loan as of the Initial Maturity Date or the Option One Maturity Date, as the case may be (this extension right is referred to as the Option Two Maturity Extension). In no event, however, will the maturity date of the line of credit extend beyond October 2, 2007.

Our operating partnership borrowed funds under the line of credit in order to finance the Capstone portfolio acquisition, to fund portions of our dividend distributions for the third and fourth quarters of 2006, as well as to fund the equity portion of the purchase price for certain pre-approved student housing acquisitions, investments in military housing projects, and for general working capital purposes as approved by the lender. As of March 15, 2007, we had $138.0 million of indebtedness drawn under the line of credit, after the recent repayment of approximately $73.6 million in net proceeds received from the refinancing of existing mortgage indebtedness on four of our student housing properties. As described above, generally all future draws from the line of credit will be subject to approval by the lender.

Indebtedness under the line of credit bears interest at an annual rate of LIBOR plus 2.00% through the Initial Maturity Date of the loan, as well as through the Option One Maturity Date, if applicable. In the event that the line of credit is extended pursuant to the Option Two Maturity Extension, then the applicable interest rate increases to LIBOR plus 4.50%. Under the terms of the line of credit, our operating partnership may request the applicable interest rate period, including 30, 60 or 90-day LIBOR; provided that it may not elect more than five distinct interest periods, in the aggregate, under the loan at any one time. The principal balance of loans shall be due and payable in full on the Initial Maturity Date, or the maturity date under an applicable extension. Upon closing of the line of credit, we paid a commitment fee to the lender in the amount of $2.5 million.

The line of credit contains customary affirmative and negative covenants and also contains financial covenants which, among other things, require that we maintain a consolidated net tangible worth of at least $455.0 million, and a student housing fixed charge coverage ratio of not less than 1.25 to 1.00. In addition, we must maintain a quarterly minimum aggregate Adjusted Management EBITDA (as defined in the line of credit) of $5.0 million. We are also prohibited during the term of the line of credit from creating, incurring, assuming or suffering to exist any additional indebtedness, subject to exceptions described in the line of credit.

The line of credit includes usual and customary events of default for loans of this nature and provides that, upon the occurrence of an event of default, payment of all amounts payable under the line of credit may be accelerated and/or the lender’s commitment may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the line of credit will automatically become immediately due and payable, and the lender’s commitment shall automatically terminate. As of December 31, 2006, we were in compliance with our debt covenants.

Our Operating Partnership

We own our properties and conduct substantially all of our business through our operating partnership, GMH Communities, LP, and its subsidiaries. Holders of limited partnership units of our operating partnership, other than us, after a one-year holding period and subject to earlier redemption in certain circumstances, will be able to redeem their limited partnership units for our common shares on a one-for-one basis, subject to adjustments for share splits, dividends, recapitalizations and similar events. At our option, in lieu of issuing common shares upon redemption of limited partnership units, we will be able to pay holders of units a cash amount equal to the then-current value of our common shares, except that Gary M. Holloway, Sr. will have the right to direct us to issue common shares upon redemption of limited partnership units that he or his affiliates own subject to his restriction from owning more than 20% of the Company’s outstanding common shares. These redemption rights generally may be exercised by the limited partners at any time after one year. Holders of limited partnership units will receive distributions equivalent to the dividends we pay to holders of our common shares, but holders of limited partnership units will have no voting rights, except in certain limited circumstances. As the sole owner of the general partner of our operating partnership, we have the exclusive power to manage and conduct our operating partnership’s business, subject to the limitations described in the partnership agreement of our limited partnership. In connection with the investment by affiliates of Vornado Realty L.P. in our operating partnership, we and our operating partnership have, however, agreed to certain restrictions regarding our activities and assets and the activities and assets of our operating partnership, a violation of which could expose us and our operating partnership to substantial liability for damages. See “Our Business—Our Agreements with Vornado Realty L.P. and its Affiliates Restrict our Activities” below.

Our Agreements with Vornado Realty Trust and its Affiliates Restrict Our Activities

In connection with Vornado Realty Trust’s investment in our operating partnership as it existed prior to our initial public offering, Vornado also purchased for $1.0 million a warrant to acquire units of limited partnership interest in our operating partnership, common shares of GMH Communities Trust, or a combination of such units of limited partnership and common shares. Upon closing of our initial public offering, Vornado exercised the warrant to purchase 6,666,667 units of limited partnership interest in our operating partnership at a price of $7.50 per unit. On May 2, 2006, the warrant exercise period ended, and the remaining portion of the warrant automatically converted into 1,817,247 common shares through a net, or cashless, exercise feature under the warrant. We have agreed to register for resale all of the common shares issuable upon exercise of the warrant, including common shares that may be issuable upon redemption of units of limited partnership interest of the operating partnership issued under the warrant.

In connection with Vornado’s investment in our operating partnership, we agreed with Vornado to restrict our activities and investments and those of our operating partnership in a manner intended to facilitate our qualification as a REIT and to prevent our direct and indirect activities and assets, and those of our operating partnership, from having adverse tax consequences to Vornado and its affiliates and transferees. Among other things, these restrictions require that neither we nor our operating partnership, without Vornado’s consent, hold, directly or indirectly:

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

•       assets that are treated as inventory for federal income tax purposes; or

•       REMIC residual interests.

In addition, these restrictions require that neither we nor our operating partnership, without Vornado’s consent, directly or indirectly:

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

Taxable REIT Subsidiaries

GMH Communities TRS, Inc., a taxable REIT subsidiary that is wholly owned by our operating partnership, is the parent company of both College Park Management TRS, Inc. and GMH Military Housing, LLC. College Park Management TRS, Inc. is the taxable REIT subsidiary through which we provide property management services to certain third party owners of student housing properties, including colleges, universities and other private owners. GMH Military Housing, LLC is the taxable REIT subsidiary through which we manage the development, construction and operation of the properties in our military housing business, among other services that neither we nor our operating partnership can undertake directly under applicable REIT tax rules. Each of our taxable REIT subsidiaries pays income taxes at regular corporate rates on their taxable income.

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

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real property for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

Prior to closing any property acquisition, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. As of December 31, 2006, we were not aware of any environmental issues regarding our student housing portfolio that would materially adversely affect our student housing business.

While we may purchase many of our properties on an “as is” basis, all of our purchase contracts contain a due diligence contingency clause, which permits us to reject a property because of any due diligence issues discovered at the property.

Employees

As of December 31, 2006, the student housing business employed 470 full-time employees and 970 part-time employees, the military housing business employed 509 full-time employees and seven part-time employees, and we employed in our corporate staff 124 full-time employees. Employees include those at the property level providing services as well as regional and corporate staff directly providing services to both the student housing and military housing properties. Part-time employees are primarily located at the property level in various student housing resident assistance programs. We believe that our relations with our employees are good. As of December 31, 2006, none of our student housing employees were members of an organized labor union; and, with respect to our military housing employees, 13 employees employed at our Fort Gordon project are represented by the Transport Workers Union of America Local 527 and we were in the process of negotiating a collective bargaining agreement with these employees.

Item 1A.                Risk Factors

Risks Relating to Our Business and Growth Strategy

The initial maturity date of our current line of credit is June 1, 2007, and unless we are able to repay outstanding indebtedness under the line at that time, or by any extended maturity date which may be no later than October 2, 2007,  the loss of any of our assets securing such debt could adversely affect our business.

Our current line of credit with Wachovia Bank, National Association, has a maturity date of June 1, 2007, at which time all outstanding indebtedness under the line will become due and payable. As of March 15, 2007, we had $138.0 million in outstanding indebtedness under the line of credit. In December 2006, we announced that our management expected to implement a business strategy beginning in 2007 that would involve the sale, refinancing and/or entrance into a joint venture with respect to a number of our currently owned student housing properties. The proceeds from this business strategy would be used to repay outstanding indebtedness under our line of credit. While the line of credit remains effective, the lender has the sole discretion to approve of various aspects of our business strategy, such as the release of any student housing assets securing the line for sale to third parties or the placement of such assets into a joint venture with a third party. There can be no guarantee that our management team will be able to execute upon its business strategy at all or on terms that are currently anticipated, and therefore that we will be able to obtain the necessary funds to repay the outstanding indebtedness under the line of credit when it becomes due and payable on the initial maturity date. To the extent that we are unable to successfully implement this business strategy at all or on terms that are currently anticipated by our management team, then we need either (i) to extend the initial maturity date, or (ii) to identify other sources of capital in order to repay the outstanding indebtedness under our line of credit at its maturity date. If we elect to extend the maturity date, we would only be able to extend it under the current agreement through no later than October 2, 2007. Such extension would trigger the payment of an additional fee and an increase in the effective interest rates under the terms of the loan. For a discussion of the extension terms of our current line of credit, see the section of this report titled “Our Business—Line of Credit.” To the extent that we elect to extend the initial term of our credit facility and become subject to a higher interest rate on outstanding borrowings thereunder, our results of operations will be adversely impacted. In addition, if we fail to identify the capital necessary to repay our line of credit upon its maturity date (whether or not extended), our lender may pursue its remedies to take control over certain assets that secure the line of credit. The loss of any such assets could impact our ability to qualify as a real estate investment trust and could adversely affect our business.

If we were to default in the future on any of our mortgage indebtedness, the loss of any of our assets  securing such debt could adversely affect our business or result in the secured indebtedness under our line of credit being immediately due and payable.

A substantial portion of our student housing properties are secured by first mortgages. In addition, as discussed in the risk factor above, in connection with obtaining our current line of credit with Wachovia Bank in October 2006, we granted the lender a security interest in the cash flows from our operating partnership and its subsidiaries that own and operate our student housing properties and third-party management contracts. As additional collateral security for our obligations under this line of credit, our operating partnership and several of its direct and indirect subsidiaries that own the student housing properties that were previously unencumbered under our former credit facility, and the student housing properties acquired in our Capstone portfolio acquisition, also entered into a pledge agreement in favor of Wachovia. Pursuant to this pledge agreement, we granted a security interest in the equity interests in the entities that own, directly or indirectly, these student housing properties, as well as our third-party management business and the contracts pursuant to which we receive management, development and renovation fees with respect to operation of our military housing privatization projects. Our cash flow may be insufficient to make required payments of principal and interest on our debt. Any default in payment of our indebtedness or violation of any covenants in our loan documents could result in the loss of our investment in the properties or assets securing the debt or result in our debt obligations under our line of credit being immediately due and payable, to the extent that we are unable to obtain waivers of financial covenants from our lenders or amend the loan documents. Additionally, some of our indebtedness contains cross default provisions. A default under a loan with cross default provisions could result in default on other indebtedness.

Our internal control over financial reporting may not be sufficient to ensure timely and reliable financial information.

As discussed under Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, in connection with the completion of the audit of our financial statements for the fiscal year ended December 31, 2005 and an investigation performed by our Audit Committee commenced during the first quarter of 2006, the Company identified and communicated to the Company’s independent registered public accounting firm “material weaknesses” involving internal control over financial reporting and its function. Although management’s report on internal control over financial reporting as contained in Item 9A of this report indicates the presence of no material weaknesses in internal control as of December 31, 2006, there can be no assurance that internal control systems will continue to remain effective going forward, or that further remediation efforts will not be required in order to maintain our internal control over financial reporting.

The Company’s growth could continue to place stress on its internal control systems, and there can be no assurance that the Company’s current control procedures will be adequate. Even after corrective actions have been implemented, the effectiveness of the Company’s internal control over financial reporting may be limited by a variety of risks, including faulty human judgment and simple errors, omissions and mistakes, inappropriate management override of procedures, and risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information. If the Company fails to have effective internal control over financial reporting in place, it could be unable to provide timely and reliable financial information.

Pending material litigation or the commencement of an investigation by the SEC could adversely affect the Company’s financial condition and results of operations.

There have been several class action complaints filed against the Company and our chief executive officer and former chief financial officer. These complaints allege, among other things, that the defendants committed securities fraud in connection with the offer, purchase and sale of the Company’s common shares between October 28, 2004 and March 10, 2006. As of the date of this report, the court has appointed a lead plaintiff, but the class has not yet been certified. In addition, the sellers of a portfolio of student housing properties that we acquired in June 2005, who received units of limited partnership interests in our operating partnership in connection with the transaction, have filed suit against us under a similar securities fraud claim. The outcome of this litigation is uncertain, and although the Company will defend itself against the claims made in these lawsuits, no assurance can be given as to the outcome of this litigation. For a discussion of this pending and threatened litigation, see the section of this report titled “Legal Proceedings.” Costs associated with defending this securities litigation, or with the payment of any judgments in or settlements of such litigation, could adversely affect the Company’s financial condition and results of operations.

In addition, after we alerted the SEC of the Audit Committee investigation and related matters, the SEC staff initiated an informal inquiry in connection with these matters. If the SEC ultimately investigates these matters, or any restatements of our financial statements, the investigation could adversely affect the Company’s ability to access the capital markets. In addition, the Company could incur significant legal, accounting and other costs in connection with responding to any such investigation, and could be required to pay large civil penalties and fines resulting from any enforcement actions that could be instituted by the SEC. The SEC also could impose other sanctions against us or certain of our executive officers. These additional costs, together with the likely strain on management’s time and attention and other of our operational resources in addressing any such investigation, could adversely affect our financial condition and results of operations.

We have reported net losses in the past and may continue to do so in the future.

For the second, third and fourth quarters, as well as for the full year ended December 31, 2006, we reported net losses. These losses were primarily attributable to increased expenses incurred during those periods relating to our previously disclosed Audit Committee special investigation and activities of the Special Committee of the Board of Trustees. We also have experienced increases in expenses relating to our student housing business, and to the extent we are unable to manage those expenses going forward, our operating results from this segment could contribute to additional losses for the Company on a consolidated basis. As referenced in the risk factor above, we also may incur significant legal expenses relating to defending the pending class action securities litigation against the Company. If our student housing and military housing businesses do not generate sufficient revenue from operations to maintain profitability, we may continue to experience losses from operations.

Since our initial public offering, our cash flow from operations has been insufficient to fund our dividend distributions to our shareholders, and it could continue to be so in the future. To the extent our cash flow from operations is insufficient to fund our dividend distributions, we expect to borrow funds or to lower our dividend distributions.

Since completion of our initial public offering, we have used borrowings under our credit facility to pay a portion of dividend distributions to our shareholders. We expect that during 2007 our cash flow from operations will continue to be the primary source of funding for our distributions to shareholders. To the extent that we are unable to fund our dividend distributions with cash flow from operations, we may be required to borrow funds in order to make distributions at historical levels. In the past, we have relied on third-party debt financing, including funds from our line of credit, in order to fund a portion of our dividend distributions. Under our current line of credit with Wachovia Bank, our lender must consent to the use of funds borrowed thereunder for payment of any future dividend distributions. Similarly, if we seek to borrow funds from another lending source, we would be required to obtain prior consent from our lender under the line of credit while it remains effective. There can be no guarantee that our lender will approve this use of funds from the line of credit, or outside borrowing of funds from a third party, for any future quarterly dividend distributions to our shareholders. To the extent that our lender does not approve such use, and we do not have sufficient funds from operations to fund our dividend distributions at historical levels, we may be required to lower our dividend distributions. Any additional indebtedness that we incur with respect to payment of our dividend distributions also will increase our leverage and could decrease our ability to borrow money for other needs, such as the acquisition or development of student housing properties and investments in military housing privatization projects.

We commenced operations through our operating partnership in 2004, have a limited history of operating and owning our student housing properties and military housing privatization projects, and therefore may have difficulty successfully and profitably operating our business.

We have only recently commenced operations through the acquisition of our student housing properties, investments in military housing privatization projects and agreements to manage student housing for others by our operating partnership in connection with our initial public offering in November 2004 and the related formation transactions at the time of our initial public offering. As a result, we have a limited operating history and limited experience in owning these student housing properties and operating these military housing privatization projects. Furthermore, we acquired our student housing properties and investments in military housing privatization projects we own as of December 31, 2006 primarily within the past two years and we have limited operating histories for the properties currently under management. Consequently, our historical operating results and the financial data set forth in this report may not be useful in assessing our likely future performance. We cannot assure you that we will be able to generate sufficient net income from operations to make distributions to our shareholders.

Historically, we have experienced rapid growth in our student housing and military housing businesses and may not be able to adapt our management and operational systems to respond to the acquisition and integration of these properties and investments in privatization projects, or to respond to new properties and projects that we acquire in the future, without unanticipated disruption or expense.

We acquired all of our student housing properties and investments in military housing privatization projects since July 2004 and expect to continue to acquire additional student housing properties and invest in military housing privatization projects going forward.

As a result of the rapid historical growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire or retain sufficient operational staff to integrate these student housing properties and military housing privatization projects into our portfolio and manage any future acquisitions of additional student housing properties or military housing privatization projects without operating disruptions or unanticipated costs. Our failure to successfully integrate any future student housing property acquisitions, student housing property management contracts or military housing privatization projects into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.

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

In addition, any new development or management activities, regardless of whether or not they are ultimately successful, typically will require a substantial portion of the time and attention of our management. Development and management activities also are subject to risks relating to the inability to obtain, or delays in obtaining, the necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.

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

Our management has limited prior experience in operating a REIT or in managing a publicly owned company, or managing growth at level that may occur in the future. We cannot assure you that the operating performance of our student housing properties and military housing privatization projects will not decline under our management. We may be unable to hire additional personnel on a timely basis. Therefore, you should be especially cautious in drawing conclusions about the ability of our management team to execute our business plan.

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

Rental income at a particular property could also be affected by a number of other factors, including the construction of new on-campus and off-campus residences, increases or decreases in the general levels of rents for housing in competing communities, increases or decreases in the number of students enrolled at one or more of the colleges or universities in the property’s market and other general economic conditions.

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

A change in university admission policies could adversely affect our ability to lease our student housing properties. For example, if a university reduces the number of student admissions or requires that a certain class of students (e.g., freshmen) live in a university-owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline. We may be unable to modify our marketing efforts to compensate for a change in a college’s or university’s admission policy prior to the commencement of the annual lease-up period or any additional marketing efforts may be unsuccessful.

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

We may be unable to successfully acquire, develop and manage student housing properties on favorable terms.

Our future growth within the student housing business is dependent upon our ability to successfully acquire or develop new properties on favorable terms. As we acquire or develop additional properties, we will be subject to risks associated with managing new properties, including lease-up and integration risks. Newly-acquired properties may not perform as expected and may have characteristics or deficiencies unknown to us at the time of acquisition. During at least the first half of 2007, we may seek to acquire or develop new student housing properties solely through joint ventures with third parties. There can be no assurance that future acquisition and development opportunities will be available to us on terms that meet our investment criteria, that we will be able to identify suitable joint venture partners on terms acceptable to us, or that we will be successful in capitalizing on such opportunities. Our ability to capitalize on such opportunities will be largely dependent upon external sources of capital that may not be available to us on favorable terms, or at all.

Our ability to acquire properties on favorable terms and successfully operate them may expose us to the following significant risks:

•       potential inability to acquire a desired property because of competition from other real estate investors;

•       we may be unable to locate acceptable joint venture partners with whom we would negotiate to acquire and/or develop  the properties;

•       competition from other potential acquirers may significantly increase a property’s purchase price;

•       we may be unable to finance our equity portion of an acquisition on favorable terms or at all;

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

The lenders of certain non-recourse mortgage indebtedness that we assume or place on our properties could have recourse against us for the full amounts of their loans under certain circumstances.

As of December 31, 2006, we had $1,028.3 million in aggregate principal amount of mortgage debt secured by our properties. In general, mortgage debt is non-recourse to our subsidiary that owns the property and places the mortgage debt on the property, and will be non-recourse to us. However, the terms of each of the loans to which the mortgage debt relates include provisions that enable the lender to have recourse to the borrower generally if the borrower misrepresented certain facts or committed fraud. In addition, there are provisions under our current line of credit with Wachovia Bank, National Association that could result in an event of default to the extent we experience a material default under certain of our mortgage indebtedness relating to our properties. If one or more of the borrowers under our mortgage indebtedness exercises its rights to recourse against us for the full amount of the mortgage debt outstanding under their loans, our liquidity and financial condition could be adversely affected.

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

As part of the DoD’s substantial reduction in the size of the U.S. military following the end of the Cold War, the federal government undertook four rounds of BRAC beginning in 1988, and again in 1991, 1993 and 1995. The fifth round of BRAC was initiated in 2004 and was completed on November 9, 2005, when, under current legislation, the final list of additional bases recommended for realignment or closure was approved by both President Bush and Congress. The BRAC law sets out a process that includes specific dates for government action and the creation of an independent commission appointed by the President. By way of background, the DoD released its initial recommendations for BRAC in May 2005, and the BRAC Commission then voted to amend the DoD’s initial list on July 19, 2005. Under the BRAC Commission’s revisions, several bases were removed from the DoD’s list of bases targeted for closure, including the Submarine Base in New London, Connecticut and the Portsmouth Naval Shipyard in Kittery, Maine, both of which are part of our Navy Northeast Region military housing privatization project. In addition, the BRAC Commission also proposed a less significant realignment at the Fort Eustis base under our Fort Eustis/Fort Story project in Newport News, Virginia than was proposed by the DoD. However, the BRAC Commission proposed to close the Naval Air Station in Brunswick, Maine, which had been recommended by the DoD to be realigned. Finally, the BRAC Commission voted to uphold the DoD’s recommendation to close the Walter Reed Army Medical Center in Washington, DC. In September 2005, President Bush accepted the BRAC Commission’s recommendations in their entirety. On November 9, 2005, the BRAC round was completed when Congress approved the BRAC Commission’s recommendations in their entirety.

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

In addition, it is inherent in the nature of military service that members of the military may be deployed and stationed away from a particular base for an extended period of time or permanently be reassigned to another base. As a result of such absences, dependents may move out of military housing facilities resulting in vacant housing units to be managed and re-leased by us. Typical military housing lease agreements, which have a one-year lease term and continue month-to-month thereafter, provide that a military resident may terminate a lease and be released from any further obligations under the lease upon receipt of orders requiring the resident to be deployed or temporarily or permanently stationed away from the base for more than 90 days by providing us with proof of orders and an appropriate letter from the resident’s commanding officer. If we are unable to re-lease these vacant units, the management fee revenue derived from the project’s rental revenues will decrease, and the project may be unable to be appropriately funded for construction and renovation of units throughout the term of the project. We also may be unable to receive any other fees that we may have otherwise earned under the project, and the projected, or any, return on our investment in the project. Any such effect could have an adverse effect on our financial condition and results of operations.

If there are significant numbers of base closures, force reductions or troop deployments that affect our existing military housing privatization projects, we may be unable to achieve the anticipated operating revenues to be derived from these projects and our results of operations may be adversely affected.

As a result of the anticipated closure of the Brunswick Naval Air Station covered by our Navy Northeast Region military housing privatization project, our joint venture with the Department of the Navy that owns the project must modify the terms of the project documents to amend various construction scope and timing requirements that were set prior to the BRAC announcement. Certain initial construction requirements under the original scope have not been met due to construction delays at bases slated for closure, and therefore the joint venture is currently in default under the terms of the trust indenture relating to the bonds issued to finance the project. The exercise of any default remedies by the bondholders relating to this project may adversely impact the operations of the project and our equity investment in the project.

As a result of the initial BRAC recommendations relating to the Submarine Base in New London, Connecticut, the Portsmouth Naval Shipyard in Kittery, Maine, and the Naval Air Station in Brunswick, Maine, each of which are included in our Navy Northeast Region project, our joint venture with the Navy that owns the project delayed construction of new housing units at these bases throughout 2005 and 2006. Once the final BRAC recommendations as approved by Congress removed the Submarine Base and Naval Shipyard from the closure list, the joint venture re-commenced construction at those two locations but has continued to delay construction at the Brunswick Naval Air Station. The project documents that were executed at the time of award of the project to our joint venture with the Navy did not provide for a reduced scope for the project in the event that bases under the project were targeted for reduction or closure. As a result, the project documents still contemplate that we will complete the original scope of project and contain covenants that require completion of construction of a certain number of housing units at each base included in the project by times that were agreed upon prior to the BRAC announcements. While we are currently working with the Navy to modify the project documents to reduce the scope of the project in light of the closure of the Brunswick Naval Air Station, the joint venture may be unable to complete the necessary amendments prior to the date that such construction scope and time requirements are required to be met and cured, and such inability to complete the necessary amendments in time could trigger a default under the project documents. In addition, due to the aforementioned construction delays, the joint venture was unable to meet a requirement to deliver a certain number of new construction housing units under the terms of the trust indenture that covers the bonds originally issued to finance the project. The joint venture was required to provide notice of this anticipated default to the bondholder representative and other related parties under the terms of the trust indenture, and did so in July 2006 and December 2006. As a result of this technical default, the trust indenture provides that a majority of the bondholders or the bond trustee can elect to declare all of the principal of, premium, if any, and interest on the bonds immediately due and payable. Such an acceleration of the bonds could result in the foreclosure on all or a portion of the project assets to the extent that the project’s available cash is insufficient to pay the bondholders in full. While the bonds are nonrecourse to us, to the extent that the bondholders are able to foreclose on all or a portion of the project, our future income stream from the project and our initial equity investment in the joint venture would be significantly or completely impaired. There also can be no guarantee that we will be able to complete amendments to the project documents and trust indenture needed to address the reduced scope of the project prior to the triggering of other events of default under the terms of such documents.

The joint ventures that own our military housing privatization projects have high leverage ratios which could cause us to lose cash flows and our investments in those projects if the joint ventures are unable to pay their debt service obligations.

Typically, up to 90% of the capitalization of the joint ventures that own our military housing privatization projects is debt, such as through the sale of taxable bonds to the public. These joint ventures generally are not required to be consolidated with our operations, and as a result this indebtedness is not reflected on our balance sheet. As a result of the high leverage ratios of these joint ventures, reductions in their revenues could impair their ability to service their debt. For example, if the BAH paid to members of the U.S. military is reduced, the personnel is reduced at the bases where our projects are located or these bases are closed, the revenue generated by these joint ventures could decrease. In addition, to the extent that any of our projects are restructured, resulting in a significant loss of end-state housing units covered by the project, the revenues generated by the project would be reduced and could materially impair the ability to make payments to bondholders for bonds issued in connection with the project’s financing. If any of the joint ventures covering our military housing privatization projects cannot service its indebtedness, we may not be paid with respect to certain projects on our development, construction, renovation and/or management fees, which would adversely affect our operating results. We also could lose our entire initial equity and any other additional investments in the project, which could adversely affect our financial condition.

Our ability to earn development, construction/renovation and management fees, including related incentive fees, depends on the joint ventures that own our military housing privatization projects achieving specified operating milestones and thresholds.

The joint ventures that own our military housing privatization projects derive substantially all of their revenues from the BAH of their tenants. This revenue is then paid out by the joint ventures according to a distribution “waterfall” plan set forth in the joint ventures’ governing documents. Other than the standard management fee we earn, which is typically 2% to 3% of the BAH-related project revenues, and other disbursements, such as routine maintenance, utilities, taxes and insurance, no funds are available to be paid out to us until the joint ventures’ debt service obligations are satisfied. Thereafter, we only earn incentive management fees, preferential and other returns and on-going construction/renovation and development fees if the joint venture achieves operating milestones and thresholds specified in their governing documents, such as maintaining a certain number of end-state housing units online or completing the construction or renovation of a certain number of housing units by certain dates. Due to the inherent inability to predict possible delays in construction or renovation as a result of weather or unknown site conditions (such as environmental or structural concerns), our joint ventures with the military could experience construction/renovation delays that could impact the joint venture’s ability to meet deadlines or achieve operating milestones/thresholds. Our joint ventures have historically sought change orders in order to approve certain construction/renovation delays or approve additional draws needed to complete construction/renovation work relating to such delays. These change orders must be approved by the lenders associated with the financing of the project, and there can be no guarantee that the joint venture’s change orders will be approved in order to meet the operating milestones/thresholds under the project documents, or at all. Accordingly,  we cannot assure you that the joint ventures will achieve these operating milestones and thresholds, or that if the joint ventures achieve these milestones and thresholds, that funds will remain to pay incentive management fees, preferential and other returns and on-going construction/renovation and development fees. If the joint ventures fail to achieve these milestones and thresholds or, if funds are not available to pay incentive management fees, preferential and other returns and on-going construction/renovation and development fees, the operating results of our military housing business could fluctuate significantly over the course of the project and could suffer.

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

We are dependent upon our relationships with partners and subcontractors in connection with the construction, renovation and development of our military housing privatization projects. Particularly, our management team has relationships with Centex Construction Company, LLC, The Benham Companies, LLC, and Phelps Development, LLC. Subject to the terms of our agreements with these construction, renovation and design partners and contractors, these parties provide services to those military housing privatization projects in which they are involved. To the extent that we are unable to maintain our relationships with these partners and contractors or to engage new partners and contractors under terms acceptable to us, our ability to complete a project in a timely fashion, or at a profit, may be impaired. If the amount we are required to pay for these services exceeds the amount we have estimated in bidding for military housing privatization projects or other fixed-price work, we could experience losses in the performance of these projects. In addition, if a partner or subcontractor was unable to deliver its services according to our negotiated terms with them for any reason, including the deterioration of its financial condition, another subcontractor would need to be obtained to perform the services, potentially at a higher price. This may result in the significant delay or additional costs associated with performance under our military housing privatization projects, the adverse effect on our operating results through a reduction in the profit to be realized, or the recognition of a loss on a project for which the services were needed. In addition, if we are unable to successfully manage the provision of services by our partners and contractors, we may not be awarded future military housing privatization projects.

We are subject to the risks associated with conducting business with the federal government, such as the government’s discontinuation of federal funding for some or all of its military housing privatization projects and the need to win new military housing privatization projects through a competitive bidding process.

We are subject to risks associated with conducting business with the federal government. The DoD, pursuant to its authority granted under the 1996 National Defense Authorization Act, has approved, as of March 9, 2007, the award of 78 military housing privatization projects to private owners, and the future award of an additional 41 projects. Any Congressional action to reduce budgetary spending by the DoD could limit the continued funding of these private-sector projects and could limit our ability to obtain additional privatization projects, which would have a material adverse effect on our business. The risks of conducting business with the federal government also include the risk of civil and criminal fines and the risk of public scrutiny of our performance at high profile sites.

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

The termination of the DoD’s authority to grant privatization projects, the reduction of government funding for such projects and our inability to effectively compete for the award of future projects could have a material adverse effect on our military housing business and, correspondingly, on our operating results and financial condition.

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

Our Board of Trustees may classify or reclassify any unissued common or preferred shares and establish the preferences and rights (including the right to vote, participate in earnings and convert into common shares) of any such shares. Therefore, our Board of Trustees could authorize the issuance of a class or series of common or preferred shares with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the common shares might receive a premium for their shares over the then current market price of our common shares.

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

To qualify as a REIT under the Code, no more than 50% of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain types of entities) during the last half of each taxable year (other than our first REIT taxable year). Our declaration of trust prohibits, subject to certain exceptions, direct or indirect ownership (including by virtue of applicable constructive ownership rules) by any person of more than 7.1% of our outstanding common shares (as determined by reference to number or value, whichever is more restrictive), other than (i) Gary M. Holloway, Sr. and certain related persons, who are permitted in the aggregate to own up to 20% of the number or value of our outstanding common shares, whichever is more restrictive, (ii) Steven Roth and certain related persons, who are permitted in the aggregate to own up to 8.5% of the number or value of our common shares, whichever is more restrictive and (iii) Vornado Realty L.P., certain persons related to Vornado Realty L.P., certain of transferees or assignees of Vornado Realty L.P. or related persons and affiliates of such transferees or assignees, to which no ownership limit applies. Generally, common shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. The definition of “person” in our declaration of trust is broader than the definition of “individual” that applies under the Code for purposes of the REIT qualification requirement that no more than 50% of our outstanding shares of beneficial interest be owned, directly or indirectly, by five or fewer individuals. As a result, our declaration of trust will prohibit share ownership in some circumstances where the ownership would not cause a violation of the REIT ownership requirement. Any transfer of our common shares that would violate the ownership limitation under our declaration of trust will be null and void, and the intended transferee will acquire no rights in such shares. Instead, such common shares will be designated as “shares-in-trust” and transferred automatically to a trust effective at the close of business on the day before the purported transfer of such shares. The beneficiary of a trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then current market price or which such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 7.1% in number or value, whichever is more restrictive, of our outstanding common shares.

Our executive officers and certain of our trustees may experience conflicts of interest in connection with their ownership interests in our operating partnership.

Certain of our executive officers and trustees, including Gary M. Holloway, Sr., may experience conflicts of interest relating to their ownership interests in our operating partnership. With regard to ownership interests in our operating partnership, as of December 31, 2006, Mr. Holloway beneficially owned approximately 24.0% limited partnership interest in our operating partnership and our other executive officers, including Bruce F. Robinson, who is also one of our trustees, collectively owned  approximately 1.8% of the limited partnership interests in our operating partnership. Michael D. Fascitelli, also one of our trustees, is the president and a member of the Board of Trustees of Vornado Realty Trust, which, indirectly through its operating partnership and an affiliated entity, owned an aggregate of 7,337,857 units, or approximately 10.1% of the limited partnership interests in our operating partnership, and 2,517,247 of our common shares, or approximately 6.1% of GMH Communities Trust. Conflicts may arise as a result of these persons’ ownership interests in, or their affiliates’ interests in, our operating partnership to the extent that their interests as limited partners diverge from our interests, particularly with regard to transactions, such as sales of assets or the repayment of indebtedness, that could be in our best interests and our shareholders but may have adverse tax consequences to the limited partners in our operating partnership.

Gary M. Holloway, Sr. may have conflicts of interest as a result of his ownership of an entity that provides services to us, leases space from us.

Mr.  Holloway owns a 100% equity interest in GMH Capital Partners, LP, an entity that provides property management and real estate brokerage services for office, retail, industrial, multi-family and corporate properties as well as general contracting and construction management services and acquisition, disposition and development services. GMH Capital Partners, LP is not contractually prohibited from competing with us. In addition, GMH Capital Partners, LP leases space in our corporate headquarters, which we acquired in connection with our initial public offering. As a result of the ongoing ownership interests that Mr. Holloway owns in GMH Capital Partners, LP, there may be conflicts of interest with regard to the terms that we enter into pursuant to our lease to GMH Capital Partners, LP. In addition, we may engage GMH Capital Partners, LP to provide certain real estate brokerage services for us in the future.

Because Gary M. Holloway, Sr. owns a significant number of units in our limited partnership, he may be able to exert substantial influence on our management and operations, which may prevent us from taking actions that may be favorable to our shareholders.

As of December 31, 2006, Mr. Holloway beneficially owned approximately 24.0% of the outstanding units of limited partnership interest in our operating partnership. If the maximum number of units redeemable for our common shares by Mr. Holloway were actually redeemed, Mr. Holloway would beneficially own approximately 20.0% of our outstanding common shares. Although the terms of our declaration of trust limit Mr. Holloway’s ability to redeem his limited partnership interests to up to 20.0% of our outstanding common shares, such an ownership concentration of our shares may adversely affect the trading price of our common shares if investors perceive disadvantages to owning shares in companies with controlling shareholders. If we were to redeem the maximum number of Mr. Holloway’s units for common shares and Mr. Holloway were to retain those shares, he would have the ability to exert significant influence over all matters requiring approval of our shareholders, including the election and removal of trustees and any proposed merger, consolidation or sale of substantially all of our assets. In addition, he could influence significantly the management of our business and affairs. This concentration also could have the effect of delaying, deferring or preventing a change of control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. Further, Mr. Holloway’s concentration of ownership in our operating partnership affords him the ability to exert substantial influence over matters, such as a merger, consolidation or sale of substantially all of the assets of our operating partnership, all of which, under certain circumstances, require the consent of limited partners owning more than 50% of the partnership interest of the limited partners (other than those held by us or our subsidiaries).

One of our trustees may have a conflict of interest as a result of his affiliation with Vornado Realty Trust, one of our largest shareholders on a fully-diluted basis.

Mr.  Fascitelli, one of our trustees, is the president and a member of the Board of Trustees of Vornado Realty Trust. As described elsewhere in this report, our operating partnership was initially formed in July 2004 through a joint venture between entities owned by Mr. Holloway and Vornado Realty L.P., the operating partnership of Vornado Realty Trust. In connection with our formation transaction, we issued a warrant to Vornado Realty L.P., under which Vornado has purchased 6,666,667 units of limited partnership in our operating partnership. On May 2, 2006, the expiration date under the warrant, Vornado received an additional 1,817,247 of our common shares through a net, or cashless, exercise feature of the warrant. Vornado also purchased 700,000 shares in our 2005 follow-on offering of common shares. Vornado CCA Gainesville, LLC, an affiliate of Vornado Realty L.P., also owns 671,190 units of limited partnership interest in our operating partnership, which were issued in connection with the contribution of an interest in a student housing property to our operating partnership at the time of our initial public offering. In addition, we are required to register for resale the common shares issuable upon exercise of the warrant and the other units currently held by Vornado CCA Gainesville, LLC. Under the terms of the warrant, Vornado has the right to designate for election to our Board of Trustees Mr. Fascitelli or such other officer of Vornado who is reasonably acceptable to us, so long as it holds common shares or units of limited partnership interest in our operating partnership acquired under the warrant at an aggregate price of not less than $10.0 million. Vornado exercised this right in August 2005, and Mr. Fascitelli was elected to serve on our Board of Trustees on August 10, 2005. As of result of the foregoing, Mr. Fascitelli could experience conflicts of interest between his duties to us and our shareholders and his duties to Vornado and its shareholders.

Some of our executive officers and trustees have other business interests that may hinder their ability to allocate sufficient time to the management of our operations, which could jeopardize our ability to execute our business plan.

Some of our executive officers and trustees have other business interests that may hinder their ability to spend adequate time on our business. Mr. Holloway retains 100% of the interests in GMH Capital Partners, LP, an entity that we did not acquire in our formation transactions, and several other entities relating to GMH Associates. GMH Capital Partners, LP provides various property management services and real estate brokerage services for office, retail, industrial, multi-family and corporate properties as well as construction management services and acquisition, disposition and development services. Mr. Holloway’s employment agreement permits him to continue to provide management and other services to this entity, and the provision of such services may reduce the time Mr. Holloway is able to devote to our business.

Maryland law may discourage a third party from acquiring us.

Maryland law provides broad discretion to our Board of Trustees with respect to its duties in considering a change in control of our company, including that our board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by our Board.

The Maryland Business Combination Act restricts mergers and other business combinations between our company and an interested shareholder. An “interested shareholder” is defined as any person who is the beneficial owner of 10% or more of the voting power of our common shares and also includes any of our affiliates or associates that, at any time within the two year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. A person is not an interested shareholder if, prior to the most recent time at which the person would otherwise have become an interested shareholder, our Board of Trustees approved the transaction which otherwise would have resulted in the person becoming an interested shareholder. For a period of five years after the most recent acquisition of shares by an interested shareholder, we may not engage in any merger or other business combination with that interested shareholder or any affiliate of that interested shareholder. After the five year period, any merger or other business combination must be approved by our Board of Trustees and by at least 80% of all the votes entitled to be cast by holders of outstanding voting shares and two-thirds of all the votes entitled to be cast by holders of outstanding voting shares other than the interested shareholder or any affiliate or associate of the interested shareholder unless, among other things, the shareholders (other than the interested shareholder) receive a minimum price for their common shares and the consideration received by those shareholders is in cash or in the same form as previously paid by the interested shareholder for its common shares. Our Board of Trustees has adopted a resolution, reflected in our bylaws, providing that we have opted out of the Maryland Business Combination Act. However, our Board of Trustees may opt at any time, without the approval of our shareholders, to make the statute applicable to us again. To the extent it applies, the business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer.

Additionally, the “control shares” provisions of the MGCL are applicable to us as if we were a corporation. These provisions eliminate the voting rights of shares acquired in quantities so as to constitute “control shares,” as defined under the MGCL. Our bylaws provide that we are not bound by the control share acquisition statute. However, our Board of Trustees may opt to make the statute applicable to us at any time, and may do so on a retroactive basis.

We depend on the business relationships and experience of Gary M. Holloway, Sr. and our other executive officers, the loss of whom could threaten our ability to execute our strategies.

We depend on the services of Gary M. Holloway, Sr., our president, chief executive officer and chairman of our Board of Trustees, to carry out our business strategies. If Mr. Holloway were to leave the Company, it may be more difficult to locate attractive acquisition targets and manage the properties that we acquire. Additionally, as we expand, we will continue to need to attract and retain qualified additional senior executive officers. The loss of the services of any of our senior executive officers, or our inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

Certain of our executive officers have agreements that provide them with benefits in the event their employment is terminated by us without cause, by the executive for good reason, or under certain circumstances following a change of control of our company.

We have entered into employment agreements with each of our executive officers, including Gary M. Holloway, Sr., Bruce F. Robinson, John DeRiggi, Joseph M. Macchione and J. Patrick O’Grady that provide them with severance benefits if their employment is terminated by us without cause, by them for good reason (which includes, among other reasons, failure to be elected to the Board with respect to Mr. Holloway’s agreement, and any election by us not to renew our agreements with them), or under certain circumstances following a change of control of our company. Certain of these benefits, including the related tax indemnity with respect to the employment agreements for Mr. Holloway and Mr. Robinson, could prevent or deter a change of control of our company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

We are the sole general partner of our operating partnership, GMH Communities, LP, through our wholly owned subsidiary, GMH Communities GP Trust, a Delaware statutory trust, and we also owned units of limited partnership interest in our operating partnership equal to approximately 56.0% of the total partnership interests in our operating partnership as of December 31, 2006. If GMH Communities GP Trust were disregarded as the general partner, we would be liable for our operating partnership’s debts and other obligations. In such event, if our operating partnership is unable to pay its debts and other obligations, we will be liable for such debts and other obligations beyond the amount of our investment in our operating partnership. These obligations could include unforeseen contingent liabilities.

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

Newly-developed or newly-renovated properties do not have the operating history that would allow our management to make objective pricing decisions in acquiring these properties. The purchase prices of these properties will be based in part upon projections by management as to the expected operating results of such properties, subjecting us to risks that these properties may not achieve anticipated operating results or may not achieve these results within anticipated time frames. In addition, we have witnessed a compression of capitalization rates for the student housing properties that we are targeting under our investment criteria. During 2006, capitalization rates declined, and may continue to decline in the future. We, therefore, may be unable to purchase student housing properties at attractive capitalization rates.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose investment capital and anticipated profits.

We have general liability insurance that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the properties that are leased to, and occupied by, our residents. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, wars and acts of terrorism that may be uninsurable or not insurable at a price we can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected property. If any of these or similar events occur, it may reduce our return from the property and the value of our investment.

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

The market price of our common shares may be highly volatile and subject to wide fluctuations in the future. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common shares. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common shares. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur.

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

•       general market and economic conditions; and

•       future offerings of debt securities or preferred shares, which would be senior to our common shares upon liquidation, and additional offerings of equity securities, which would dilute our existing shareholders and may be senior to our common shares for the purposes of dividend distributions, may adversely affect the market price of our common shares.

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

We cannot predict the effect, if any, of future sales of common shares or the availability of shares for future sales, on the market price of our common shares. We are required to register for resale up to 34,141,864 shares, which are either currently held by Vornado Realty L.P. as a result of its exercise of a warrant or which shares may be received by various persons and entities upon redemption of units of limited partnership interest in our operating partnership. We expect to file a registration statement covering the resale of these shares as soon as possible after the filing of this Annual Report on Form 10-K. Sales of substantial amounts of common shares, or the perception that these sales could occur, may adversely affect prevailing market prices for our common shares. Under the terms of our operating partnership agreement, the common shares eligible for issuance upon redemption of units of limited partnership interest in our operating partnership, including units that we may issue to third parties in the future, are required to be registered within nine months following the date of initial issuance of such units. In addition, we filed a registration statement with respect to the 2,000,000 common shares authorized for issuance under our Equity Incentive Plan in connection with the grant of restricted common share awards, option grants or other equity-based awards authorized by the Compensation Committee of our Board of Trustees. We also may issue from time to time additional common shares or units of limited partnership interest in our operating partnership in connection with the acquisition of properties and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of common shares or the perception that these sales could occur may adversely effect the prevailing market price for our common shares. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

The market value of our common shares could decrease based on our performance and market perception and conditions.

The market value of our common shares may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the market value of our underlying assets. We expect the market price of our common shares to be influenced by the dividend on our common shares relative to market interest rates. Rising interest rates may lead potential buyers of our common shares to expect a higher dividend rate, which would adversely affect the market price of our common shares. In addition, rising interest rates would result in increased interest expense on our variable rate debt and adversely affect cash flow and our ability to service our indebtedness and make distributions to our shareholders.

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

•       our current performance and the market’s perception of our growth potential;

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

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder. Effective for taxable years beginning after December 31, 2002, the Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Jobs and Growth Tax Act, generally reduces the maximum rate of tax applicable to most domestic noncorporate taxpayers on dividend income from regular C corporations to 15%. This reduces substantially the so-called “double taxation” (that is, taxation at both the corporate and shareholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to shareholders. The implementation of the Jobs and Growth Tax Act may cause domestic noncorporate investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously. We cannot predict what impact this legislation may have on the value of our common shares.

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

We may be subject to tax if our taxable REIT subsidiaries provide services to our tenants other than on an arm’s length basis.

If our taxable REIT subsidiaries provide services to our tenants for other than an arm’s length charge (payable from the tenants or from us), we would be subject to a 100% tax on the difference between the amount in fact derived by the taxable REIT subsidiary and the arm’s length charge. In addition, if our taxable REIT subsidiaries pay more than an arm’s length charge to our operating partnership, GMH Communities Trust or any of their affiliates for services or overhead provided to the taxable REIT subsidiaries, we would be subject to a 100% tax on the difference between the amount in fact paid by the taxable REIT subsidiary and the arm’s length charge.

Item 1B. Unresolved Staff Comments

None.

Item 2.                        Properties.

Properties we own.   The 77 student housing properties that we owned or had ownership interests in as of December 31, 2006 consisted of 14,432 units containing 46,696 beds that were located near 51 colleges and universities in 27 states, and had an average occupancy level of 94.4%. The following table presents information regarding the 77 student housing properties, and six undeveloped parcels of land and one partially developed parcel of land that we owned or had ownership interests in as of December 31, 2006:

Property Name	Year Built/Renovated	Primary University Served	Occupancy Rate(1)	Number of Units(1)	Number of Beds(1)	Revenues(2)
Abbott Place	1999	Michigan State University	98.3%	222	654	$802
Aztec Corner	1997/2001/2005	San Diego University	97.3	179	600	1,550
Blanton Commons	2005	Valdosta State University	89.9	204	596	3,222
Brookstone Village	1994	University of North Carolina—Wilmington	98.3	124	238	877
Burbank Commons	1999	Louisiana State University	100.0	134	532	562
Cambridge at Southern	2006	Georgia Southern University	99.3	228	564	394
Campus Club—Gainesville(3)	1997	University of Florida	93.0	252	924	4,493
Campus Club—Statesboro	2003	Georgia Southern University	84.6	276	984	4,882
Campus Commons(3)	1991/1993	University of Oregon	97.0	252	696	726
Campus Connection(4)	1998	University of Illinois—Urbana Champaign	88.0	270	864	4,166
Campus Connection—Phase II(4)	N/A	University of Illinois—Urbana Champaign	N/A	N/A	N/A	N/A
Campus Corner	1994	Indiana University	98.4	252	792	1,067
Campus Ridge Apartments(5)	2000	East Tennessee State University	97.9	132	528	1,900
Campus Ridge Apartments—Phase II(5)	N/A	East Tennessee State University	N/A	N/A	N/A	N/A
Campus Trails	1997	Mississippi State University	100.0	156	480	391
Campus Walk	2001	University of Mississippi	98.8	108	432	1,964
Campus Walk—UNCW	1990	University of North Carolina—Wilmington	99.7	289	290	1,578
Campus Way	1998	University of Alabama	99.4	192	676	767
Chapel Ridge	2003	University of North Carolina—Chapel Hill	86.2	180	544	3,375
Chapel View	1986	University of North Carolina—Chapel Hill	98.0	224	358	1,831
Collegiate Hall	2001	University of Alabama—Birmingham	81.1	176	528	2,211
Fields(3)	1999	University of Illinois—Urbana Champaign	97.4	192	588	2,916
GrandMarc at Seven Corners	2000	University of Minnesota	100.0	186	440	4,057
GrandMarc at University Village	2001	University of California—Riverside	69.3	212	824	5,504
Hawk’s Landing	1996	Miami University of Ohio	95.2	122	484	691
Huntsville Land(6)	N/A	Sam Houston State University	N/A	N/A	N/A	N/A
Jacob Heights	2004	Minnesota State University—Mankato	96.9	42	162	831
Jacob Heights III	2006	Minnesota State University—Mankato	100.0	24	96	203
Lakeside	1991	University of Georgia	90.9	242	772	708
Lincoln View	1994/1999	University of Illinois—Urbana Champaign	97.8	254	732	664
Lion’s Crossing	1996	Pennsylvania State University	99.7	204	696	2,910
Nittany Crossing	1996	Pennsylvania State University	100.0	204	684	3,348
Orchard Trails(7)	2006	University of Maine—Orono	89.4	144	576	—	(7)
Pegasus Connection	2000	University of Central Florida	99.4	312	930	6,408
Pirate’s Cove	2000	East Carolina University	75.8	264	1,056	4,356
Riverside Estates	1995	University of South Carolina	98.4	206	700	788
Seminole Suites(3)	2004	Florida State University—Tallahassee	95.7	264	924	5,253
South View Apartments	1996-1998	James Madison University	100.0	240	960	4,343
Stadium Suites	2004	University of South Carolina	99.9	264	924	3,620
State College Park	1991	Pennsylvania State University	99.9	196	752	3,459
Stone Gate Apartments	1999-2000	James Madison University	99.9	168	672	3,126
The Centre	2004	Western Michigan University	92.0	232	700	3,057
The Club	1989/2001	University of Georgia	99.0	120	480	1,662
The Commons	1991	James Madison University	97.9	132	528	2,153
The Commons on Oak Tree	1995	University of Oklahoma	76.5	254	780	2,389
The Courtyards	1993	University of Kentucky	83.6	182	676	703
The Edge I(3)	1998	University of North Carolina—Charlotte	100.0	96	384	1,911
The Edge II(3)	1999	University of North Carolina—Charlotte	100.0	84	336	1,579
The Enclave	2002	Bowling Green State University	86.3	120	480	1,748
The Enclave—Phase II(7)	2006	Bowling Green State University	76.6	144	576	—	(7)
The Highlands	2004	University of Nevada—Reno	94.4	216	732	3,363
The Ridge(3)	2002	West Virginia University	100.0	168	644	2,988
The Summit	2003	Minnesota State University—Mankato	99.4	192	672	3,532

The Towers at Third	1973	University of Illinois—Urbana Champaign	98.0%	147	295	$2,941
The Verge	2004	California State University—Sacramento	67.7	288	792	4,301
The View	2003	University of Nebraska	77.0	156	588	1,666
University Court	2001	Michigan State University	94.0	138	516	2,178
University Crescent	1999	Louisiana State University	97.4	192	660	3,185
University Crossing(3)	1997	University of Kansas	98.1	229	700	2,685
University Crossings	1929/2003	Drexel University and University of Pennsylvania	99.9	260	1,026	6,146
University Edge(3)	2003	University of Southern Mississippi	97.6	156	552	2,863
University Estates	2001	Ball State University	91.8	144	552	1,672
University Gables	2001	Middle Tennessee State University	96.1	180	648	2,649
University Glades(3)	2000	University of Florida	99.1	120	432	2,188
University Greens	1999	University of Oklahoma	90.7	156	516	1,958
University Heights(3)	1999	University of Tennessee	96.7	204	636	2,865
University Lodge	2002	University of Wyoming	86.5	121	481	1,978
University Manor	2002	East Carolina University	92.5	168	600	2,701
University Meadows	2001	Central Michigan University	95.9	184	616	2,310
University Mills	2002	Northern Iowa University	99.6	121	481	1,903
University Oaks	2004	University of South Carolina	100.0	181	662	3,617
University Pines	2001	Georgia Southern University	97.1	144	552	2,664
University Place	2003	University of Virginia	92.0	144	528	2,153
University Pointe	2004	Texas Tech University	97.4	204	682	3,534
University Trails	2003	Texas Tech University	99.4	240	684	3,159
University Village	1979/2006	California State Sacramento	94.2	250	394	1,915
University Walk(3)	2002	University of North Carolina - Charlotte	99.6	120	480	2,618
Uptown(3)	2004	North Texas University	98.1	180	528	3,296
Willow Tree Apartments	1967-1968	University of Michigan	98.6	312	572	3,218
Willow Tree Towers	1974	University of Michigan	100.0	163	283	1,494
Totals				14,432	46,696	$188,885

(1)                As of December 31, 2006.

(2)                For properties acquired during 2006, revenues consist of rent and other property income for the period from the date of our acquisition of the property through December 31, 2006.

(3)                As of March 15, 2007, this property was under a non-binding letter of intent for sale or to be placed into a joint venture with a third party institutional investor. We currently expect the sales and joint venture process to be completed during the second quarter of 2007.

(4)                Campus Connection (formerly referred to by us as Melrose Apartments—Phase I) consists of a land parcel containing an existing student housing building that is contiguous to a 13.1 acre, undeveloped parcel of land. The undeveloped parcel of land is referred to as Campus Connection—Phase II (formerly referred to by us as Melrose Apartments—Phase II). When developed, Campus Connection—Phase II is expected to contain 168 units and 534 beds.

(5)                Campus Ridge Apartments consists of a land parcel containing an existing student housing building that is contiguous to a 6.1-acre partially-developed parcel of land. This partially-developed parcel is referred to as Campus Ridge Apartments—Phase II. When developed, Campus Ridge Apartments—Phase II is expected to contain 72 units and 288 beds.

(6)                Consists of five contiguous land parcels, totaling approximately 26 acres. We currently plan to construct a 23-building student housing community that upon completion will contain 318 units and 894 beds.

(7)                Orchard Trails consists of 144 units and 576 beds, and The Enclave—Phase II consists of 144 units and 576 beds. Construction on both properties began in August 2005 was completed in August 2006. We contributed land to the joint venture in exchange for a 10% interest and cash. We have an option to purchase our joint venture partner’s interest in the joint venture within one year after completion of the student housing properties and we also provide certain guarantees on the outstanding loan amounts. Our ownership interest in this joint venture is accounted for as a financing arrangement, whereby we record the real estate as an asset, depreciate the property, and record a financing obligation. Accordingly, we are not presenting annual revenues for these properties.

In addition to the student housing properties that we owned as of December 31, 2006, as listed above, on January 26, 2007, we acquired a 50.1-acre land parcel located adjacent to The View, a currently-owned student housing property located in Lincoln, Nebraska and serving the University of Nebraska.

Properties we have under contract and a non-binding letter of intent.   As of March 15, 2007, we had agreements to purchase one additional student housing property containing a total of 72 units and 264 beds, and 13 undeveloped parcels of land for the development of one future student housing property. We also, as of March 15, 2007, had entered into a non-binding letter of intent to (i) sell seven student housing properties, and (ii) enter into a joint venture with a third party institutional investor that would cover six of our currently-owned student housing properties. These transactions are subject to certain conditions, and we provide no assurance that we will be successful in completing the transactions under the terms currently outlined our letters of intent, or at all.

Properties we manage for others.   We manage each of the student properties we own. As of December 31, 2006, we also managed 18 student housing properties owned by others, containing a total of 3,053 units and 9,900 beds, including 51 units and 279 beds that are currently under construction. We manage these student housing properties owned by others through one of our taxable REIT subsidiaries. The following table presents information regarding the student housing properties that we managed for others as of December 31, 2006:

Property Name	Year Built	Primary University Served	Occupancy Rate(1)	Number of Units(1)	Number of Beds(1)
2040 Lofts	2006	University of Wisconsin at Milwaukee	55.7%	132	377
Blanton Common Phase II(2)	2006	Valdosta State	81.4	72	264
Campus Connection	2000	University of North Carolina at Charlotte	91.1	158	576
Campus Pointe at EIU	2005	Eastern Illinois University	66.1	120	336
Campus Pointe at WKU	2005	Western Kentucky University	76.6	132	372
Nittany Pointe	2000	Pennsylvania State University— Altoona	97.8	156	624
Magnolia Park	2006	Georgia State University	79.7	136	444
Pegasus Landing	1999	University of Central Florida	96.7	744	2,532
Pegasus Pointe	1999	University of Central Florida	96.5	432	1,224
Presbyterian House(3)	N/A	University of Wisconsin	N/A	51	279
Scott Residence Hall & Conference Center	2000	University of Nebraska—Omaha	100.0	50	168
Scott Village	2003	University of Nebraska–Omaha	99.4	120	480
The Artists’ Residence	2001	Massachusetts College of Art	100.0	90	310
The Village at West Chester	2004	West Chester University	99.6	131	524
University Courtyard	1999	Florida A&M University	80.0	96	384
University Hall at West Chester	2004	West Chester University	100.0	88	265
University Towers	1996	San Diego State University	99.7	290	570
Westminster - North and South	1923/1926- 1927	University of California at Berkeley	93.6	55	171
Total				3,053	9,900

(1)          As of December 31, 2006.

(2)          We are currently under contract to acquire this property within 30 days after the earlier of (i) the date the property becomes 95% occupied, or (ii) August 1, 2007.

(3)          Presbyterian House consists of a student housing property that is currently under construction and, when completed, is expected to contain 51 units and 279 beds. The property is expected to be completed in August 2007. We are currently providing pre-leasing services with respect to this property.

Our corporate headquarters and other leased space.   We own our corporate headquarters building, which is located in Newtown Square, Pennsylvania and consists of approximately 44,721 square feet of administrative offices. As of December 31, 2006, we leased approximately 7,682 square feet of our headquarters building to several entities affiliated with Gary M. Holloway, Sr. We believe that our current facilities are adequate for our present purposes.

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

On April 11, 2006, April 20, 2006, April 27, 2006 and May 15, 2006, four additional class action complaints were filed with the Court against the defendants by separate law firms, and the Company anticipates that additional complaints may be filed in the near future until a class has been certified by the Court. Each of these additional filed complaints alleges the same claims against the defendants as described above with respect to the complaint filed on April 5, 2006, except that the complaint filed on April 20, 2006 restricts the class period to purchasers of the publicly traded securities of the Company to the time period between May 5, 2005 and March 10, 2006.

On January 22, 2007, the court entered an order appointing two lead plaintiffs, as well as lead counsel and a liaison counsel. In addition, on that date, the court entered an order indicating that the lead plaintiffs shall file a consolidated complaint within 60 days of the date of the order and that defendants shall respond to the consolidated complaint within 60 days of service of such consolidated complaint. This order also stated that the parties shall not file any dispositive motions before attending a settlement conference with an assigned magistrate judge. Accordingly, the defendants do not expect to file a dispositive motion, such as a motion to dismiss the action, until a consolidated complaint has been filed and a settlement conference has occurred. The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff’s claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. An adverse outcome could have a material adverse effect on our financial condition and results of operations.

In addition, on March 12, 2007, the sellers of a portfolio of student housing properties that we acquired in June 2005, and who received units of limited partnership interests in our operating partnership in connection with the transaction, have filed a lawsuit against the Company for securities fraud relating to our sale of the partnership interests. The sellers have alleged similar claims to those asserted in our pending class action litigation described above, including that we provided false and misleading financial results in connection with the offer and sale of the partnership interests. In connection with the acquisition of the portfolio, we purchased four student housing properties in exchange for a combination of cash, assumption of debt and the issuance of 1,940,282 units of limited partnership interests in our operating partnership valued at a total of approximately $76.8 million. The units of limited partnership interest were issued for a total value of approximately $27.5 million or $14.17 per unit of limited partnership interest. The outcome of this litigation is uncertain; and while we believe we have valid defenses to the claims and will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. An adverse outcome could have a material adverse effect on our financial condition and results of operations.

The Company also is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. Other than the matters described above, we are not involved in any other material litigation nor, to our knowledge, is any material litigation pending or threatened against us.

Item 4.   Submission of Matters to a Vote of Security Holders.

We did not submit any matters to the vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the New York Stock Exchange under the symbol “GCT.” Our common shares commenced trading on October 28, 2004. The following table sets forth, for the indicated periods, the high and low sales prices of our common shares as quoted on the New York Stock Exchange and the dividends we have paid to our shareholders.

	Price Range of Common Shares		Dividend Paid
	High	Low	Per Share
Fiscal year ended December 31, 2005:
First Quarter	$14.00	$11.30	$0.2275
Second Quarter	$14.59	$11.34	$0.2275
Third Quarter	$15.65	$13.64	$0.2275
Fourth Quarter	$15.89	$14.10	$0.2275
Fiscal year ended December 31, 2006:
First Quarter	$17.10	$10.80	$0.2275
Second Quarter	$13.18	$10.75	$0.2275
Third Quarter	$13.73	$11.80	$0.2275
Fourth Quarter	$14.18	$10.04	$0.1650 (1)

(1)          Declared on December 18, 2006 and paid on February 1, 2007 to shareholders of record as of the close of business on December 29, 2006.

On December 31, 2006, the last reported sale price of our common shares on the New York Stock Exchange was $10.15.

On December 31, 2006, there were approximately 27 holders of record of our common shares. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

We intend to pay regular quarterly distributions to our shareholders. Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income determined without regard to the dividends-paid deduction and excluding any net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income, including capital gains. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs. However, under some circumstances, we may be required to pay distributions in excess of cash available for distribution in order to meet these distribution requirements and we may need to borrow funds to pay some distributions.

Our ability to fund these distributions will depend, in part, upon cash flow from our student housing properties, our management contracts regarding student housing properties owned by others, from management, construction/renovation and development fees and preferred equity returns under our military housing privatization projects, and the continued successful leasing of our student housing portfolio and the acquisition of additional student housing properties and military housing privatization projects. The timing and amount of our anticipated cash flows is inherently uncertain. To the extent these sources are insufficient, we may seek to lower our distributions or borrow funds for distributions from our line of credit, as we have done with respect to the dividends we have paid since the completion of our initial public offering. Availability under our current line of credit is limited. As of December 31, 2006, we had approximately $50.6 million in available funds remaining from our $250 million line of credit. Under the terms of the line of credit, the lender pre-approved only the following uses of borrowings: (i) to acquire or fund certain pending student housing acquisitions and military housing projects that have been pre-approved by the lender and (ii) to fund the third and fourth quarter distribution, and other general working capital advances pursuant to the terms of the agreement. The use of the line of credit for any other purpose must be approved by the lender in its sole and absolute discretion. Accordingly, the lender may not approve the use of funds from the line of credit for quarterly dividend distributions to shareholders after the payment of the dividend relating to the fourth quarter of 2006. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, the line of credit contains affirmative and negative covenants and also contains financial covenants which, among other things, require that we maintain (i) a fixed charge coverage ratio with respect to the student housing properties, as defined in the line of credit, of at least 1.25 to 1.00, (ii) a consolidated tangible net worth, as defined by the line of credit agreement, of at least $455 million, (iii) maintain quarterly minimum aggregate adjusted management EBITDA relating to the military housing segment and student housing managed properties, as defined in the line of credit agreement, of $5.0 million, and (iv) our federal tax status as a REIT.

Distributions made by us will be authorized and determined by our Board of Trustees out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law or contained in our debt instruments or agreements or in terms of any future preferred shares. Since our initial public offering, our distributions have exceeded our then current and accumulated earnings and profits as determined for federal income tax purposes due to non-cash expenses, primarily depreciation and amortization charges that we have incurred, and we expect them to continue to do so in the near term. Therefore, a portion of these distributions will represent a return of capital for federal income tax purposes. Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a taxable U.S. shareholder under current federal income tax law to the extent those distributions do not exceed the shareholder’s adjusted tax basis in his or her common shares, but rather will reduce the adjusted basis of the common shares. Therefore, the gain (or loss) recognized on the sale of the common shares or upon our liquidation will be increased (or decreased) accordingly. To the extent those distributions exceed a taxable U.S. shareholder’s adjusted tax basis in his or her common shares, they generally will be treated as a capital gain realized from the taxable disposition of those shares.

Approximately 95% of our distributions for the year ending December 31, 2006 represented a return of capital for federal income tax purposes. With respect to our dividend distribution of $0.165 per common share for the fourth quarter of 2006, this dividend will be included in our distributions for 2007 due to the fact that it was paid on February 1, 2007. To the extent not inconsistent with maintaining our REIT status, we may retain accumulated earnings of our taxable REIT subsidiaries in such subsidiary. The percentage of our shareholder distributions that exceeds our current and accumulated earnings and profits may vary substantially from year to year.

For the period from October 28, 2004 through December 31, 2004, we declared and paid our initial partial quarterly dividend of $0.16 per common share. At the same time, our operating partnership paid an equivalent distribution of $0.16 per unit to holders of limited partnership interests in our operating partnership. With respect to this distribution, $0.109319 of the $0.16 per common share represented a return of capital for federal income tax purposes. During the fiscal year 2005, and through the third quarter of 2006, we declared and paid quarterly dividends of $0.2275 per common share, and our operating partnership paid an equivalent distribution of $0.2275 per unit to holders of limited partnership interests in our operating partnership. In addition, on December 18, 2006, we declared a dividend of $0.165 per common share to shareholders of record as of the close of business on December 29, 2006, that was paid on February 1, 2007. With respect to distributions paid to shareholders during the fiscal year 2005, approximately 59% of our distributions represented a return of capital for federal income tax purposes.

As noted above, we lowered our quarterly distribution to shareholders for the fourth quarter of 2006 from historical levels. Prior to this decrease, we had historically paid a distribution of $0.91 per year. We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our student housing properties, revenues from management and consulting fees in connection with management services that we will provide for student housing properties owned by others, revenues from our military housing privatization projects, our operating expenses, interest expense and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see “Risk Factors.”

Item 6.   Selected Financial Data.

	For the Year Ended December 31,
	Company			Predecessor Entities
	2006	2005	2004(1)	2003	2002
	(in thousands, except per share data)
Operating Data:
Revenue
Rental revenue	$189,041	$132,094	$25,650	$636	$736
Operating expense reimbursements	70,243	62,580	40,512	10,591	3,711
Fee income:
Related parties	8,481	7,005	4,355	3,892	6,578
Third parties	3,167	3,774	3,986	2,624	1,983
Other fee income—related party	21,635	18,321	8,460	842	372
Other income	564	378	915	230	295
Total revenue	293,131	224,152	83,878	18,815	13,675
Expenses:
Property operating expenses	87,845	57,619	21,188	9,218	7,799
Reimbursed expenses	70,243	62,580	40,512	10,591	3,711
Real estate taxes	18,010	12,191	1,887	83	79
Administrative expenses	17,682	12,254	6,006	1,405	295
Audit Committee and Special Committee expenses	7,821	—	—	—	—
Profits interest and employee initial public offering bonus expense	—	—	37,502	—	—
Depreciation and amortization	43,830	34,188	7,154	822	821
Interest	55,333	31,025	6,072	396	542
Total expenses	300,764	209,857	120,321	22,515	13,247
(Loss) income before equity in earnings of unconsolidated entities, minority interest, and income taxes	(7,633)	14,295	(36,443)	(3,700)	428
Equity in earnings of unconsolidated entities	3,523	3,073	—	751	—
(Loss) income before minority interest and income taxes	(4,110)	17,368	(36,443)	(2,949)	428
Income taxes	4,733	5,580	312	—	—
(Loss) income before minority interest	(8,843)	11,788	(36,755)	(2,949)	428
Minority interest	(3,857)	5,729	247	—	—
Net (loss) income	$(4,986)	$6,059	$(37,002)	$(2,949)	$428
Basic earnings per share	($0.12)	$0.19	$0.01 (2)
Diluted earnings per share	($0.12)	$0.18	$0.01 (2)

(1)             The results of operations for the year ended December 31, 2004 reflect the results of operations of the GMH Predecessor Entities for the period from January 1, 2004 through November 1, 2004, and the results of operations for the Company, after completion of our initial public offering, for the period from November 2, 2004 through December 31, 2004.

(2)             Basic and diluted earnings per share reflect our operations for the period November 2, 2004 (the date of the closing of the Company’s initial public offering) to December 31, 2004. Net income for this period was $251 (in thousands).

	As of December 31,
	Company			Predecessor Entities
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data
Real estate investments, net	$1,592,567	$1,181,216	$634,730	$—	$—
Corporate office, net	8,425	7,613	11,384	6,963	7,100
Cash and cash equivalents	22,539	2,240	60,926	515	96
Total assets	1,713,990	1,277,951	773,061	16,146	13,536
Mortgage notes payable and line of credit	1,227,725	728,069	370,007	10,977	11,806
Total liabilities	1,298,718	792,452	395,242	12,552	13,099
Minority interest	157,972	188,633	182,118	—	—
Equity	257,300	296,866	195,701	3,594	437

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GMH Communities Trust commenced operations on November 2, 2004, upon completion of our initial public offering and the simultaneous acquisition of the sole general partnership interest in GMH Communities, LP, referred to throughout this report as our operating partnership. The historical operations prior to completion of our initial public offering that are described in this report refer to the operations of College Park Management, Inc., GMH Military Housing, LLC, 353 Associates, L.P., and Corporate Flight Services, LLC, which are collectively referred to, together with our operating partnership, as the GMH Predecessor Entities or our predecessor entities.

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

Overview

We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. As of December 31, 2006, we owned, or had ownership interests in, 77 student housing properties containing a total of 14,432 units and 46,696 beds and seven  undeveloped or partially developed parcels of land held for development as student housing properties. In addition, we managed a total of 18 student housing properties owned by others, containing a total of 3,053 units and 9,900, as well as 51 units and 279 beds currently under construction. Additionally, as of December 31, 2006, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries operated, nine military housing privatization projects, comprising an aggregate of 17,489 end-state housing units on 21 military bases. Through our taxable REIT subsidiaries, we provide development, construction, renovation and management services to our military housing privatization projects (other than our AETC Group I project), and property management services to student housing properties owned by others. In addition, throughout 2006, we provided consulting services with respect to the management of certain student housing properties owned by others, including colleges, universities, and other private owners. In order to comply with the applicable requirements under the REIT provisions of the Code, we must limit the operations of taxable REIT subsidiaries so that securities issued to us by our taxable REIT subsidiaries do not represent more than 20% of our total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, do not exceed 25% of our gross income for any taxable year.

Currently, our operations are managed within three operating segments that are separately reported: (1) student housing owned properties  (2) student housing management, and (3) military housing. This structure provides an effective platform for maximizing market penetration and optimizing operating economies of scale. In addition, we separately report the activities of certain departments from a corporate level, which includes personnel that service GMH Communities Trust as a whole and support our overall operations.

2007 Business Strategy

In December 2006, we announced that our management expected to implement a business strategy beginning in 2007 that would involve the sale, refinancing and/or entrance into a joint venture covering a number of our currently-owned student housing properties. The proceeds from these transactions will be used to repay outstanding indebtedness under our line of credit with Wachovia Bank, which has an initial maturity date of June 1, 2007. In connection with this business strategy, we completed the refinancing of four of our currently-owned student housing properties in February 2007, for a total of $90.0 million in new 10-year mortgage debt at a fixed interest rate of 5.6%. We used the net proceeds from this refinancing to repay $73.6 million in outstanding borrowings under our line of credit, which resulted in the replacement of the indebtedness under the line of credit that was carrying a variable LIBOR-based interest rate of 7.32% as of the date of the refinancing. Immediately following this transaction, we had approximately $138.0 million in remaining borrowings outstanding under our line of credit.

As of the date of this report, we had executed letters of intent to sell seven of our currently-owned student housing properties, as well as a non-binding letter of intent with a third party institutional investor to form a joint venture that will cover an additional six of our currently-owned student housing properties. For more information on our properties that are subject to these letters of intent, see Item 2 of this report titled “Properties.” Although these transactions were still in the due diligence phase as of the date of this report, and we have not executed binding agreements, we currently expect to complete them during the second quarter of 2007. The proceeds from these transactions also will be used to repay outstanding indebtedness under our line of credit. Based on the terms provided under these letters of intent, we expect to receive a sufficient amount of net proceeds from these transactions to pay down the remainder of our outstanding indebtedness under our line of credit.

Student Housing—Owned Properties

The student housing owned properties segment reflects the revenues and expenses of off-campus student housing properties acquired and owned through the REIT ownership structure which are strategically located near college or university campuses. During the years ended December 31, 2004, 2005 and 2006, our rental revenue increased substantially as a result of the acquisition of an aggregate of 75 properties (excluding two properties in which we have a 10% interest together with a joint venture partner). During the year ended December 31, 2006, we acquired 21 of these properties. Additionally, operating expenses, real estate taxes and depreciation and amortization have increased as a result of these acquisitions. Further, interest expense has increased related to the financing of the properties we have acquired.

Historically, we have found certain property revenues and operating expenses to be cyclical in nature, and therefore not incurred ratably over the course of the year. As our properties are leased predominantly on an academic-year basis, certain of our operating revenues and expenses will vary from quarter to quarter depending on the leasing cycle. For example, we experience significant turnover costs commencing towards the end of the second quarter and more significantly during the third quarter of our fiscal year, in connection with preparing our properties for new residents prior to commencement of the new academic-year lease period, which typically begins in August or September. In addition, we also typically incur higher lease-up costs during the first two quarters of our fiscal year, as this is the period during which we heavily target students for leases that will commence for the next academic year. Property revenues and expenses may differ from expected results in the year of acquisition, depending on the timing of the acquisition in relation to the leasing cycle. In comparing our operating statistics for the fiscal year 2006 versus 2005, most of the key operating metrics, such as rent and other property income, depreciation and amortization, interest expense and property operating expense, for the student housing owned properties segment experienced significant increases, primarily as a result of (i) the presentation of a full year of operations during 2006 with respect to properties acquired in 2005, and (ii) the acquisition of an additional 21 properties during 2006. The increase in real estate taxes was disproportionately higher than the increase in rent and other property income due to more aggressive assessments by local taxing authorities with respect to certain of our student housing properties throughout 2005 and 2006. The increase in property operating expenses was disproportionately higher than the increase in rent and other property income due primarily to increased utility expense. During 2006, we also experienced, and expect to continue to experience, increases in operating expenses (in addition to the proportionate increase associated with the increased number of properties owned in 2006 versus 2005) that will include increased utility expenses resulting from national trends in higher energy-related costs.

Until we are able to successfully execute our 2007 business strategy to repay indebtedness under our current line of credit as outlined above under “2007 Business Strategy,” we expect to place less emphasis on the acquisition of additional student housing properties, and to continue to focus on the operational performance of our existing student housing properties and development projects. After we complete this business strategy, and to the extent we are able to obtain a new long-term line of credit, we may determine that it is appropriate to place greater emphasis on the acquisition of additional student housing properties that are located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. To the extent that we seek to acquire student housing properties during at least the first half of 2007, we will consider funding the acquisition through joint venture structures similar to the joint venture terms that we entered into with respect to our Orono, Maine and Bowling Green, Ohio development properties. The timing of any additional acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We would consider funding our equity portion of any joint ventures by using funds from available cash from operations or borrowings. We may also determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property.

Student Housing—Management

The student housing management segment provides the on-site management function for, and generally oversees the management of, all off-campus student housing properties for the Company and for properties we manage that are owned by third parties. Third parties may be related parties or parties unaffiliated with the Company. The properties are strategically located near college or university campuses. Total revenues from management activities, including reimbursement of expenses, increased by approximately 22% from 2006 to 2005, including management fees earned from the properties managed for the Company.

We earn management fees from managing properties for third parties. These fees are typically equal to a percentage of cash receipts or gross rental revenues generated by the managed properties, or equal to a fixed monthly amount, according to the management agreements for the properties we manage. We also have the ability to earn incentive management fees by achieving specified property-level performance criteria for certain properties we manage for third parties. Further, certain operating expenses incurred related to properties we manage for others are reimbursed by the owners of the properties managed. We expect to continue generating fee revenue and operating expense reimbursements from the properties that we manage for others, although the amounts are expected to become less significant as a percentage of our overall revenues as rental income increases from the properties we own. During 2007, we expect to continue to pursue new third-party management agreements by utilizing relationships in the student housing market and providing our significant operational economies of scale as a savings mechanism for other third-party owners, including institutional owners and individual student housing owners.  However, we expect management fees to contribute less significantly as a percentage of overall revenue in future periods, as a result of the continued growth in rental revenue that we expect to generate from the operations of properties we own and from the full year of operations of properties that we acquired during 2006.

Military Housing

Our military housing segment develops, constructs, renovates and manages military housing privatization projects in which we acquire equity interests. Our military housing segment began generating revenue in the fourth quarter of 2003 with the initiation of our Fort Carson and Fort Stewart/Hunter projects. Revenue grew throughout 2004, 2005, and 2006 with the addition of various other projects. Revenue from our military housing segment is comprised primarily of fee income for providing development, construction/renovation and management services to our military housing privatization projects. In addition, we also are entitled to returns on the equity we invest in the projects. In addition, we earn business development fees from certain of our business partners in connection with our military housing privatization projects, such as our construction and architectural/engineering partners. We seek these fees as payment for our business development efforts incurred by us in connection with pursuing and coordinating the completion of military housing privatization projects that benefit these business partners. We also receive expense reimbursements, consisting primarily of payroll and related expenses, closing costs and transition costs we incur for the project in the periods preceding the initiation of our management of the project. Typically, at the time we initiate management on a project, the project reimburses us for these amounts from the proceeds of the debt securities issued by the military housing privatization project.

As of December 31, 2006, we owned equity interests in the joint ventures that owned the nine military housing privatization projects in operation, encompassing 21 military bases totaling 17,489 housing units. During the year ended December 31, 2006, we earned fees for providing development, construction/renovation and management services to these nine military housing privatization projects.

On May 1, 2006, we closed on the formal award of our Fort Gordon project with the Army and officially commenced operations of this project. The project has a six-year initial development period with new construction and renovations of 887 end-state housing units. The 50-year project term involves the development, management and construction of high-quality homes, the targeted renovation of existing homes, and the addition of community enhancing facilities and services. Also on May 1, 2006, we acquired an ownership interest in our Carlisle/Picatinny project and began management and maintenance services for this project. As of July 21, 2006, financing was secured for the project, and construction/renovation activities have commenced. This 50-year project has a five-year initial development period with new construction and/or renovation of 348 end-state housing units.

On October 23, 2006, we announced that we had been chosen by the Department of the Army to design, construct and manage two single soldier housing projects, located at Fort Bliss and Fort Stewart. These two projects are among the first of unaccompanied housing privatization awards targeted by the Army.

In November 2006, we announced completion of a refinancing for the Fort Carson project in order to obtain additional project funding for the development and construction/renovation of an additional 396 new housing units. This expansion project has an initial development period of four years, and as with the original scope of the project, we will earn fees relating to the new construction of these additional housing units, in addition to the fees we currently earn for managing the existing housing units.

In addition, on February 6, 2007, we closed on our AETC Group I project with the Department of the Air Force, a military housing privatization project covering four bases and 2,875 end-state housing units. The AETC Group I project represents our first military housing project with the Department of the Air Force.

Also, on February 26, 2007, we announced that we were selected by the Department of the Navy to enter into exclusive negotiations for the design, construction, management and maintenance of the military family housing at 11 Southeast Region Navy bases in five states. The 50-year term of the Navy Southeast project is expected to commence with a six-year initial development period, or IDP, that is valued in excess of $700 million and covering approximately 5,501 end-state housing units. On March 8, 2007, we also announced that we were selected by the Department of the Army to enter into exclusive negotiations for the family housing privatization project at the U.S. Military Academy at West Point, New York, which is expected to have a five-year IDP with project costs valued in excess of $160 million.

With regard to trends and uncertainties in the military housing market see the section of this report titled “Risk Factors—Specific Risks Related to our Military Housing Business.” Our management team also had under review, as of March 9, 2007, six potential additional military housing privatization project opportunities, and will continue to pursue opportunities to acquire projects or project rights from our competitors, as well as opportunities to participate in pilot housing programs for unaccompanied military personnel. For additional details with respect to these projects see the section titled “Military Housing Business—Additional Military Housing Privatization Projects and Development Opportunities under Review” located in Part I, Item 1 of this report.

Critical Accounting Policies

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s consolidated financial statements and the GMH Predecessor Entities’ combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. While the estimates and judgments associated with the application of these accounting principles may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate under the circumstances in which they were made. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

The following policies require significant judgments and estimates on our part in preparing the Company’s consolidated financial statements and the GMH Predecessor Entities’ combined financial statements. Changes in these judgments and estimates could have a material effect on these financial statements.

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

Military Housing

We earn military housing revenues for providing services to our military housing privatization projects, including the following:

•       standard and incentive management fees, which are based on a percentage of revenue generated by the military housing privatization projects from the basic allowance for housing provided by the government to service members, referred to as BAH, are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied;

•       standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing privatization projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of housing units according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. The incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. In addition, in certain instances, we may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are paid in proportion to the amount of pre-construction/renovation costs incurred by us for the project and recognized as revenue upon performance of the pre-construction/renovation services;

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

•       business development fees are earned from our business partners that provide architectural and design or construction services for our military housing projects. These fees are received in connection with pursuing and coordinating the completion of military housing projects. The fees consist of (i) an annual base fee, which is a fee paid to us in consideration of our ongoing pursuit of additional projects and is not contingent upon the success of those efforts and can be cancelled at any time, and (ii) an additional fee, which is paid over the course of an awarded project based on a percentage of revenue earned by these business partners for providing services to the military housing projects. The base fees are recognized on a straight-line basis over the term of the related business development agreement, which is generally one year. The additional fee is recognized and paid to us as the related services are provided to our military housing projects by our business partners.

•       equity returns are earned on our investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of December 31, 2006, only the Fort Carson project had passed its initial development period.

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

We expense routine repair and maintenance costs that do not improve the value of an asset or extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. Commencing towards the end of the second quarter and more significantly during the third quarter of each fiscal year, we typically will experience an increase in property operating expenses over other quarters as a result of repair and maintenance expenditures relating to turnover of units at student housing properties. Our student housing lease terms generally commence in August or September to coincide with the beginning of the academic year. Accordingly, we expect to incur a majority of its repair and maintenance costs during the second and third quarters to prepare for new residents.

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

Minority Interest

Minority interest as initially recorded at the date of our initial public offering represented the net equity of our operating partnership, including the proceeds received from the sale of the warrant to Vornado, multiplied by the ownership percentage of holders of limited partnership units in our operating partnership other than the Company. Our operating partnership is obligated to redeem, at the request of a holder, each unit of limited partnership interest for cash or common shares on a one-for-one basis, at our option, subject to adjustments for share splits, dividends, recapitalizations or similar events; except that Gary M. Holloway, Sr. has the right to require our operating partnership to redeem his and his affiliates’ units of limited partnership interest for common shares, subject to his restriction from owning more than 20% of our outstanding common shares. If the minority interest unit holders’ share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest holders to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. Distributions to limited partnership unit holders other than us are recorded as a reduction to minority interest.

Investments in Military Housing Projects and Student Housing Joint Ventures

We own equity interests in the joint ventures that own our military housing privatization projects with the U.S. military to design, develop, construct/renovate and manage the military family housing located on or near various bases throughout the United States. We evaluate our investments in military housing project joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity (“VIE”) as defined under FASB Financial Interpretation No. 46 (as revised) (“FIN 46(R)”). We have concluded that each of the military housing project joint ventures in which we have a variable interest is a VIE and we are not the primary beneficiary of any of these VIEs. We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting. Our investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture’s operating agreement. We have exposure to loss to the extent of our investments, if any, and any receivables due from the project.

We entered into a joint venture in the third quarter of 2005 to develop and construct two student housing properties. We contributed land to the joint venture in exchange for its 10% interest and cash. In addition, we have the option to purchase the joint venture partner’s interest in the joint venture within one year of completion of the properties, and we have provided certain guarantees for the completion of construction and for a portion of the construction loans. As such, the transaction is being accounted for under the financing method, whereby we record the real estate as an asset, depreciate the property, and record a financing obligation. Construction of both properties was completed in August 2006.

Income Taxes

We elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2004. To continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. We believe we are organized and operate in a manner that allows us to qualify for taxation as a REIT under the Code, and it is our intention to adhere to these requirements and maintain our REIT status in the future. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, other than with respect to our taxable REIT subsidiaries.

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

Results of Operations

The results of operations for the year ended December 31, 2006 and  2005 presented below reflect the results of operations of the Company. The eliminations column represents the management fees that are charged to our student housing—owned segment from our student housing management segment. Such amounts have been eliminated in consolidation.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

	Year Ended December 31, 2006
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$188,885	$—	$—	$156	$—	$189,041
Expense reimbursements:
Related party	—	390	63,622	218	—	64,230
Third party	—	6,013	—	—	—	6,013
Management fees:
Management fees—owned properties	—	7,290	—	—	(7,290)	—
Related party	—	93	8,388	—	—	8,481
Third party	—	3,167	—	—	—	3,167
Other fee income-related party	—	—	21,635	—	—	21,635
Other income	225	35	72	232	—	564
Total revenue	189,110	16,988	93,717	606	(7,290)	293,131
Operating Expenses:
Property operating expense	74,927	6,516	6,402	—	—	87,845
Intercompany management fees	7,290	—	—	—	(7,290)	—
Reimbursed expenses	—	6,403	63,622	218	—	70,243
Real estate taxes	17,913	—	—	97	—	18,010
Administrative expenses	—	—	—	17,682	—	17,682
Audit Committee and Special Committee expenses	—	—	—	7,821	—	7,821
Profits interest and employee initial public offering bonus expense	—	—	—	—	—	—
Depreciation and amortization	42,984	—	444	402	—	43,830
Interest	50,251	—	—	5,082	—	55,333
Total operating expenses	193,365	12,919	70,468	31,302	(7,290)	300,764
(Loss) income before equity in earnings of unconsolidated entities, minority interest and income taxes	(4,255)	4,069	23,249	(30,696)		(7,633)
Equity in earnings of unconsolidated entities	—	—	3,523	—	—	3,523
(Loss) income before minority interest and income taxes	(4,255)	4,069	26,772	(30,696)	—	(4,110)
Income tax expense (benefit)	—	(337)	5,070	—	—	4,733
(Loss) Income before minority interest	(4,255)	4,406	21,702	(30,696)	—	(8,843)
Minority interest	—	—	—	(3,857)	—	(3,857)
Net (loss)income	$(4,255)	$4,406	$21,702	$(26,839)	$—	$(4,986)

	Year Ended December 31, 2005
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$131,849	$—	$—	$245	$—	$132,094
Expense reimbursements:
Related party	—	176	57,436	318	—	57,930
Third party	—	4,650	—	—	—	4,650
Management fees:
Management fees—owned properties	—	5,141	—	—	(5,141)	—
Related party	—	197	6,808	—	—	7,005
Third party	—	3,774	—	—	—	3,774
Other fee income-related party	—	290	18,000	31	—	18,321
Other income	123	19	108	128	—	378
Total revenue	131,972	14,247	82,352	722	(5,141)	224,152
Operating Expenses:
Property operating expense	48,992	4,196	4,431	—	—	57,619
Intercompany management fees	5,141	—	—	—	(5,141)	—
Reimbursed expenses	—	4,826	57,436	318	—	62,580
Real estate taxes	12,191	—	—	—	—	12,191
Administrative expenses	—	—	—	12,254	—	12,254
Audit Committee and Special Committee expenses	—	—	—	—	—	—
Profits interest and employee initial public offering bonus expense	—	—	—	—	—	—
Depreciation and amortization	33,369	—	299	520	—	34,188
Interest	29,493	—	—	1,532	—	31,025
Total operating expenses	129,186	9,022	62,166	14,624	(5,141)	209,857
Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes	2,786	5,225	20,186	(13,902)	—	14,295
Equity in earnings of unconsolidated entities	—	—	3,073	—	—	3,073
Income (loss) before minority interest and income taxes	2,786	5,225	23,259	(13,902)	—	17,368
Income tax expense	—	66	5,514	—	—	5,580
Income (loss) before minority interest	2,786	5,159	17,745	(13,902)	—	11,788
Minority interest	—	—	—	5,729	—	5,729
Net income (loss)	$2,786	$5,159	$17,745	$(19,631)	$—	$6,059

Student Housing—Owned Properties

Revenue. Of the 75 properties owned as of December 31, 2006 (not including two properties held through a joint venture), we acquired 21 and 24 of the student housing properties during 2006 and 2005, respectively. Rent and other property income from these 75 properties totaled $188.9 million in 2006. Rent and other property income from the 54 properties we owned as of December 31, 2005 was $131.8 million in 2005. The increase in rent and other property income experienced during 2006 relates primarily to (i) the presentation of a full year of operations during 2006 with respect to the 24 properties acquired in 2005, and (ii) the acquisition of an additional 21 properties during 2006. Although we generally seek rent increases that will exceed projected increases in property operating expenses, increases in our property operating expenses exceeded our rent increases from 2005 to 2006, primarily as a result of increases in repairs and maintenance costs, bad debt expense, utility expenses and real estate taxes incurred during 2006. In future periods, our net income will be negatively affected to the extent property operating expenses are higher than those projected by our management for such period prior to lease execution for the applicable academic year.

With respect to properties we owned during the year ended December 31, 2006 and 2005, referred to herein as our same store properties, our revenues decreased $2.2 million, or 2.4%, in 2006 as compared to 2005. Our revenues were adversely affected by six of these same store properties (which we refer to as the focus properties) that did not achieve the economic occupancy levels we had targeted upon commencement of the 2006-2007 academic year. We believe that these lower than anticipated leasing results are temporary in nature at all of these six focus properties, and we have committed resources to improving their occupancy levels. Our same store revenues, excluding the six focus properties referred to above, increased $0.3 million, or 0.5% , in 2006 as compared to the prior year.

Other income increased slightly to $225,000 in 2006 from $123,000 in 2005. This other income consisted primarily of interest income on invested cash.

Expenses.   Property operating expenses increased to $74.9 million in 2006 from $49.0 million in 2005, primarily due to expenses attributable to the 21 properties acquired in 2006 and our ownership and operation for a full year during 2006 of properties acquired in 2005. The increase of $25.9 million is attributable to the following: a $10.0 million increase in utilities expenses; a $2.8 million increase in turnover and repairs and maintenance expenses; a $5.7 million increase in payroll expenses at the property level; a $1.0 million increase in bad debt expense relating to uncollected rents and other income; and a $6.5 million increase in the property expenses, consisting of marketing, insurance, landscaping and other similar property operating expenses.

With respect to our same store properties, we experienced an increase in property operating expenses of approximately $3.3 million in 2006. Of this increase, $1.6 million relates to utilities; $0.2 million relates to marketing costs; $0.4 million relates to payroll expenses associated with the hiring of additional staff at the property level; $0.5 million relates to bad debt expense associated with uncollected rents; and $0.6 million relates to an increase in other property operating expenses.

We have implemented new policies and procedures relating to capital spending and maintenance, as well as purchasing activities, that are designed to assist with cost containment of future repairs and maintenance expenditures at our properties. We also recently placed a renewed emphasis on our rent collection, which we believe should result in lower bad debt expense in future periods.

Real estate taxes increased to $17.9 million in 2006 from $12.2 million in 2005, primarily due to the acquisition of 21 properties in 2006 and the full year of real estate taxes with respect to the 24 properties we acquired during  2005. Of the $5.7 million increase we experienced in real estate taxes, approximately $0.6 million is specifically related to our same store properties, of which $0.1 million relates to the six focus properties. We expect an overall increase in real estate taxes during 2007 due to a full year of results for the 21 properties acquired during 2006, offset by a  decrease as management implements its business strategy to sell or enter into joint venture agreements with respect to certain of our currently owned student housing properties. We may also see an increase in real estate taxes to the extent that local authorities continue to aggressively pursue higher real estate tax assessments on properties that we currently own.

Depreciation and amortization increased to $43.0 million as compared to $33.4 million in 2005, primarily as a result of acquiring 21 properties in 2006 for an aggregate purchase price of $409.7 million, as well as the inclusion of a full year of depreciation expense relating to the 24 properties acquired during 2005.  The $43.0 million in 2006 is comprised of $37.8 million of depreciation and $5.2 million of lease intangible amortization. We expect depreciation expense to remain essentially unchanged in 2007 due to an increase generated from a full year of results for the 21 properties acquired during 2006, offset by a decrease resulting from management’s 2007 business strategy to sell, or enter into joint venture agreements with respect to certain of our currently owned student housing properties.

Interest expense increased to $50.3 million in 2006 from $29.5 million in 2005, as a result of incurring additional debt, including placement of new mortgage debt and the assumption of existing mortgage debt, as well as borrowings under our line of credit, in connection with the acquisition of 21 properties in 2006. During 2006, we placed $266.8 million of new mortgage debt, assumed $46.5 million of existing mortgage debt, net of premiums, and increased borrowings under our credit lines by approximately $163.4 million. We expect interest expense to decrease as management implements its business strategy to sell, refinance or enter into joint venture agreements with respect to our currently owned student housing properties, as proceeds from these transactions are used to repay outstanding balances under our line of credit. For more information regarding the amount of fixed-rate and variable-rate indebtedness we held as of December 31, 2006, see the section titled Quantitative and Qualitative Disclosures About Market Risk under Item 7A of this report.

Student Housing Management

Revenue   Expense reimbursements from related parties increased to $390,000 in 2006 from $176,000 in 2005. As of December 31, 2006, the Company no longer manages student housing properties for related parties as the one property that we managed for a related party was sold during December 2006.

Expense reimbursements from third parties increased to $6.0 million in 2006 from $4.7 million in 2005, primarily due to an increase in payroll expenses related to an increase in overall head count for managed  student housing properties in  2006 over 2005. Although we will continue to pursue new third-party management agreements during 2007, we expect expense reimbursements from third parties to contribute less significantly as a percentage of overall revenue going forward, as a result of our increased focus on operations of our own properties and the continued growth in rental revenue that we expect to generate from the full year operations of properties we acquired during 2006, as well as additional properties we acquire in the future.

Management fee income from related parties decreased to $93,000 in 2006 from $197,000 in 2005.  As of December 31, 2006, the Company no longer manages student housing properties for related parties.

Management fee income from third parties decreased from $3.8 million in 2005 to $3.2 million in 2006. We recorded a one-time management fee of $0.8 million that was paid and recognized in 2005 for deferred management fees paid in connection with the sale of the managed property by the third party owner. Excluding the $0.8 million of management fees earned in 2005, management fees would have increased by $0.2 million. Although we will continue to pursue new third-party management agreements during 2007, we expect management fees to contribute less significantly as a percentage of overall revenue going forward.

Other fee income from related parties was $290,000 in 2005. We did not earn other fee income from related parties in 2006. We anticipate that we will generate such revenue during 2007, as a result of fees that we expect to earn from providing development and management services to joint ventures with third-parties that we enter into to finance the development and construction of additional student housing properties.

Expenses.   Property operating expenses increased from $4.2 million in 2005 to $6.5 million in 2006, due to the acquisition of 21 properties in 2006. These expenses are comprised of payroll and general and administrative expenses directly associated with the operations of the Company’s owned and managed portfolios. While those employees who are directly responsible for the oversight of specific properties are charged directly to the Student Housing Owned segment, this segment staffs a full operations department. This department includes those employees responsible for portfolio oversight, which includes regional vice presidents, regional property managers, regional leasing specialists and the associated expenses such as travel directly related to those employees who perform this function. Such expenses are considered part of our student housing management operation.

Reimbursed expenses, which includes related party and third party managed properties, increased to $6.4 million in 2006 from $4.8 million in 2005. Reimbursed expenses are comprised mostly of payroll expenses for on-site employees. This increase is due to an increase in overall headcount as a result of additional properties managed in 2006 over 2005.

Income taxes amounted to a tax benefit of $337,000 in 2006 as compared to the tax expense of $66,000 in 2005. Income taxes consist primarily of taxes associated with the operations of our student housing taxable REIT subsidiary, which manages properties for third parties. The tax benefit is due to a taxable loss recognized during 2006.

Military Housing

Revenue.   Expense reimbursements totaled $63.6 million in 2006 as compared to $57.4 million in 2005. This increase was primarily due to payroll and renovation expenses related to the nine military housing projects in operation as of December 31, 2006 as compared with the seven military housing projects in operation as of December 31, 2005;  and closing costs and transition expenses for our Fort Gordon project, which commenced operations in May 2006; and closing costs and transition expenses for our Carlisle/Picatinny project. We also experienced an increase in expense reimbursements in 2006 as a result of greater renovation activities at our Fort Bliss/White Sands and Navy Northeast Region projects. This increase was offset by decreases at our Fort Stewart/Hunter, Walter Reed Army Medical Center and Fort Detrick projects caused by anticipated declines in construction and renovation activities, as well as by decreases at our Fort Carson project due to changes in the terms of the management contract in December 2005, which resulted in fewer reimbursable expenses being incurred directly by the project.

Project	2006	2005
	(in millions)
Expense Reimbursements
Fort Stewart and Hunter Army Airfield Project	$5.4	$9.4
Fort Carson Project	2.7	6.9
Fort Hamilton Project	1.1	0.5
Walter Reed Army Medical Center and Fort Detrick Project	0.8	1.4
Fort Eustis/Fort Story Project	4.6	4.7
Navy Northeast Region Project	33.3	29.0
Fort Bliss/White Sands Missile Range Project(1)	11.5	5.5
Fort Gordon Project(2)	2.4	—
Carlisle/Picatinny Project(2).	1.8	—
Total expense reimbursements	$63.6	$57.4

(1)          Commenced operations in the third quarter of 2005.

(2)          The Fort Gordon project commenced operations in the second quarter of 2006, and the Carlisle/Picatinny project commenced operations in the third quarter of 2006.

Management fees from related parties totaled $8.4 million in 2006 as compared to $6.8 million in 2005. The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for 2006 and 2005. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which number will fluctuate based on the number of housing units that we construct/renovate or demolish during that period. Management fees from related parties increased during 2006 as compared to 2005 primarily due to full year operation of our Fort Bliss/White Sands Missile Range project which started during the third quarter of 2005, as well as due to increased occupancy and rental activity at our Fort Stewart/Hunter project, and the commencement of our Fort Gordon project and Carlisle/Picatinny project, during the second quarter of 2006.

Project	2006	2005
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$1.4	$1.0
Fort Carson Project	1.2	1.2
Fort Hamilton Project	0.2	0.2
Walter Reed Army Medical Center and Fort Detrick Project	0.3	0.2
Fort Eustis/Fort Story Project	0.5	0.5
Navy Northeast Region Project	3.2	3.2
Fort Bliss/White Sands Missile Range Project(1)	1.3	0.5
Fort Gordon Project(2)	0.1	—
Carlisle/Picatinny Project(2)	0.2	—
Total	$8.4	$6.8

(1)          Commenced operations in the third quarter of 2005.

(2)          The Fort Gordon project commenced operations in the second quarter of 2006, and we commenced management operations for the Carlisle/Picatinny project in the second quarter of 2006.

Other fee income from related parties, which includes development and construction fees and business development fees, totaled $21.6 million in 2006 as compared to $18.0 million in 2005. The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for 2006 and 2005. The amount of other fee income from related parties that we receive during a fiscal period is affected by the level of housing unit development and construction that we perform under our military housing projects during that period. Other fee income from related parties increased during 2006, as compared to 2005,  primarily due to (i)  increased construction /renovation activity relating to our Navy Northeast Region and Fort Eustis/Fort Story projects, (ii)  commencement of operations relating to our Fort Bliss/White Sands Missile Range project during the third quarter of 2005, (iii) commencement of operations at our Fort Gordon and Carlisle/Picatinny project during the second quarter of 2006 and (iv) the commencement of an expansion at our Fort Carson project during the fourth quarter of 2006. These increases were offset by previously expected declines in activities at our Fort Stewart/Hunter project and our Walter Reed Army Medical Center and Fort Detrick project.

Project	2006	2005
	(in millions)
Development and Construction Fees
Fort Stewart and Hunter Army Airfield Project	$1.6	$3.9
Fort Carson Project	0.8	0.3
Fort Hamilton Project	0.6	0.9
Walter Reed Army Medical Center and Fort Detrick Project	0.5	1.2
Fort Eustis/Fort Story Project	1.8	1.1
Navy Northeast Region Project	6.9	4.5
Fort Bliss/White Sands Missile Range Project(1)	3.6	2.1
Fort Gordon Project(2)	1.0	—
Carlisle/Picatinny Project(2)	0.4	—-
Total development and construction/renovation fees	$17.2	$14.0
Business Development Fees	$4.4	$4.0
Total Other Fee Income—Related Parties	$21.6	$18.0

(1)          Commenced operations in the third quarter of 2005.

(2)          The Fort Gordon project commenced operations in the second quarter of 2006, and the Carlisle/Picatinny project commenced operations in the third quarter of 2006.

Equity in earnings of unconsolidated entities, which includes preferred returns from military housing project joint ventures, totaled $3.5 million and  $3.1 million in 2006 and  2005, respectively. Of the amount for 2006, $0.9 million related to the preferred returns from our Navy Northeast Region project, and $2.6 million related to our investment in the Fort Carson project. Of the 2005 amount, $1.0 million related to preferred returns from our Navy Northeast Region project, and $2.1 million related to our investment in the Fort Carson project.

Expenses.   Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel located in our corporate headquarters. These costs increased to $6.4 million in 2006 from $4.4 million in 2005. The increase was due to (i) increases in our renovation company operations, (ii) increases in management and administrative expenses related to our overall expansion of our business, and (iii) a favorable adjustment of $0.8 million in 2005 relating to expense reimbursements of 2004 costs associated with the exclusive negotiation-related costs we incurred prior to the closing of the Fort Eustis/Fort Story project.

Reimbursed expenses increased to $63.6 million in 2006 from $57.4 million in 2005 primarily due to payroll and renovation expenses related to the nine military housing projects in operation as of December 31, 2006 as compared with the seven military housing projects in operation as of December 31, 2005, offset by anticipated declines in construction and renovation activity at certain projects as well as by decreases at our Fort Carson project due to changes in the terms of the management contract in December 2005.

Income Taxes.   The effective tax rate on income taxes remained relatively consistent at 35.5% in 2006 versus  35.1% in 2005.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portion of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained relatively consistent during the years ending December 31, 2006 and 2005.

Other income, consisting primarily of interest income, remained substantially the same during the years ending December 31, 2006 and 2005.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources, information technology and acquisition department, increased to $17.7 million in 2006 from $12.3 million in 2005, primarily due to increased staffing resulting from growth in our operating segments, additional costs incurred in connection with the transition of financial management and an increase in professional fees.

Audit Committee and Special Committee expenses consist of legal fees, forensic accounting fees and waiver fees associated with waivers of the covenants under our former credit facility, incurred as a result of delays in the filings of reports with the SEC in connection with the special investigation performed by our Audit Committee and its independent counsel that commenced in the first quarter of 2006, and legal and financial advisory and Special Committee fees associated with the activities of the Special Committee to explore strategic alternatives for the Company. During the year ended December 31, 2006, these fees totaled $7.8 million. The special investigation was completed during the third quarter of 2006, and the Special Committee was dissolved in December 2006.

Depreciation, relating primarily to our corporate assets, decreased to $0.4 million in 2006 from  $0.5 million in 2005, primarily due to the transfer of the corporate aircraft in February 2005 to Mr. Holloway.

Interest expense increased to $5.1 million in 2006 from $1.5 million in 2005, primarily due to a $1.1 million write-off of deferred costs associated with our former line of credit with Bank of America, which was terminated and replaced with a new line of credit with Wachovia Bank in October 2006, amortization of $1.7 million of deferred costs associated with our new line of credit, as well as increased outstanding borrowings under our lines of credit coupled with an increase in interest rates.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

	Year Ended December 31, 2005
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$131,849	$—	$—	$245	$—	$132,094
Expense reimbursements:
Related party	—	176	57,436	318	—	57,930
Third party	—	4,650	—	—	—	4,650
Management fees:
Management fees—owned properties	—	5,141	—	—	(5,141)	—
Related party	—	197	6,808	—	—	7,005
Third party	—	3,774	—	—	—	3,774
Other fee income-related party	—	290	18,000	31	—	18,321
Other income	123	19	108	128	—	378
Total revenue	131,972	14,247	82,352	722	(5,141)	224,152
Operating Expenses:
Property operating expenses	48,992	4,196	4,431	—	—	57,619
Intercompany management fees	5,141	—	—	—	(5,141)	—
Reimbursed expenses	—	4,826	57,436	318	—	62,580
Real estate taxes	12,191	—	—	—	—	12,191
Administrative expenses	—	—	—	12,254	—	12,254
Profits interest and employee initial public offering bonus expense	—	—	—	—	—	—
Depreciation and amortization	33,369	—	299	520	—	34,188
Interest	29,493	—	—	1,532	—	31,025
Total operating expenses	129,186	9,022	62,166	14,624	(5,141)	209,857
Income (loss) before equity in earnings of unconsolidated entities and income taxes	2,786	5,225	20,186	(13,902)	—	14,295
Equity in earnings of unconsolidated entities	—	—	3,073	—	—	3,073
Income (loss) before income taxes	2,786	5,225	23,259	(13,902)	—	17,368
Income taxes	—	66	5,514	—	—	5,580
Income (loss) before minority interest	2,786	5,159	17,745	(13,902)	—	11,788
Minority interest	—	—	—	5,729	—	5,729
Net income (loss)	$2,786	$5,159	$17,745	$(19,631)	$—	$6,059

	Year Ended December 31, 2004
	Student Housing- Owned properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$25,251	$—	$—	$399	$—	$25,650
Expense reimbursements:
Related party	—	1,140	31,822	347	—	33,309
Third party	—	7,203	—	—	—	7,203
Management fees:
Management fees—owned properties	—	1,028	—	—	(1,028)	—
Related party	—	1,458	2,897	—	—	4,355
Third party	—	3,986	—	—	—	3,986
Other fee income-related party	—	—	8,460	—	—	8,460
Other income	34	92	393	396	—	915
Total revenue	25,285	14,907	43,572	1,142	(1,028)	83,878
Operating Expenses:
Property operating expenses	9,420	5,271	6,497	—	—	21,188
Intercompany management fees	1,028	—	—	—	(1,028)	—
Reimbursed expenses	—	8,343	31,822	347	—	40,512
Real estate taxes	1,887	—	—	—	—	1,887
Administrative expenses	—	—	—	6,006	—	6,006
Profits interest and employee initial public offering bonus expense	—	—	—	37,502	—	37,502
Depreciation and amortization	6,214	—	25	915	—	7,154
Interest	5,579	—	—	493	—	6,072
Total operating expenses	24,128	13,614	38,344	45,263	(1,028)	120,321
Income (loss) before equity in earnings of unconsolidated entities and income taxes	1,157	1,293	5,228	(44,121)	—	(36,443)
Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Income (loss) before income taxes	1,157	1,293	5,228	(44,121)		(36,443)
Income taxes	—	33	279	—	—	312
Income (loss) before minority interest	1,157	1,260	4,949	(44,121)	—	(36,755)
Minority interest	—	—	—	247	—	247
Net income (loss)	$1,157	$1,260	$4,949	$(44,368)	$—	$(37,002)

Student Housing—Owned Properties

Revenue.   Of the 54 properties owned as of December 31, 2005, we acquired 30 of the student housing properties during 2004 and the remaining 24 properties during 2005. Rent and other property income from these 54 properties totaled $131.8 million in 2005. Rent and other property income from the 30 properties we owned as of December 31, 2004 was $25.3 million in 2004. The increase in rent and other property income experienced during 2005 relates primarily to (i) the presentation of a full year of operations during 2005 with respect to the 30 properties acquired in 2004, and (ii) the acquisition of an additional 24 properties during 2005. Although we generally seek rent increases that will exceed projected increases in property operating expenses, increases in our property operating expenses exceeded our rent increases from 2004 to 2005, primarily as a result of increases in utility expenses and real estate taxes experienced during 2005 that were greater than what we had anticipated when establishing rental rates.

Other income increased to $123,000 in 2005 from $34,000 in 2004. This other income consisted primarily of interest income on invested cash.

Expenses.   Property operating expenses increased to $49.0 million in 2005 from $9.4 million in 2004, primarily due to expenses attributable to the 24 properties acquired in 2005 and our ownership and operation throughout 2005 of the 30 properties acquired in 2004.

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

Student Housing Management

Revenue.   Expense reimbursements from related parties decreased to $0.2 million in 2005 from $1.1 million in 2004, primarily due to our acquisition in March 2005 from related parties of two student housing properties that we managed prior to purchase. In addition, in March 2005, we ceased managing an additional student housing property owned by a related party upon the sale of the property.

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

Other fee income from related parties in 2005 was $290,000 compared to no other fee income in 2004.

Expenses.   Property operating expenses decreased from $5.3 million in 2004 to $4.2 million in 2005. These expenses are comprised of payroll and general and administrative expenses directly associated with the operations of our owned and managed portfolios. The amounts for 2004 include those costs incurred for the predecessor entities from January 2004 through November 1, 2004 and the various management businesses we operated at that time.

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

Military Housing

Revenue.   Expense reimbursements totaled $57.4 million in 2005, as compared to $31.8 million in 2004, primarily due to payroll and renovation expenses related to the seven military housing projects in operation as of December 31, 2005 as compared with the five military housing projects in operation as of December 31, 2004; closing costs and transition expenses for the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005; and reimbursed expenses for the Fort Hamilton project, the Walter Reed Army Medical Center and Fort Detrick project, the Fort Eustis/Fort Story project and the Navy Northeast Region project, which were in operation for all of 2005 but only a portion of 2004.

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

Reimbursed expenses increased to $57.4 million in 2005 from $31.8 million in 2004 primarily due to payroll and renovation expenses related to the seven military housing projects in operation as of December 31, 2005 as compared with the five military housing projects in operation as of December 31, 2004; closing costs and transition expenses for the Fort Bliss/White Sands Missile Range project, which commenced operations in the third quarter of 2005; and reimbursed expenses for the Fort Hamilton project, the Walter Reed Army Medical Center and Fort Detrick project, the Fort Eustis/Fort Story project and the Navy Northeast Region project, which were in operation for all of 2005 but only a portion of 2004.

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

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources,  information technology, corporate aircraft, and acquisitions department increased to $12.3 million in 2005 from $6.0 million in 2004, primarily due to increased staffing and additional costs incurred in connection with becoming a public company and growth in our operating segments.

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

Liquidity and Capital Resources

Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses, (v) equity contributions to our investments in military housing projects, and (vi) distributions to shareholders and unitholders of our operating partnership. We currently are using existing working capital and cash provided by operations, together with amounts available to us under our $250 million revolving line of credit with Wachovia Bank, to meet our short-term liquidity requirements. As of March 15, 2007, we had approximately $138 million of indebtedness outstanding under the line. Going forward, however, our additional borrowings from the line of credit generally must be approved by Wachovia in its sole and absolute discretion. The line of credit has an initial maturity date of June 1, 2007, but may be extended for up to an additional four months, subject to payment of a fee in an amount equal to 2% of the outstanding principal balance of the loan as of the initial maturity date and an increase in the interest rate under the line from a Eurodollar rate based on LIBOR plus 2% to LIBOR plus 4.5%. In no event may the maturity date of the line of credit extend beyond October 2, 2007.

In December 2006, our management announced a strategic plan, to begin in early 2007, that involves the identification of various currently-owned student housing properties that would be placed for sale, refinanced and/or contributed into a joint venture in an effort to generate cash proceeds to be used to pay down our line of credit prior to its initial maturity date. In February 2007, we completed the refinancing of four student housing properties, resulting in net proceeds of approximately $73.6 million that were used to repay an equal amount of indebtedness under the line of credit and reducing our outstanding loan balance under the line from approximately $211 million to $138 million. In addition, we have entered into letters of intent regarding the sale of seven student housing properties and to form a joint  venture with a third party institutional investor covering another six properties. Currently, we expect these sales and joint venture to be completed in the second quarter of 2007. The Company also is in discussions with several financial institutions with respect to a new line of credit, targeted to have a three-year term and be in the range of $50 to $100 million.

Our current line of credit contains affirmative and negative covenants and also contains financial covenants which, among other things, require that we maintain (i) a fixed charge coverage ratio with respect to the student housing properties, as defined in the line of credit, of at least 1.25 to 1.00, (ii) a consolidated tangible net worth, as defined by the line of credit agreement, of at least $455 million, (iii) maintain quarterly minimum aggregate Adjusted Management EBITDA relating to the military housing segment and student housing managed properties, as defined in the line of credit agreement, of $5 million, and (iv) our federal tax status as a REIT. As of December 31, 2006, we were in compliance these financial covenants.

We elected to be treated as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis. Therefore, except as discussed below, as a general matter, a substantial portion of cash generated by our operations will be used to fund distributions to shareholders and holders of limited partnership interests in our operating partnership, and will not be available to satisfy our liquidity needs. Future dividends will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our Board of Trustees deems relevant. For the fourth quarter of 2006, we declared a quarterly dividend distribution of $0.165 per common share, payable to shareholders of record on December 29, 2006. We distributed this dividend on February 1, 2007, and at the same time, our operating partnership paid a distribution of $0.165 per unit to holders of limited partnership interest in our operating partnership. Historically, since our initial public offering in 2004, our full quarterly dividend distributions were equal to $0.2275 per common share. Our Board of Trustees lowered our quarterly dividend distribution for the fourth quarter of 2006 after an evaluation of the Company’s liquidity, and we cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. To the extent that our cash flow from operations is insufficient to fund our anticipated dividend distributions, we may seek to borrow funds under our credit facility or through other third party debt financing or we may lower our dividend distribution. Our available cash for distributions will be affected by a number of factors, including: our ability to complete our strategic plans for the sale, refinancing and joint venture of multiple student housing properties as outlined above; the revenue we receive from our student housing properties; revenues from management fees in connection with management services that we will provide for student housing properties owned by others; revenues from our military housing projects; our operating expenses; interest expense; costs related to our pending class action lawsuits; and any unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see the section entitled “Risk Factors” in Part I, Item 1A of this report.

As of December 31, 2006, 68 of our owned student housing properties, two student housing properties in which we have an ownership interest, as well as our corporate office building, were encumbered by security interests relating to notes payable aggregating $1.018 billion, exclusive of net debt premium amounts, and secured by first liens on the individual assets with a net book value of approximately $1.023 billion. These notes payable had a weighted-average interest rate of 5.18%, mature at various dates between March 2007 and June 2024 and require monthly payments of principal and interest or monthly payments of interest only. The table below sets forth for 2007, the five succeeding years and thereafter the aggregate annual principal payments of the above-referenced indebtedness (dollars in thousands):

2007	$46,369
2008	32,684
2009	45,042
2010	100,008
2011	95,565
2012 and thereafter	698,374
$1,018,042

With regard to our military housing privatization projects, we are typically required to fund our portion of the equity commitment to the project’s joint venture after all other sources of funding for the project have been expended. With respect to our Navy Northeast Region project and our AETC Group I project, however, we were required to fund the equity commitment at commencement of the project. We made a $9.5 million equity contribution in November 2004 relating to our Navy Northeast Region project, an $8.0 million equity contribution in February 2007 relating to our AETC Group I project, and, as of December 31, 2006, had contractually committed to contribute an aggregate of $2.0 million in 2007 to our Fort Hamilton project; $5.9 million in 2007 to our Walter Reed Army Medical Center/Fort Detrick project of which $4.0 million has been funded through February 2007; $3.6 million in 2010 for our Fort Eustis/Fort Story project;  $3.0 million in 2010 or 2011 for our Carlisle/Picatinny project;  $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project;  an aggregate of $4.5 million to our Fort Gordon project in several phases that commence in 2011 and end in 2012, and $6.3 million in 2012 for our Fort Bliss/White Sands project. These equity contributions help to fund the development, construction and renovation of housing units at these bases during their respective initial development periods.

Typically, we are reimbursed for certain payroll expenses relating to the student housing properties we manage for third parties, for certain costs we incur after we are awarded the right to exclusively negotiate agreements for a military housing project until we enter into agreements for the project and for transition costs we incur shortly before initiation of our management of a military housing project. However, we are required to fund these costs prior to the time we receive the reimbursements. Typically, our military projects require approximately $1.0 million to $7.0 million in costs associated with transition and exclusive negotiations, depending on the size of the project. The expenditures typically begin 12 months prior to executing an agreement for the military housing project. Accordingly, the timing between our payments and reimbursements for projects may add to our short-term liquidity needs.

If cash flows from any of our military housing privatization projects are insufficient to meet the coverage ratios or benchmarks entitling us to receive fee payments, any unpaid fees will accumulate and be subsequently paid from operations or upon dissolution of the projects to the extent that funds are available and the applicable thresholds are met. If these thresholds are not met, we will not have access to or receive certain of the fees we have earned. The unavailability of these funds would materially impact our ability to meet our short-term and long-term liquidity needs. We will be required to make equity contributions at the beginning of the initial development period for typical Navy transactions and at the end of the initial development period for typical Army transactions. We also were required to make our equity contribution at the beginning of the initial development period for our AETC Group I project with the Air Force. Based on our current expectations regarding the terms of the debt funding for our military housing projects, we expect that the projects will generate sufficient cash flows to fund the reinvestment account and pay anticipated equity returns.

With regard to our currently owned student housing properties, we do not have any material short-term capital commitments, other than with respect to our short-term capital needs relating to the general expenses and costs associated with operating and managing these properties. We will require, however, funds in connection with our anticipated acquisitions of student housing properties. During at least the first half of 2007, we currently expect to place less emphasis on the acquisition of additional student housing properties, and to continue to focus on the operational performance of our existing student housing properties and development projects. If we are able to complete our strategic plan as outlined above, pay down our existing line of credit and obtain a new long-term line of credit, we may determine that it is appropriate to place greater emphasis on the acquisition of student housing properties that are located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. To the extent that we seek to acquire student housing properties during at least the first half of 2007, we will consider funding the acquisition through joint venture structures similar to the joint venture terms that we entered into with respect to our Orono, Maine and Bowling Green, Ohio development properties. The timing of any acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We would also consider funding our equity portion of any joint ventures by using funds from available cash from operations or borrowings. We may also determine that it is appropriate to purchase student housing properties outright, as opposed to with a joint venture partner, depending upon factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property.

For the remainder of 2007, we also expect to incur significant legal fees in connection with our pending class action litigation. These fees could impact the level of cash from operations that we would otherwise expect to be available for the acquisition of student housing properties, and therefore could affect the number of acquisitions that we seek to complete during the next six to 12 months.

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

Contractual Obligations

The following table summarizes our contractual obligations, as well as obligations under certain acquisition contracts we consider probable of completion as of December 31, 2006 for this year, the four succeeding years and thereafter, in the aggregate.

Contractual Obligations(1)	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Notes payable(2)	$46,369	$32,684	$45,042	$100,008	$95,565	$698,374	$1,018,042
Line of credit	199,435	—	—	—	—	—	199,435
Interest(3)	65,902	53,912	50,477	46,580	42,181	133,787	392,839
Operating leases(4)	393	393	395	405	405	18,692	20,683
Acquisitions of properties(5)	19,009	—	—		—	—	19,009
Equity contribution(6)	7,830	—	—	6,600	12,510	6,300	33,240
Employment/consulting agreements(7)	1,464	876	438	—	—	—	2,778
	$340,402	$87,865	$96,352	$153,593	$150,661	$857,153	$1,686,026

(1)          Excludes individual contractual obligations with a value of less than $25,000, contractual obligations relating to our operations that may be terminated with notice of one month or less and contractual obligations for which we expect to be reimbursed.

(2)          Represents scheduled payments of principal.

(3)          Represents estimated future interest payments on debt outstanding at December 31, 2006, including borrowings under our line of credit. These estimated amounts assume that all debt remains outstanding until the debt maturity date as provided in the applicable loan agreement, and also assumes the same interest rates that were in effect as of December 31, 2006. We also have assumed for purposes of this table, that we repay our line of credit on its initial maturity date of June 1, 2007.

(4)          Represents ground leases with respect to two of our student housing properties. One ground lease ends on September 1, 2051 with the ability to renew for two additional five-year terms. The other ground lease ends on October 31, 2054 with the ability to renew for one additional 49-year term. The rental payment is subject to increases every five years, based on increases in the consumer price index (CPI) of at least 3%. The rental increases are based on an assumed CPI increase of 3% every five years. Actual rental payments may vary from the amounts presented based on the actual CPI increases that are used to calculate the rent increases.

(5)          Represents the contractual obligations to purchase one student housing property and fourteen undeveloped parcels of land that we had under agreement of sale as of December 31, 2006.

(6)          Represents contractual commitments to fund equity contributions to military housing privatization projects. Excludes $8.0 million in equity funded in connection with our AETC Group I project, which was paid upon closing of the project award on February 6, 2007.

(7)          We are subject to employment agreements with each our executive officers, including Gary M. Holloway, Sr.,  Bruce F. Robinson, John DeRiggi, J. Patrick O’Grady and Joseph M. Macchione. Each of these agreement has an initial term of three years. The initial term of the agreements for Messrs. Holloway and Robinson ends on November 2, 2007. In addition, we are subject to a consulting agreement with Joseph M. Coyle, the former president of our student housing business, who resigned from the Company. The consulting agreement, which became effective on January 1, 2006, had an initial term of 17 months.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Given current market conditions, our strategy favors fixed-rate, secured debt over variable-rate debt to minimize our exposure to increases in interest rates. As of December 31, 2006, 79% of the outstanding principal amount of our notes payable secured by properties we owned had fixed interest rates with a weighted-average rate of 5.18%. The remaining 21% of outstanding principal amount of our notes payable and our line of credit, at December 31, 2006, had variable interest rates primarily equal to LIBOR plus 2.0%.

As of December 31, 2006, we had $199.4 million in funds drawn from our credit facility, bearing a variable weighted average interest rate of 7.35%.

As of December 31, 2006, based on our variable rate debt balances described above, if interest rates were to increase by 1.0%, our interest expense would increase by approximately $2.6 million on an annual basis.

Item 8.                        Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

PAGE
Reports of Independent Registered Public Accounting Firms	94
GMH Communities Trust Consolidated Balance Sheets as of December 31, 2006 and 2005	96
GMH Communities Trust and The GMH Predecessor Entities Consolidated and Combined Statements of Operations for the years ended December 31, 2006 and 2005, the period from November 2, 2004 through December 31, 2004, and the period from January 1, 2004 through November 1, 2004	97
GMH Communities Trust and The GMH Predecessor Entities Consolidated and Combined Statements of Beneficiaries’ and Owners’ Equity for the years ended December 31, 2006 and 2005, the period from November 2, 2004 through December 31, 2004, and the period from January 1, 2004 through November 1, 2004	98
GMH Communities Trust and The GMH Predecessor Entities Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2006 and 2005, the period from November 2, 2004 through December 31, 2004, and the period from January 1, 2004 through November 2, 2004	99
Notes to Consolidated and Combined Financial Statements	100

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
GMH Communities Trust

We have audited the accompanying consolidated balance sheet of GMH Communities Trust as of December 31, 2006, and the related consolidated statements of operations, beneficiaries’ equity and cash flows for the year ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 15(c). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GMH Communities Trust as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GMH Communities Trust’ s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/  REZNICK GROUP,  P.C.
Baltimore, Maryland
March 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of GMH Communities Trust

We have audited the accompanying consolidated balance sheet of GMH Communities Trust as of December 31, 2005, and the related consolidated statements of operations, beneficiaries’ equity, and cash flows for the year ended December 31, 2005 and for the period from November 2, 2004 to December 31, 2004 and the combined statements of operations, owner’s equity, and cash flows of The GMH Predecessor Entities for the period from January 1, 2004 to November 1, 2004. Our audits also included the financial statement schedules as of December 31, 2005 and 2004 and for each of the years then ended, listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GMH Communities Trust at December 31, 2005, and the related consolidated results of its operations and its cash flows for the year ended December 31, 2005 and for the period from November 2, 2004 to December 31, 2004 and the combined results of operations and cash flows of The GMH Predecessor Entities for the period from January 1, 2004 to November 1, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein as of  December 31, 2005 and 2004 and for each of the years then ended.

/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
July 27, 2006, except Note 13 (for 2005 and 2004)
as to which the date is March 15, 2007

GMH COMMUNITIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	December 31, 2006	December 31, 2005
ASSETS
Real estate investments:
Student housing properties	$1,659,422	$1,210,255
Accumulated depreciation	66,855	29,039
	1,592,567	1,181,216
Corporate assets:
Corporate assets	9,427	8,178
Accumulated depreciation	1,002	565
	8,425	7,613
Cash and cash equivalents	22,539	2,240
Restricted cash	16,955	11,625
Accounts and other receivables, net:
Related party	17,131	19,191
Third party	2,762	2,925
Investments in military housing projects	37,987	37,828
Deferred contract costs	2,480	1,063
Deferred financing costs, net	5,103	4,088
Lease intangibles, net	2,468	3,201
Deposits	907	2,856
Other assets	4,666	4,105
Total assets	$1,713,990	$1,277,951
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$1,028,290	$692,069
Line of credit	199,435	36,000
Accounts payable	3,213	5,566
Accrued expenses	27,257	21,253
Dividends and distributions payable	12,077	16,227
Other liabilities	28,446	21,337
Total liabilities	1,298,718	792,452
Minority interest	157,972	188,633
Commitments and Contingencies (Note 11)	—	—
Beneficiaries’ equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 41,567,146 and 39,699,843 issued and outstanding at December 31, 2006 and 2005, respectively	42	40
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	325,347	325,135
Cumulative earnings	1,324	6,310
Cumulative dividends	(69,413)	(34,619)
Total beneficiaries’ equity	257,300	296,866
Total liabilities and beneficiaries’ equity	$1,713,990	$1,277,951

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the year ended December 31, 2006 (Company)	For the year ended December 31, 2005 (Company)	Period from January 1 to November 1, 2004 (Predecessor)	Period from November 2 to December 31, 2004 (Company)
Revenue:
Rent and other property income	$189,041	$132,094	$11,453	$14,197
Expense reimbursements:
Related party	64,230	57,930	19,494	13,815
Third party	6,013	4,650	6,287	916
Management fees:
Related party	8,481	7,005	3,120	1,235
Third party	3,167	3,774	3,537	449
Other fee income—related party	21,635	18,321	4,899	3,561
Other income	564	378	509	406
Total revenue	293,131	224,152	49,299	34,579
Operating Expenses:
Property operating expenses	87,845	57,619	13,234	7,954
Reimbursed expenses	70,243	62,580	25,781	14,731
Real estate taxes	18,010	12,191	824	1,063
Administrative expenses	17,682	12,254	3,095	2,911
Audit Committee and Special Committee expenses	7,821	—	—	—
Profits interests and employee initial public offering bonus expense	—	—	37,502	—
Depreciation and amortization	43,830	34,188	3,264	3,890
Interest	55,333	31,025	2,852	3,220
Total operating expenses	300,764	209,857	86,552	33,769
(Loss) income before equity in earnings of unconsolidated entities, minority interest and income taxes	(7,633)	14,295	(37,253)	810
Equity in earnings of unconsolidated entities	3,523	3,073	—	—
(Loss) income before minority interest and income taxes	(4,110)	17,368	(37,253)	810
Income taxes	4,733	5,580	—	312
(Loss) income before minority interest	(8,843)	11,788	(37,253)	498
Minority interest	(3,857)	5,729	—	247
Net (loss) income	$(4,986)	$6,059	$(37,253)	$251
(Loss) Earnings per share—basic	$(0.12)	$0.19		$0.01
(Loss) Earnings per share—diluted	$(0.12)	$0.18		$0.01

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
CONSOLIDATED AND COMBINED STATEMENTS OF BENEFICIARIES’ AND OWNER’S EQUITY
(in thousands, except number of shares and per share information)

		The Company
	Predecessor		Par Value of	Additional
	Owner’s Equity	Common Shares	Common Shares	Paid-in Capital	Cumulative Earnings	Cumulative Dividends
Balance at January 1, 2004	$3,594	—	—	—	—	—
Cash contributions	129,330	—	—	—	—	—
Cash distributions	(32,253)	—	—	—	—	—
Profits interest (See Note 10)	33,180	—	—	—	—	—
Net property contributions	1,992	—	—	—	—	—
Net loss from January 1, 2004 to November 1, 2004	(37,253)	—	—	—	—	—
Exchange of equity for units of limited partnership	(13,255)		—	13,255	—	—
Balance at November 1, 2004	85,335	—	—	13,255	—	—
Sale of common stock, net of offering costs	—	30,350,989	30	331,695	—	—
Redemption of Vornado’s Class B partnership interests (see Note 1)	(77,300)	—	—	—	—	—
Cash distributions	(8,035)	—	—	—	—	—
Transfer to minority interest (see Note 2)	—	—	—	(144,674)	—	—
Dividends ($0.16 per common share)	—	—	—	—	—	(4,856)
Net income from November 2, 2004 to December 31, 2004	—	—	—	—	251	—
Balance at December 31, 2004	—	30,350,989	30	200,276	251	(4,856)
Transfer of Corporate Flight Services to Gary M. Holloway, Sr. (see Note 9)	—	—	—	87	—	—
Sale of common stock, net of offering costs	—	9,315,000	10	124,641	—	—
Dividends ($0.91 per common share)	—	—	—	—	—	(29,763)
Shares issued to non-employee trustees	—	33,854	—	—	—	—
Amortization of share compensation	—	—	—	131	—	—
Net income for year ended December 31, 2005	—	—	—	—	6,059	—
Balance at December 31, 2005	—	39,699,843	40	325,135	6,310	(34,619)
Dividends ($0.8475 per common share)	—	—	—	—	—	(34,794)
Shares issued to employee and non-employee trustees	—	50,056	—	—	—	—
Shares issued upon conversion of warrants	—	1,817,247	2	(2)	—	—
Redemption of limited partnership units	—	—	—	(46)	—	—
Amortization of share compensation	—	—	—	260	—	—
Net loss for year ended December 31, 2006	—	—	—	—	(4,986)	—
Balance at December 31, 2006	$—	41,567,146	$42	$325,347	$1,324	$(69,413)

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31, 2006 (Company)	For the year ended December 31, 2005 (Company)	Period from January 1 to November 1, 2004 (Predecessor)	Period from November 2, to December 31, 2004 (Company)
Cash flows from operating activities:
Net (loss) income	$(4,986)	$6,059	$(37,253)	$251
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	38,280	25,678	2,372	2,469
Amortization:
Lease intangibles	5,167	8,235	893	1,421
Amortization of debt premium	(2,511)	(2,242)	(295)	(374)
Deferred loan costs	4,040	1,245	60	329
Other amortization	643	406	—	—
Bad debt expense	2,693	1,632	—	—
Equity in earnings of unconsolidated entities in excess of distributions received	(904)	(3,073)	—	—
Minority interest	(3,857)	5,729	—	247
Changes in operating assets and liabilities:
Restricted cash	(5,330)	(9,312)	(2,595)	282
Accounts and other receivables	(470)	(13,198)	(4,737)	(2,076)
Deferred contract costs	(1,417)	(937)	(5,972)	5,785
Deposits and other assets	1,388	(2,241)	(7,040)	13,529
Accounts payable	1,855	4,129	4,175	(2,455)
Accrued expenses and other liabilities	12,018	28,192	11,564	(5,472)
Accrued profits interest	—	—	33,180	—
Net cash provided by (used in) operating activities	46,609	50,302	(5,648)	13,936
Cash flows from investing activities:
Property acquisitions	(367,308)	(407,428)	(167,140)	(272,975)
Capitalized expenditures	(19,890)	(20,316)	(87)	(207)
Distributions received from unconsolidated entities in excess of earnings	412	5,468	—	—
Contributions to unconsolidated entities	—	—	—	(10,600)
Purchase of management contract	—	—	(1,189)	—
Net cash used in investing activities	(386,786)	(422,276)	(168,416)	(283,782)
Cash flows from financing activities:
Owner distributions	(65,748)	(50,987)	(32,253)	(126,463)
Owner contributions	—	—	129,330	41,128
Redemption of unit holders	(45)	—	—	—
Proceeds from mortgage notes payable	272,487	277,989	103,898	61,470
Repayment of mortgage notes payable	(4,598)	(71,852)	(808)	(507)
Line of credit borrowings	327,435	306,000	—	—
Line of credit payments	(164,000)	(270,000)	—	—
Payment of financing costs	(5,055)	(2,513)	(1,031)	(2,165)
Proceeds of public offerings	—	132,749	—	342,359
Costs related to public offerings	—	(8,098)	(5,443)	(5,194)
Net cash provided by financing activities	360,476	313,288	193,693	310,628
Net increase (decrease) in cash and cash equivalents	20,299	(58,686)	19,629	40,782
Cash and cash equivalents, beginning of period	2,240	60,926	515	20,144
Cash and cash equivalents, end of period	$22,539	$2,240	$20,144	$60,926
Supplemental information
Real estate acquired by assuming debt including debt premium	$47,388	$122,376	$128,622	$61,258
Issuance of units of limited partnership interest for purchase of student housing properties	$—	$28,570	$—	$8,054
Property distributed at net book value	$—	$3,854	$(381)	$—
Debt distributed at net book value	$—	$4,208	$—	$—
Issuance of units of limited partnership interest for purchase of military housing joint venture	$—	$—	$—	$31,000
Furniture and computers contributed at net book value	$—	$—	$463	$—
Interest paid	$51,318	$28,686	$2,142	$2,617
Income taxes paid	$4,683	$5,115	$—	$—

See accompanying notes to consolidated and combined financial statements.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements
December 31, 2006

1.   Organization and Basis of Presentation

Organization

GMH Communities Trust (the “Trust,” the “Company,” or sometimes referred to as “we”) elected to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2004. The Trust was formed as a Maryland real estate investment trust in May 2004 and prior to completion of our initial public offering, had no operations. We completed our initial public offering on November 2, 2004, pursuant to which we sold an aggregate of 30,350,989 common shares of beneficial interest at an offering price of $12.00 per share, and raised an aggregate of $331.7 million in net proceeds, after deducting the underwriters’ discount and other offering-related expenses. We contributed the net proceeds from the offering to our operating partnership, GMH Communities, LP, a Delaware limited partnership (the “Operating Partnership”), in exchange for units of partnership interest.

On October 4, 2005, we sold 9,315,000 common shares of beneficial interest, including 1,215,000 shares issued upon full exercise of the underwriters’ over-allotment option, at an offering price of $14.25 per share. The Company raised an aggregate of $124.6 million in net proceeds from the offering after deducting the underwriters’ discounts, payment of financial advisory fees and other offering-related expenses. The net proceeds of this offering, which the Company contributed to the Operating Partnership in exchange for units of partnership interest, were used by the Operating Partnership to repay outstanding indebtedness under our credit facility. As of December 31, 2006, the Operating Partnership had 73,191,763 units of partnership interest outstanding, of which the Trust owned 40,985,977 units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of December 31, 2006, there were 31,624,617 units of limited partnership interest outstanding that were not owned by the Company.

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

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

1.   Organization and Basis of Presentation (Continued)

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

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

1.   Organization and Basis of Presentation (Continued)

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

In addition, in connection with the redemption of Vornado’s Class B interests in the Operating Partnership and amendment to the partnership agreement for the Operating Partnership on November 2, 2004, Mr. Holloway’s Class A limited partnership interest and managing general partnership interest in the Operating Partnership were exchanged for 19,624,294 limited partnership units and Mr. Holloway contributed additional assets to the Operating Partnership, including interests in entities that own our corporate headquarters and aircraft and interests in an additional student housing property.

Basis of Presentation

The financial statements of GMH Communities Trust included herein present the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and the period from November 2, 2004 through December 31, 2004. All intercompany items and transactions have been eliminated.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

1.   Organization and Basis of Presentation (Continued)

The financial statements of The GMH Predecessor Entities included herein present the combined results of their operations and their cash flows for the period from January 1, 2004 to November 1, 2004. All intercompany items and transactions have been eliminated.

Liquidity

On October 2, 2006, the Company entered into a $250.0 million revolving line of credit with Wachovia Bank. The line of credit had an initial term of six months, which was subsequently amended in February 2007 to extend the initial term through June 1, 2007. If not repaid, the Company can extend the maturity to October 2, 2007, with the payment of an additional 2% of the outstanding principal balance and an increase in the interest rate charged from LIBOR plus 2% to LIBOR plus 4.5%. In December 2006, the Company announced that it had developed a business strategy to repay the outstanding line of credit through a combination of refinancing certain properties and selling other properties to third parties or through a joint venture in which the Company would retain an interest. While an overall pool of assets were evaluated to effect this strategy, the specific properties to be sold had not been identified and, therefore, did not meet the requirements under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), to be presented as discontinued operations at December 31, 2006. During the first quarter of 2007, the criteria for classification as held for sale under SFAS No. 144 was met, as the specific properties for sale were identified and the Board of Trustees approved the plan to sell the specific properties.

The refinancing portion of this strategy was completed in February 2007 and generated net proceeds of $73.6 million that were used to repay an equal amount of outstanding indebtedness under the Company’s line of credit. As of the date of this report, the Company had executed letters of intent to sell seven of our currently-owned student housing properties, as well as a non-binding letter of intent with a third party institutional investor to enter into a joint venture that will cover an additional six of our currently-owned student housing properties. The net carrying value and outstanding notes payable balances of these 13 properties were $236.3 million and $138.6 million, respectively as of December 31, 2006. Although these transactions were still in the due diligence phase as of the date of this report, and the Company has not executed binding agreements, the Company currently expects to complete these transactions during the second quarter of 2007. The proceeds from these transactions also will be used to repay outstanding indebtedness under our line of credit. The Company intends to terminate the line of credit upon repayment of all outstanding balances, and also is negotiating for a long-term line of credit to be in effect upon the termination of the existing line of credit.

The Company currently expects that the business strategy outlined above, if successful, will result in the repayment of the existing line of credit and leave two currently-owned student housing properties unencumbered. The unencumbered properties should provide sufficient financing capacity throughout 2007 and the Company expects to supplement that capacity with a new line of credit.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

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

Real Estate Investments and Corporate Assets

We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost of acquired assets includes the purchase price and related closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with SFAS No. 141 (“SFAS 141”), Business Combinations. We estimate fair value based on information obtained from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, and other market data.

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less. Accumulated amortization related to intangible lease costs was $2.0 million at December 31, 2006 and $3.2 million at December 31, 2005.

We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. Commencing towards the end of the second quarter and more significantly during the third quarter of each fiscal year, the Company typically will experience an increase in property operating expenses over other quarters as a result of repair and maintenance expenditures relating to turnover of units at student housing properties. The Company’s student housing lease terms generally commence in August or September to coincide with the beginning of the academic year. Accordingly, the Company expects to incur a majority of its repair and maintenance costs in the second and third quarters to prepare for new residents.

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

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

2.   Summary of Significant Accounting Policies (Continued)

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

Cash Equivalents

All highly-liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company has substantially all of its cash and short-term investments with one major financial institution. Such cash balances, at times, may exceed FDIC limits.

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

Accounts receivable are presented net of the allowance for doubtful accounts of $331,000 and $710,000 at December 31, 2006 and 2005, respectively.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $2.9 million and $1.2 million at December 31, 2006 and 2005, respectively.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

2.   Summary of Significant Accounting Policies (Continued)

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

Deposits

Deposits primarily consist of amounts paid to third parties in connection with planned acquisitions, amounts paid to lenders that provide related financing or the refinancing of existing loans and deposits paid to utility companies. At December 31, 2006, deposits for planned acquisitions totaled $155,000 and other deposits totaled $752,000. At December 31, 2005, deposits for planned acquisitions totaled $2.1 million, deposits related to financings totaled $160,000 and other deposits totaled $623,000.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts and other receivables, deposits, other assets, accounts payable, accrued expenses, dividends and distributions payable, and other liabilities approximate fair value because of the relatively short-term nature of these instruments.

Debt assumed in connection with property acquisitions is recorded at fair value at the date of acquisition and the resulting premium or discount is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease (in the case of a premium) or increase (in the case of a discount) in interest expense.

The carrying value and fair value of fixed-rate notes payable at December 31, 2006 was approximately $971 million and $964 million, respectively. Fair value was estimated using rates the Company believed were available to it as of December 31, 2006 for debt with similar terms. The carrying value of variable-rate notes payable approximates fair value at December 31, 2006.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $2.0 million , $1.7 million, $0.1 million, and $0.1 million  for the years ended December 31, 2006 and 2005, the period from January 1, 2004 to November 1, 2004 and  the period from November 2, 2004 to December 31, 2004, respectively.

Revenue Recognition

Student Housing Owned Properties Segment

Rental revenue is recognized when due over the lease terms, which are generally 12 months or less.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

2.   Summary of Significant Accounting Policies (Continued)

Other property income, including, but not limited to, lease processing fees, move-in fees, and activity fees is recognized as earned throughout the course of the year. The timing of these fees typically fluctuates in relation to the academic year leasing cycle.

Student Housing Managed Properties Segment

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

Military Housing Segment

Standard and incentive management fees, which are based on a percentage of effective gross revenue generated by the military housing privatization projects from the basic allowance for housing (BAH) provided by the government to service members are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied. Accrued and unbilled incentive management fees of $1.0 million are included in accounts receivable—related party at both December 31, 2006 and 2005.

Standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of houses according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. Accrued and unbilled incentive development and construction/renovation fees of $2.3 million and $2.7 million are included in accounts receivable—related party at December 31, 2006 and 2005, respectively.

Revenues on fixed-price renovation contracts are recorded on the percentage-of-completion method. When the percentage-of-completion method is used, contract revenue is recognized in the ratio that costs incurred to date bear to estimated costs at completion. Adjustments to cost estimates are made in the

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

2.   Summary of Significant Accounting Policies (Continued)

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

The Company earns equity returns on its investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of December 31, 2006, only the Fort Carson project had passed its initial development period.

Expense reimbursements are comprised primarily of renovation expenses and property management expenses, the costs of which are reimbursed by the military housing projects to which they relate. The expenses include payments to third parties for renovation services, and include salaries and related costs of the Company’s employees that are managing the renovation and property management services. The Company accrues expense reimbursements as the related expenses are incurred.

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

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

2.   Summary of Significant Accounting Policies (Continued)

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

Investments in Military Housing Projects and Student Housing Joint Ventures

We own equity interests in the joint ventures that own our military housing privatization projects with the U.S. military to design, develop, construct/renovate and manage the military family housing located on or near various bases throughout the United States. The Company evaluates its investments in military housing project joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity (“VIE”) as defined under FASB Financial Interpretation No. 46 (as revised) (“FIN 46(R)”). The Company has concluded that each of the military housing project joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting. Our investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture’s operating agreement. The Company has exposure to loss to the extent of its investments, if any, and any receivables due from the project.

The Company entered into a joint venture in the third quarter of 2005 to develop and construct two student housing properties. The Company contributed land to the joint venture in exchange for its 10% interest and cash. In addition, the Company has the option to purchase the joint venture partner’s interest in the joint venture within one year of completion of the properties, and the Company has provided certain guarantees for a portion of the construction loans. As such, the transaction is being accounted for as a financing arrangement, whereby the Company records the real estate as an asset, depreciates the property, and records a financing obligation. Construction was completed in August 2006.

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

In conformity with the Code and applicable state and local tax statutes, taxable income or loss of The GMH Predecessor Entities was required to be reported in the tax returns of Gary M. Holloway, Sr. and Vornado, as such entities were treated as pass-through entities for tax purposes. Accordingly, no income

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

2.   Summary of Significant Accounting Policies (Continued)

tax provision has been reflected in the accompanying combined statement of operations of The GMH Predecessor Entities.

Audit Committee and Special Committee Expenses

During the first quarter of 2006, the Audit Committee of our Board of Trustees initiated an investigation promptly following receipt of a letter from the Company’s former Chief Financial Officer, alleging, among other things, a “tone at the top” problem within management, and raising concerns regarding various accounting methodologies that were being considered by management in connection with certain transactions that occurred in the fourth quarter of 2005. The Audit Committee conducted the investigation with the assistance of independent legal counsel, as well as a forensic accounting firm retained by the Audit Committee’s counsel. The investigation was completed during the third quarter of 2006.

During 2006, the Board of Trustees formed a Special Committee to explore strategic alternatives for the Company. The Special Committee was disbanded in December 2006.

The Company incurred significant legal, accounting, financial advisory as well as committee fees in connection with both the Audit Committee investigation and activities of the Special Committee. All costs have been expensed as incurred and are reported in Audit Committee and Special Committee expenses on the accompanying consolidated statements of operations.

Adoption of Recent Accounting Pronouncements

Share based compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, as revised, “Share-Based Payments.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions. The adoption of SFAS No. 123R did not have a material impact on the Company’s financial condition or results of operations during 2006.

Accounting for misstatements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108) which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB 108 allows companies to record that effect as a cumulative effect adjustment to beginning of year retained earnings. The Company adopted SAB 108 during 2006 and there was no impact on the Company’s financial condition.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

2.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which for the Company is January 1, 2007, and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of the adoption of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008, and interim periods within those fiscal years. The Company is evaluating the impact this statement will have on its consolidated financial statements.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation

3.   Real Estate Investments

As of December 31, 2006, the Company owned 75 student housing properties and had ownership interests in two student properties through a joint venture, located near 51 colleges and universities in 27 states. These properties contain an aggregate of 14,432 units and 46,696 beds. The Company’s investment in student housing properties at December 31, 2006 and 2005, which includes the two joint venture properties that were under development and placed into service during the third quarter of 2006 are as follows (in thousands):

	2006	2005
Land	$168,579	$110,634
Building and improvements	1,444,349	1,055,157
Residential furniture and appliances	44,902	26,159
Construction in Progress	1,592	18,305
	$1,659,422	$1,210,255

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

4.   Real Estate Acquisitions

2006 acquisitions

During the year ended December 31, 2006, the Company acquired 21 student housing properties and five undeveloped parcels of land with an aggregate of 3,904 units and 12,128 beds for an aggregate purchase price of approximately $409.7 million. These acquisitions were financed through the placement of $266.8 million of new mortgage debt on the properties; assumption of $46.5 million of existing mortgage debt and the remaining balance was financed through borrowings under the Company’s credit facilities. The Company ascribed $4.4 million of the aggregate purchase price to the fair value of the in-place leases acquired. The results of operations of these properties are included in the accompanying statements of operations as of the respective acquisition dates.

The following unaudited proforma results of operations reflect the 2006 acquisitions as if they had occurred on January 1, 2005 (in thousands):

	December 31,
	2006	2005
Pro forma revenue	$322,117	$277,089
Pro forma net (loss)income	$(8,453)	$2,333
Pro forma EPS—Basic	$(0.21)	$0.07
Pro forma EPS—Diluted	$(0.21)	$0.07

2005 and 2004 acquisitions

During the year ended December 31, 2005, the Company acquired 24 student housing properties and three undeveloped parcels of land with an aggregate of 4,753 units and 14,302 beds for an aggregate purchase price of approximately $548.5 million. The Company ascribed $6.4 million of the aggregate purchase price to the fair value of in-place leases acquired. The results of operations are included in the accompanying statements of operations beginning on the respective acquisition dates.

Gary M. Holloway, Sr. and three other employees of the Company at the time, including two executive officers of the Company, and an employee of an entity owned by Mr. Holloway, held an ownership interest in two student housing properties that were acquired by the Company during the first quarter of 2005 for a total purchase price of $38.2 million. The Company paid $36.5 million in cash to investors in the selling entity not affiliated with the Company and issued a total of 141,549 units of limited partnership interest in the Operating Partnership to Mr. Holloway and these individuals with an aggregate fair value of $1.7 million in connection with the purchase. The fair value of the limited partnership units was based on the closing price of the Company’s common shares on the acquisition date. The fair value of the units of limited partnership interest was recorded as an increase to minority interest.

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

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

4.   Real Estate Acquisitions (Continued)

In August 2005, the Company entered into a joint venture with an institutional investor to develop and construct two student housing properties, located in Orono, Maine and Bowling Green, Ohio, with estimated aggregate costs of $43.4 million for acquiring, developing and constructing a total of 1,152 beds. The Company contributed land to the joint venture in exchange for its 10% interest and cash. In addition, the Company has the option to purchase the joint venture partner’s interest in the joint venture within one year of completion of the properties, and the Company has provided certain guarantees for a portion of the construction loans that are still outstanding. During 2006 and 2005 the Company capitalized interest costs of $1.2 million and $0.5 million, respectively. As such, the transaction is being accounted for as a financing arrangement, whereby the Company records the real estate as an asset, depreciates the property, and records a financing obligation. Construction was completed in August 2006.

The remaining acquisitions were financed through the placement of $210.9 million of new mortgage debt on the properties, assumption of $118.9 million in existing mortgage debt and the remaining balance was primarily financed through borrowings under the Company’s credit facilities.

During the year ended December 31, 2004, the Company acquired 30 student housing properties, and one undeveloped parcel of land for development as a student housing property, for an aggregate purchase price of $633.1 million. The results of operations of each of the acquired properties have been included in our statements of operations from the respective purchase dates.

The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004 gives effect to the 2005 and 2004 student housing property acquisitions as if the transactions had occurred on January 1, 2004 (in thousands). The pro-forma financial information for the year ended December 31, 2004 includes the $33.2 million of profits interest expense.

	December 31,
	2005	2004
Pro forma revenue	$255,159	$200,942
Pro forma net income (loss)	$7,675	$(33,105)
Pro forma EPS—Basic	$0.19	—
Pro forma EPS—Diluted	$0.18	—

5.   Investments in Military Housing Projects

We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting. Our investment is initially recorded at cost, and subsequently adjusted at each balance sheet date to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture’s operating agreement. The terms of the various agreements generally provide for the payment to the Company of an agreed upon preferred return on the Company’s invested capital and a return of the Company’s invested capital prior to the distribution of any amounts to the government entity that is a member of the joint venture.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

5.   Investments in Military Housing Projects (Continued)

As of December 31, 2006, we held a 10% and 9% ownership interest in eight and one, respectively, of the joint ventures that own and operate the military housing projects. As of December 31, 2006 we have invested capital in two of the joint ventures as discussed below.

The acquisition of our ownership interests in the joint venture that owns a 10% interest in Fort Carson Family, LLC and had the rights to exclusively negotiate the Fort Eustis/Fort Story military housing projects was recorded at fair value of the consideration paid in the amount of $31.0 million. The Fort Carson Family, LLC owns and operates the Fort Carson project. The underlying book value of the equity on the acquisition date was approximately $11.5 million. The remaining $19.5 million of this investment is being amortized based on the then current fiscal year revenue as a percentage of the estimated revenue to be earned over the remaining lives of the projects, which are 45 years for the Fort Carson project and 50 years for the Fort Eustis/Fort Story project. Amortization expense was $383,000, and $275,000 in 2006, and 2005, respectively.

The carrying value of the Company’s investment in Fort Carson Family Housing, LLC was $25.3 million at December 31, 2006 and $26.1 million at December 31, 2005. The Company is entitled to a preferred return on its investment in Fort Carson Family Housing LLC, plus 30% of the project’s net operating income. The project began repaying the Company’s equity investment in Fort Carson Family Housing LLC in July 2005. The equity investment is expected to be completely repaid by 2015. During 2006 and 2005, the Company received $3.1 million and $4.5 million respectively, of equity distributions from Fort Carson Family Housing LLC.

In November 2004, the Company and Benham Military Communities, LLC formed a joint venture known as GMH/Benham Military Communities LLC for the purpose of investing in the Navy Northeast Region military housing project. The Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC’s 10% interest is accounted for as minority interest and is included in accrued expenses on the accompanying consolidated balance sheets at December 31, 2006 and 2005. In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million for its 10% equity interest in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC is entitled to a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment was $12.7 million at December 31, 2006 and $11.7 million at December 31, 2005.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

5.   Investments in Military Housing Projects (Continued)

The following is a summary of the unaudited financial position of the unconsolidated military housing projects in which the Company had invested capital as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Net property	$331,066	$353,447
Other assets	621,371	472,312
Liabilities	36,859	28,527
Debt	778,530	662,135
Equity	137,048	135,097
Company’s share of equity	19,146	18,605

The following is a summary of unaudited results of operations of the unconsolidated military housing projects in which the Company had invested capital as of December 31, 2006 and 2005 (in thousands):

	Year ended December 31,
	2006	2005
Revenue	$101,493	$111,319
Operating expenses	57,174	61,463
Interest expense, net	19,249	28,028
Depreciation and amortization	20,539	23,205
Net income	4,531	(1,377)
Company’s equity income	3,523	3,073

6.   Income Taxes

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

The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities). A TRS is subject to corporate federal and state income tax. The TRS follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The TRS has recorded a deferred tax asset of $436,000 and $741,000 in 2006 and 2005 which are included in other assets on the accompanying consolidated balance sheets, primarily relating to development fees

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

6.   Income Taxes (Continued)

received and recognized for income tax purposes that have been deferred in the accompanying financial statements.

The provision for income taxes is comprised of the following for the years ended 2006 and 2005, and for the period November 2, 2004 to December 31, 2004 (in thousands):

	2006	2005	2004
Current federal	$3,695	$5,334	$263
Current state	733	987	49
Total current	4,428	6,321	312
Deferred federal	256	(630)	—
Deferred state	49	(111)	—
Total deferred	305	(741)	—
Provision for income tax expense	$4,733	$5,580	$312

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before provision for income taxes. The effective tax rate of the taxable REIT subsidiaries was 35.5% and 35.1% for the years ended December 31, 2006 and 2005, respectively and 24.9% for the period from November 2, 2004 to December 31, 2004. The Company’s effective tax rate is lower than the statutory tax rate as a result of permanent depreciation and amortization differences between income subject to income tax for book and tax purposes.

7.   Mortgage Notes Payable

The following table sets forth information regarding our mortgage indebtedness outstanding at December 31, 2006 and 2005 (in thousands):

	2006	2005
Fixed rate mortgages encumbered by student housing properties, bearing interest rates ranging from 4.03% to 6.19% at December 31, 2006, maturing at various dates through 2024, adjusted for unamortized net debt premium of $10.2 million	$964,817	$658,358
Variable rate mortgages encumbered by student housing properties we own and two in which we have an ownership interest through a joint venture, bearing interest rates ranging from 7.23% to 7.43% at December 31, 2006, maturing at various dates through 2015	57,773	33,711
Fixed rate mortgage encumbered by corporate office building bearing interest at 5.58%, requiring payments of interest only with balloon payment due in 2016	5,700	—
Total mortgage notes payable	$1,028,290	$692,069

The weighted-average interest rate on our mortgage notes payable was 5.18%, 4.97% and 4.65% during 2006, 2005 and 2004 respectively. As of December 31, 2006 and 2005, the net carrying value of the properties that are encumbered by mortgage indebtedness, including the two properties that we have an ownership interest in and our corporate office building was $1.433 billion and $1.013 billion, respectively.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

7.   Mortgage Notes Payable (Continued)

The table below sets forth for 2007, the five succeeding years and thereafter the aggregate annual principal payments of the above-referenced indebtedness (in thousands):

	Principal Amortization	Balloon Payments	Total
2007	$5,541	$40,828	$46,369
2008	5,598	27,086	32,684
2009	5,170	39,872	45,042
2010	5,153	94,855	100,008
2011	5,247	90,318	95,565
2012 and thereafter	16,675	681,699	698,374
	$43,384	$974,658	$1,018,042
Net debt premium			10,248
			$1,028,290

8.   Line of Credit

New Line of credit

On October 2, 2006 the Company entered into a $250 million revolving line of credit with Wachovia Bank, National Association, as amended. In connection with this transaction, the Company incurred approximately $3.3 million of transaction costs that are being amortized over the term of the agreement. Borrowings under this line of credit were used to (i) repay all the obligations under the Former Credit Facility, as defined below, and (ii) fund the equity portion of the purchase price for our acquisition of a portfolio of eleven properties that closed in October 2006. Borrowings from the line of credit may be used for only those purposes approved by the lender. Upon entering into the line of credit, the lender pre-approved the following uses: (i) acquire or fund certain pending student housing acquisitions and military housing projects, and (ii) fund the third and fourth quarter distributions, other general working capital advances pursuant to the terms of the agreement, and such other transactions as may be approved by Wachovia in its sole and absolute discretion. The new line of credit had an initial term of six months, which was subsequently amended in February 2007 to extend the initial term through June 1, 2007, referred to as the Initial Maturity Date, and provides for either of two additional extension options: (i) an additional three-month extension through September 1, 2007, referred to as the Option One Maturity Date, in the event that we have entered into a definitive agreement relating to a merger or the sale of substantially all of our assets, provided such merger/sale agreement has been approved by our Board of Trustees, has been announced publicly and is not subject to financial contingencies; and (ii) an additional four-month extension option through October 2, 2007 (provided notice is given no later than fifteen days prior to the later of the Initial Maturity Date or the Option One Maturity Date), subject to payment of a fee in an amount equal to 2% of the outstanding principal balance of the line as of the Initial Maturity Date or the Option One Maturity Date, as the case may be (this extension right is referred to as the Option Two Maturity Extension). In no event, however, will the maturity date of the line of credit extend beyond October 2, 2007.

Borrowings under this new line of credit currently bear interest at a Eurodollar rate based on LIBOR plus 2% and LIBOR plus 4.5% during the Option Two Maturity Extension.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

8.   Line of Credit (Continued)

The Operating Partnership and several of its direct and indirect subsidiaries that own and operate the student housing properties, including third party management contracts and our military housing projects guarantee the indebtedness under the line of credit. These entities have granted a security interest in the entities that own, directly or indirectly, the student housing properties, our third party management business and the contracts, pursuant to which we receive management, development and renovation fees with respect to operation of its military housing projects.

The new line of credit contains affirmative and negative covenants and also contains financial covenants which, among other things, require that the Company maintain (i) a fixed charge coverage ratio with respect to the student housing properties, as defined in the line of credit agreement, of at least 1.25 to 1.00, (ii) a consolidated tangible net worth, as defined in the line of credit agreement, of at least $455 million, (iii) maintain quarterly minimum aggregate adjusted management EBITDA relating to the military housing segment and student housing managed properties, as defined in the line of credit agreement, of $5 million, and (iv) maintain the Company’s federal tax status as a REIT. As of December 31, 2006, the Company was in compliance with these debt covenants.

As of December 31, 2006, the Company had $199.4 million outstanding under the line of credit, bearing interest at a weighted-average rate of 7.35%, and an additional $50.6 million was available for draw under the facility under the terms and conditions referred to above.

Former Credit Facility

In November 2004, the Company entered into a $150 million three-year unsecured revolving credit facility, subject to increase to $250 million (the “Former Credit Facility”), with a consortium of banks. The Former Credit Facility was terminated and all outstanding borrowings were paid on October 2, 2006 with proceeds from the new line of credit, as described above. The Company wrote off approximately $1.1 million of deferred financing costs relating to the termination of the Former Credit Facility during the fourth quarter of 2006. The Former Credit Facility provided for the issuance of up to $20 million of letters of credit, which was included in the $150 million availability. During certain periods in 2006, the Company was not in compliance with certain of its debt covenants under the former credit facility. All such events of non compliance had been previously waived.

As of December 31, 2005, the weighted average interest rate on borrowings outstanding under the former Credit Facility was 6.5%.

9.   Transactions with Related Parties

Related Party Management and Other Services

In the ordinary course of its operations, the Company has on-going business relationships with Gary M. Holloway, Sr., entities affiliated with Mr. Holloway, and entities in which Mr. Holloway or the Company has an equity investment. The operating results or financial position of the Company and the GMH Predecessor Entities could be significantly different from those that would have been reported if the entities were autonomous. These relationships and related transactions are summarized below.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

9.   Transactions with Related Parties (Continued)

In connection with the Company’s initial public offering, Mr. Holloway, and various entities wholly-owned by Mr. Holloway, entered into a Contribution Agreement, dated October 18, 2004, with the Operating Partnership. Pursuant to the Contribution Agreement, Mr. Holloway contributed to the Operating Partnership all of the partnership interests of 353 Associates, L.P., which entity’s sole asset was the corporate headquarters building located in Newtown Township, Pennsylvania. The Commonwealth of Pennsylvania and Newtown Township each impose a 1% transfer tax on the transfer of these partnership interests. Mr. Holloway paid the Company approximately $61,000 as reimbursement for one-half of the aggregate transfer tax that was originally paid for by the Company in connection with transfer tax assessed against the transfer of the partnership interests. The amount was received by the Company in 2006 from Mr. Holloway, and was recorded as a reduction to corporate assets on the Company balance sheet as of December 31, 2005.

Through the completion of the Company’s initial public offering on November 2, 2004, common costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Mr. Holloway, including The GMH Predecessor Entities, using assumptions based on headcount that management believed were reasonable. During the period from January 1, 2004 to November 1, 2004, or such costs totaled $2.1 million and are included in administrative expenses in the accompanying combined statement of operations. Subsequent to November 2, 2004, such costs were incurred directly by the Operating Partnership. The allocation of such costs to other entities owned or controlled by Mr. Holloway during the years ended December 31, 2006 and 2005 and the period from November 2, 2004 to December 31, 2004 totaled $218,000, $318,000 and $47,000, respectively, and are reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.

The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway. During the years ended December 31, 2006 and 2005, rental income from these entities totaled $156,000 and $245,000, respectively, and during the period from November 2, 2004 to December 31, 2004, rental income from these entities totaled less than $0.1 million. These amounts are included in other property income in the accompanying consolidated and combined statements of operations.

The Company provided property management consulting services to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Mr. Holloway, in connection with property management services that GMH Capital Partners Asset Services, LP performed during the year ended December 31, 2005 and for the period November 2, 2004 to December 31, 2004 relating to five student housing properties containing a total of 2,174 beds. The Company earned consulting fees equal to 80% of the net management fees that GMH Capital Partners Asset Services, LP earned for providing the property management services. For the year ended December 31, 2005 and for the period November 2, 2004 to December 31, 2004, such fees totaled $0.3 million and less than $0.1 million, respectively. As of January 1, 2006, the management agreements relating to four of these properties were assigned from GMH Capital Partners Asset Services, LP to a subsidiary of the Company, and the management agreement relating to the fifth property was terminated. As a result, no such consulting fees were earned by the Company during 2006.

The Company earned management fees from properties in which Mr. Holloway was an investor. During the years ended December 31, 2006 and 2005, the period from November 2, 2004 to December 31,

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

9.   Transactions with Related Parties (Continued)

2004, and the period from January 1, 2004 to November 1, 2004, such income totaled $0.1 million, $0.2 million, $0.1 million, and $1.1 million, respectively. This property was sold during 2006.

The Company is reimbursed by the joint ventures relating to certain of its military housing projects in which the Company has an ownership interest, as well as student housing properties under the Company’s management in which Mr. Holloway was an investor through March 2005, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. The reimbursement of these costs is included in expense reimbursements—related party in the accompanying consolidated and combined statements of operations. During the year ended December 31, 2006 and 2005, the period from January 1, 2004 to November 1, 2004, and the period from November 2, 2004 to December 31, 2004, such expense reimbursements relating to these military housing projects and student housing properties totaled $64.0 million, $57.9 million, $19.5 million and $13.8 million, respectively.

The GMH Predecessor Entities previously paid management fees and reimbursed expenses to entities owned by Mr. Holloway that were not contributed to the Company in connection with its initial public offering. During the period from January 1, 2004 to November 1, 2004, the management fees and reimbursed expenses totaled less than $0.1 million.

Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to certain student housing properties and military housing projects that we have acquired or refinanced. In connection with the purchase of title insurance for these student housing properties and military housing projects, premiums were paid to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title insurance companies paid to Bryn Mawr Abstract, Inc. $0.4 million, $0.3 million and $0.5 million during the years ended December 31, 2006, 2005 and 2004, respectively, for providing title abstract services.

Mr. Holloway owns GMH Capital Partners Commercial Realty LP, an entity that provides real estate consulting and brokerage services for real estate transactions. During the year ended December 31, 2005, GMH Capital Partners Commercial Realty LP received aggregate commissions of $0.3 million from the sellers of two student housing properties that the Company purchased. In addition, in connection with the Company’s Navy Northeast Region project, GMH Capital Partners Commercial Realty LP received brokerage service fees of $0.2 million during the year ended December 31, 2004, in connection with the sale of a land parcel by the Navy that was formerly part of the Company’s Navy Northeast Region project. No such payments were made during the year ended December 31, 2006.

In February 2005, the Company transferred its interest in Corporate Flight Services, LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, back to Mr. Holloway. Corporate Flight Services, LLC had a net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer to Mr. Holloway, on the date it was transferred back to Mr. Holloway. This transfer was accounted for as a capital contribution to additional paid-in capital. During the year ended December 31, 2006 and 2005, the Company paid Corporate Flight Services, LLC $993,000 and $290,000, respectively for use of an aircraft owned by Corporate Flight Services, LLC.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

9.   Transactions with Related Parties (Continued)

Gary M. Holloway, Sr. and three other employees of the Company at the time, including two executive officers of the Company, and an employee of an entity wholly-owned by Mr. Holloway, held an ownership interest in two student housing properties that were acquired by the Company during the first quarter of 2005 for a total purchase price of $38.2 million. The Company paid $36.5 million in cash to investors in the selling entity not affiliated with the Company and issued a total of 141,549 units of limited partnership interest in the Operating Partnership to Mr. Holloway and these individuals with an aggregate fair value of $1.7 million in connection with the purchase.

Loan from General Electric Capital Corporation

During 2005, Denis J. Nayden, one of our trustees, served as a consultant to General Electric Company, which is the parent company of General Electric Capital Corporation. Prior to 2005, he served as a senior vice president of General Electric Company. As of December 31, 2005, we had outstanding mortgage indebtedness owed to General Electric Capital Corporation in an aggregate amount of $253.6 million secured by properties or other assets that we owned. Mr. Nayden ceased his consulting relationship with General Electric Company as of December 31, 2005.

10.   Profits Interests

In recognition of past services, certain employees of The GMH Predecessor Entities and other entities affiliated with Mr. Holloway were previously awarded profits interests by Mr. Holloway. These employees were eligible to participate in the net proceeds or value received by Mr. Holloway upon the sale or disposition of certain student housing properties and the military housing business in excess of Mr. Holloway’s equity investments in such assets. These employees rendered all services and satisfied all conditions necessary to earn the right to benefit from these profits interests as of the date that such profits interests were awarded. In accordance with SFAS No. 5, Accounting for Contingencies, compensation expense relating to the award of these profits interests was required to be recognized by The GMH Predecessor Entities when the sale or disposition of the assets resulting in proceeds received by Mr. Holloway in an amount in excess of his equity investment in such assets became probable. This amount became probable during the third quarter of 2004 when the remaining profits interests awards were amended to fix the value of such awards at $33.2 million to be paid to these employees unconditionally. Accordingly, we recognized compensation expense in this amount in the third quarter of 2004. Mr. Holloway’s obligations regarding the profits interests were satisfied upon the transfer to these employees of $33.2 million of units of limited partnership in the Operating Partnership owned by Mr. Holloway on November 2, 2004, the closing date of our initial public offering.

11.   Employee 401(k) Plan

Subsequent to the formation of the Operating Partnership, the Company established a tax deferred defined contribution 401(k) plan for its eligible employees. Participants may elect to defer a portion of their compensation by salary reduction. The Company’s contributions to the plan, which are based on a percentage of participant contributions, for the years ended December 31, 2006 and 2005 and the period from November 2, 2004 to December 31, 2004 totaled $0.2 million, $0.1 million and less than $0.1 million, respectively.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

11.   Employee 401(k) Plan (Continued)

The GMH Predecessor Entities’ employees were eligible to participate in a multi-employer tax-deferred defined contribution 401(k) plan. Participants elected to defer a portion of their compensation by salary reduction. The GMH Predecessor Entities’ contributions to the plan, which were based on a percentage of participant contributions, amounted to $35,000 for the period from January 1, 2004 to November 1, 2004.

12.   Commitments and Contingencies

As of December 31, 2006, we had an agreement to acquire one student housing property and 14 undeveloped parcels of land, of which 13 parcels relate to one project, for an aggregate purchase price of $19.0 million and had placed deposits related to such planned acquisitions totaling $155,000.

With regard to military housing privatization projects, the Company is typically required to fund its portion of the equity commitment to the project’s joint venture after all other sources of funding for the project have been expended. With respect to the Company’s Navy Northeast Region project, however, the Company was required to fund the equity commitment at commencement of the project. In connection with finalizing the agreements with the DoD for the Company’s military housing projects, the Company has committed to contribute the following aggregate amounts as of December 31, 2006 (in thousands):

2007	$7,830
2010	6,600
2011	12,510
2012	6,300
Total	$33,240

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

The Company has two ground leases with respect to two of its student housing properties, one of which expires on September1, 2051 and the other of which expires on October 31, 2054. Each ground lease provides for additional renewal terms. Aggregate annual payments under these ground leases are approximately $400,000.

As of December 31, 2006 the Company had employment agreements in place with each of its executive officers, of which two were executed in 2004 and three in 2006. Each employment agreement is for an initial three-year term and provides for base salaries aggregating $2.8 million over the next three years. The base salaries are increased annually effective January 1 of each year by a minimum amount equal to at least the percentage increase in the Consumer Price Index.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

12.   Commitments and Contingencies (Continued)

On December 31, 2005, the Company and one of its executive officers entered into a separation agreement, pursuant to which the executive resigned from his position as an officer of the Company and effectively terminated his employment agreement with the Company. Under the terms of the separation agreement, the executive remained eligible for an incentive bonus award for the fiscal year 2005, which was paid to the executive in June 2006. In addition, the executive has agreed to remain subject to certain restrictive covenants contained in the employment agreement, including non-disclosure of confidential information, non-competition and non-solicitation of employees, assignment of intellectual property rights, and on-going cooperation with the Company in connection with pending matters. The Company and the executive separately executed a Consulting Agreement, dated January 1, 2006, pursuant to which the executive has agreed to provide consulting services to the Company for an initial term through May 31, 2007. The Company is paying the executive $25,000 per month during the term of the Consulting Agreement as compensation for his services, which is being charged to expense as incurred.

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2006 and 2005.

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

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

12.   Commitments and Contingencies (Continued)

On April 11, 2006, April 20, 2006, April 27, 2006 and May 15, 2006, four additional class action complaints were filed with the Court against the defendants by separate law firms, and additional complaints may be filed in the near future until a class has been certified by the court. Each of these additional filed complaints alleges the same claims against the defendants as described above with respect to the complaint filed on April 5, 2006, except that the complaint filed on April 20, 2006 restricts the class period to purchasers of the publicly traded securities of the Company to the time period between May 5, 2005 and March 10, 2006.

On January 22, 2007, the court entered an order appointing two lead plaintiffs, as well as lead counsel and a liaison counsel. In addition, on that date, the court entered an order indicating that the lead plaintiffs shall file a consolidated complaint within 60 days of the date of the order and that defendants shall respond to the consolidated complaint within 60 days of service of such consolidated complaint. This order also stated that the parties shall not file any dispositive motions before attending a settlement conference with an assigned magistrate judge. Accordingly, the defendants do not expect to file a dispositive motion, such as a motion to dismiss the action, until a consolidated complaint has been filed and a settlement conference has taken place. The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff’s claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. The Company has not established a reserve for these claims as it has not determined that a loss is probable nor is it able to reasonably estimate potential losses, if any, related to this lawsuits. An adverse outcome could have a material adverse effect on our consolidated financial position and results of operations.

In addition, on March 12, 2007, the sellers of a portfolio of student housing properties that we acquired in June 2005, and who received units of limited partnership interests in our operating partnership in connection with the transaction, filed a lawsuit against the Company for securities fraud relating to our sale of the partnership interests. The sellers have alleged similar claims to those asserted in the Company’s pending class action litigation described above, including that the Company provided false and misleading financial results in connection with the offer and sale of the partnership interests. In connection with the acquisition of the portfolio, the Company purchased four student housing properties in exchange for a combination of cash, assumption of debt and units of limited partnership interests at a total value of approximately $76.8 million. The units of limited partnership interest were issued for a total value of approximately $27.5 million or $14.17 per unit of limited partnership interest. The outcome of this litigation is uncertain; and while the Company believes it has valid defenses to the claims and will defend itself vigorously, no assurance could be given as to the outcome of this litigation. The Company has not established a reserve for this claim as it has not determined that a loss is probable nor is it able to reasonably estimate potential losses, if any, related to these lawsuit. An adverse outcome could have a material adverse effect on the Company’s consolidated financial position and results of operations.

The Company also is subject to other routine litigation, claims and administrative proceedings arising in the ordinary course of business. The maximum exposure to the Company relating to these matters cannot be determined at this time. Management believes that the disposition of these routine litigation matters will not have a material adverse impact on the Company’s financial position or results of operations.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

13.   Segment Reporting

The Company is managed as individual entities that comprise four reportable segments: (1) student housing—owned properties (2) student housing management (3) military housing and (4) corporate. The operating results of our student housing owned properties and student housing management which included our acquisitions department had been previously classified as one segment. The acquisition department is now included in the corporate segment. The segment data for 2005 and 2004 have been restated to conform with the current year presentation. The other segment also includes the corporate overhead and other service departments. The Company’s management evaluates each segment’s performance based upon net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. (dollars in thousands)

	2006
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$188,885	$—	$—	$156	$—	$189,041
Expense reimbursements:
Related party	—	390	63,622	218	—	64,230
Third party	—	6,013	—	—	—	6,013
Management fees:
Management fees—owned properties	—	7,290	—	—	(7,290)	—
Related party	—	93	8,388	—	—	8,481
Third party	—	3,167	—	—	—	3,167
Other fee income-related party	—	—	21,635	—	—	21,635
Other income	225	35	72	232	—	564
Total revenue	189,110	16,988	93,717	606	(7,290)	293,131
Operating Expenses:
Property operating expense	74,927	6,516	6,402	—	—	87,845
Intercompany management fees	7,290	—	—	—	(7,290)	—
Reimbursed expenses	—	6,403	63,622	218	—	70,243
Real estate taxes	17,913	—	—	97	—	18,010
Administrative expenses	—	—	—	17,682	—	17,682
Audit Committee and Special Committee Expenses	—	—	—	7,821	—	7,821
Profits interest and employee initial public offering bonus expense	—	—	—	—	—	—
Depreciation and amortization	42,984	—	444	402	—	43,830
Interest	50,251	—	—	5,082	—	55,333
Total operating expenses	193,365	12,919	70,468	31,302	(7,290)	300,764
(Loss) income before equity in earnings of unconsolidated entities, minority interest and income taxes	(4,255)	4,069	23,249	(30,696)	—	(7,633)
Equity in earnings of unconsolidated entities	—	—	3,523	—	—	3,523
(Loss) income before minority interest and income taxes	(4,255)	4,069	26,772	(30,696)	—	(4,110)
Income tax expense (benefit)	—	(337)	5,070	—	—	4,733
(Loss) income before minority interest	(4,255)	4,406	21,702	(30,696)	—	(8,843)
Minority interest	—	—	—	(3,857)	—	(3,857)
Net (loss)income	$(4,255)	$4,406	$21,702	$(26,839)	$—	$(4,986)

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

13.   Segment Reporting (Continued)

	2005
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$131,849	$—	$—	$245	$—	$132,094
Expense reimbursements:
Related party	—	176	57,436	318	—	57,930
Third party	—	4,650	—	—	—	4,650
Management fees:
Management fees—owned properties	—	5,141	—	—	(5,141)	—
Related party	—	197	6,808	—	—	7,005
Third party	—	3,774	—	—	—	3,774
Other fee income-related party	—	290	18,000	31	—	18,321
Other income	123	19	108	128	—	378
Total revenue	131,972	14,247	82,352	722	(5,141)	224,152
Operating Expenses:
Property operating expense	48,992	4,196	4,431	—	—	57,619
Intercompany management fees	5,141	—	—	—	(5,141)	—
Reimbursed expenses	—	4,826	57,436	318	—	62,580
Real estate taxes	12,191	—	—	—	—	12,191
Administrative expenses	—	—	—	12,254	—	12,254
Audit Committee and Special Committee Expense	—	—	—	—	—	—
Profits interest and employee initial public offering bonus expense	—	—	—	—	—	—
Depreciation and amortization	33,369	—	299	520	—	34,188
Interest	29,493	—	—	1,532	—	31,025
Total operating expenses	129,186	9,022	62,166	14,624	(5,141)	209,857
Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes	2,786	5,225	20,186	(13,902)	—	14,295
Equity in earnings of unconsolidated entities	—	—	3,073	—	—	3,073
Income (loss) before minority interest and income taxes	2,786	5,225	23,259	(13,902)	—	17,368
Income tax expense	—	66	5,514	—	—	5,580
Income (loss) before minority interest	2,786	5,159	17,745	(13,902)	—	11,788
Minority interest	—	—	—	5,729	—	5,729
Net income	$2,786	$5,159	$17,745	$(19,631)	$—	$6,059

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

13.   Segment Reporting (Continued)

	2004 and Predecessor Companies
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$25,251	$—	$—	$399	$—	$25,650
Expense reimbursements:
Related party	—	1,140	31,822	347	—	33,309
Third party	—	7,203	—	—	—	7,203
Management fees:
Management fees—owned properties	—	1,028	—	—	(1,028)	—
Related party	—	1,458	2,897	—	—	4,355
Third party	—	3,986	—	—	—	3,986
Other fee income-related party	—	—	8,460	—	—	8,460
Other income	34	92	393	396	—	915
Total revenue	25,285	14,907	43,572	1,142	(1,028)	83,878
Operating Expenses:
Property operating expenses	9,420	5,271	6,497	—	—	21,188
Intercompany management fees	1,028	—	—	—	(1,028)	—
Reimbursed expenses	—	8,343	31,822	347	—	40,512
Real estate taxes	1,887	—	—	—	—	1,887
Administrative expenses	—	—	—	6,006	—	6,006
Profits interest and employee initial public offering bonus expense	—	—	—	37,502	—	37,502
Depreciation and amortization	6,214	—	25	915	—	7,154
Interest	5,579	—	—	493	—	6,072
Total operating expenses	24,128	13,614	38,344	45,263	(1,028)	120,321
Income (loss) before equity in earnings of unconsolidated entities and income taxes	1,157	1,293	5,228	(44,121)	—	(36,443)
Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Income (loss) before income taxes	1,157	1,293	5,228	(44,121)	—	(36,443)
Income taxes	—	33	279	—	—	312
Income (loss) before minority interest	1,157	1,260	4,949	(44,121)	—	(36,755)
Minority interest	—	—	—	247	—	247
Net income (loss)	$1,157	$1,260	$4,949	$(44,368)	—	$(37,002)

	Student Housing	Student Housing Management	Military Housing	Corporate	Total
As of December 31, 2006:
Total assets	$1,619,776	$2,560	$58,714	$32,940	$1,713,990
Total liabilities	$1,087,819	$4,435	$(16,551)	$223,015	$1,298,718
As of December 31, 2005:
Total assets	$1,142,563	$63,992	$59,242	$12,154	$1,277,951
Total liabilities	$722,105	$47,364	$(3,682)	$26,665	$792,452

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

14.   Equity Incentive Plan

In November 2004, the Company established an equity incentive plan (the “Plan”) that provides for the issuance of up to 2,000,000 common shares pursuant to options, restricted share awards, share appreciation rights, performance units and other equity based awards, of which 1,916,090 were available for grant at December 31, 2006. As of December 31, 2006, the Company issued 83,910 restricted common shares under the Plan to non-employee members of the Company’s Board of Trustees and to an executive officer of the Company. The restricted common shares vest over a three-year period from the grant date. The restricted common shares are entitled to the same dividend and voting rights during the vesting period as the issued and outstanding common shares. The fair value of the awards was calculated based on the closing market price of the Company’s common shares on the grant date and is expensed on a straight-line basis over the vesting period.

In 2006 and 2005, the Company recognized non-cash stock-based compensation expense related to the restricted common shares of $260,000 and $131,000, respectively. The Company did not issue any shares under the Plan in 2004.

The following table presents unvested restricted share activity during the year ended December 31, 2006:

	Unvested Number of Restricted Shares	Weighted Average Grant—Date Fair Value
Unvested at December 31, 2005	26,854	$13.40
Granted	50,056	$13.28
Vested and distributed	(11,285)	$13.32
Forfeited	—	—
Unvested at December 31, 2006	65,625	$13.32

As of December 31, 2006, there was $724,000 of total unrecognized compensation cost related to future service periods for unvested restricted common shares, which is expected to be recognized once the remaining vesting periods have lapsed.

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

15.   Earnings Per Share

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the years ended December 31, 2006 and 2005 and for the period from November 2, 2004 to December 31, 2004 (in thousands, except share and per share amounts):

	Year Ended December 31, 2006		Year Ended December 31, 2005		Period from November 2, 2004 To December 31, 2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(4,986)	$(4,986)	$6,059	$6,059	$251	$251
Minority interest	—	(3,857)	—	5,729	—	247
(Loss) income available to common shareholders	$(4,986)	$(8,843)	$6,059	$11,788	$251	$498
Weighted-average common shares outstanding	40,889,508	40,889,508	32,623,564	32,623,564	29,965,418	29,965,418
Warrant	—	818,100	—	2,340,761	—	1,721,726
Units of limited partnership held by minority interest holders	—	31,625,283	—	30,639,345	—	29,545,486
Restricted common shares	—	12,104	—	5,682	—	—
Total weighted-average shares outstanding	40,889,508	73,344,995	32,623,564	65,609,352	29,965,418	61,232,630
(Loss) earnings per common share	$(0.12)	$(0.12)	$0.19	$0.18	$0.01	$0.01

16.   Summary of Quarterly Results (unaudited)

The following tables summarize the quarterly financial data for the years ended December 31, 2006 and 2005:

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$66,571	$71,479	$73,648	$81,433	$293,131
Net income (loss)	$1,140	$(541)	$(4,292)	$(1,293)	$(4,986)
Basic earnings (loss) per common share	$0.03	$(0.01)	$(0.10)	$(0.03)	$(0.12)
Diluted earnings (loss) per common share	$0.03	$(0.01)	$(0.10)	$(0.03)	$(0.12)

GMH COMMUNITIES TRUST AND THE GMH PREDECESSOR ENTITIES
Notes to Consolidated and Combined Financial Statements (Continued)
December 31, 2006

16.   Summary of Quarterly Results (unaudited) (Continued)

During the first, second, third and fourth quarters of 2006, the Company incurred $2.6 million, $2.3 million, $1.8 million and $1.1 million of costs, respectively, associated with the Audit Committee investigation which commenced during the first quarter of 2006 and the Special Committee fees associated with the activities of the Special Committee to explore strategic alternatives for the Company which was disbanded in December 2006. In addition, during the fourth quarter, the Company wrote-off approximately $1.1 million of deferred financing costs associated with the termination of the $150 million credit facility.

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue	$40,972	$49,661	$65,146	$68,373	$224,152
Net income (loss)	$1,445	$826	$(32)	$3,820	$6,059
Basic earnings per common share	$0.05	$0.03	$0.00	$0.10	$0.19
Diluted earnings per common share	$0.05	$0.03	$0.00	$0.10	$0.18

17.   Subsequent Events

On January 26, 2007, we acquired a 50.1-acre land parcel located adjacent to a currently-owned student housing property located in Lincoln, Nebraska and serving the University of Nebraska, for total consideration of approximately $1.2 million.

On February 6, 2007, we closed on the Air Education and Training Command (“AETC”) Group I project with the Department of the Air Force. This military housing privatization project covers four bases and 2,875 end-state housing units. The AETC Group I project represents our first military housing project with the Department of the Air Force. The 50-year term of the project commences with a five-year Initial Development Period (“IDP”) that includes the design, construction, and/or renovation of, as well as the overall management and operational responsibilities over the end-state housing units. We invested $8.0 million for our 80% interest in the partnership that owns the rights to the AETC Group I project.

On February 28, 2007, we completed the refinancing of four currently-owned student housing properties. Under the refinancing, the Company placed an aggregate of $90.0 million in mortgage indebtedness covering the four properties, with each loan having a 10-year interest-only term and bearing a fixed interest rate of 5.6%. As a result of the refinancing, the Company realized net proceeds of $73.6 million, after repayment of existing mortgage loans, payment of prepayment penalties and closing costs. These net proceeds were used to repay an equal portion of the outstanding indebtedness under the Company’s line of credit.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b)          Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2006, using the framework specified in Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

The attestation report concerning management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, issued by Reznick Group, P.C., our independent auditors, appears in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2006.

Remediation of Prior Year Material Weaknesses

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on July 31, 2006, management concluded that its internal control over financial reporting was not effective as of December 31, 2005. Throughout 2006, and primarily during the second half of 2006, the Company completed significant remediation efforts to enhance both entity level controls as well as process and transaction level controls.

Entity-wide controls

Tone at the top established by members of senior management

The investigation initiated by the Company’s Audit Committee during the first quarter of 2006 found that senior members of our management exerted significant pressure on the Company’s former Chief Financial Officer and other accounting personnel. In response to this investigation, during the first and second quarters of fiscal 2006, the Audit Committee in conjunction with other members of the Board of Trustees held extensive discussions with senior management regarding the Company’s control environment and the need to establish an appropriate tone-at-the-top. These discussions were supplemented with mandatory training for all of senior management held during the fourth quarter of 2006, which was provided by a third-party which focuses on SEC filing and reporting requirements as well as public company oversight and responsibilities.

In addition to the remediation efforts implemented during the first and second quarters of 2006 as discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, the Company conducted a formal “tone at the top” survey during the third quarter of 2006, under the direction of the Company’s Audit Committee. The survey was distributed to a wide group of employees involved in operations, including accounting personnel, and results were compiled by independent counsel to the Audit Committee. During the fourth quarter of fiscal 2006, the Audit Committee reviewed the results of the survey and concluded that no significant tone-at-the top concerns were present as of the survey date. Management is currently considering the feedback obtained in the survey for continued design and implementation of tone-at-the top programs. A similar survey is expected to be conducted on an annual basis.

Sufficient personnel in our accounting department with requisite skills and competencies

Effective July 1, 2006, the Company hired an Executive Vice President and Chief Financial Officer, J. Patrick O’Grady, with substantive credentials and requisite experience. In the last six months of the year, Mr. O’Grady assessed the competencies of the accounting department and has made the following changes:

•       Hired additional key personnel including, among others, a corporate controller, military housing segment controller, and military housing segment assistant controller.

•       Examined existing policies and procedures to identify areas where more explicit guidance was required, clarified policies and procedures with the accounting team and related operations personnel, and as of December 31, 2006, was in the process of establishing a plan for formalized modification in 2007.

•       Created a process through which all new, non-routine transactions within each of the Company’s business segments are evaluated against generally accepted accounting principals, documented, and approved by the Chief Financial Officer.

•       Assessed existing processes and controls to validate existence and made revisions necessary to streamline and improve communication and accountability by appropriate accounting personnel.

•       Increased staffing levels in 2006 hiring additional permanent and temporary personnel qualified to prepare and review financial results and transactions.

Adequate monitoring and information and communication controls

The hiring of key accounting personnel with requisite skills and competencies in conjunction with training of senior management, discussed above, created an organization structure that facilitated the necessary information flow to enable the Company to monitor its business activities effectively. In the third and fourth quarters of fiscal 2006, senior management met at least twice per month to discuss strategic activities and business risks, and to review the financial results of the current period. In addition, various monitoring activities including property level variance analyses, financial close checklists, and certification mechanisms were developed, monitored, and approved on a timely basis.

During the second quarter of fiscal 2006, senior management, in conjunction with the Audit Committee, reviewed the Company’s Code of Business Conduct and Ethics and ensured that all employees, including new hires and senior management, re-affirmed their understanding of this Code and signed a statement to that effect.

Furthermore, the newly hired Chief Financial Officer, in conjunction with the Chief Executive Officer, established a protocol requiring that the Chief Financial Officer or his designee participate at the onset of discussions for all significant transactions to review the appropriate accounting treatment in accordance with generally accepted accounting principles. This protocol is evidenced by accounting treatment memorandums reviewed and approved by appropriate accounting personnel prior to consummation of each significant transaction.

Process and Transaction Level Controls

Revenue Recognition:   Within our student housing segment, we implemented a process through which leases are reconciled to occupants at the beginning of the new academic year. Subsequent to this reconciliation, the student housing controller and property managers complete a variance analysis to monitor significant changes in occupancy levels and leases. Furthermore, the Company monitors all student housing receivables open for greater than 60 days and records the appropriate reserve, in accordance with our policy, for these receivables.

Purchasing and Accounts Payable:   Throughout the third and fourth quarters of 2006, we implemented a policy requiring property managers and regional vice presidents to report and certify that they submitted all information related to expenses for goods and services received but not yet invoiced as of the end of each month. In addition, the Company monitors the activity of the properties through monthly conference calls with the property managers and regional vice presidents to determine the appropriate level of accrued liabilities to record.

Capital spending and maintenance.   During the third quarter of fiscal 2006, we implemented a policy requiring generation, review and approval of a detailed capital spending analysis each month for each property and functional department. These analyses, along with the depreciation/amortization analysis and journal entries, are reviewed and approved, in accordance with our capitalization policy, by the student housing controller and our corporate controller in conjunction with the period end financial reporting process.

Real estate acquisitions.   During the second quarter of fiscal 2006, we established a policy requiring that all acquisitions of student housing properties be recorded at their fair market value based on valuations performed by professional land surveyors and property estimates. Appraisals by third party professionals were obtained during the due diligence process and were the basis for the allocation of the purchase price of each property. Timely review and approval by the investment committee, cross-functional due diligence team, and the Board of Trustees occurred for each acquisition. Capital assets, and costs to be capitalized in connection with acquisition transactions, were identified, recorded, depreciated/amortized and continue to be monitored in compliance with the agreed upon investment documents and capital budgets approved by the various parties.

Period-end financial reporting.   We improved our monthly close procedures and controls in each of the reporting divisions to facilitate the timely reporting of financial statements in accordance with generally accepted accounting principals through the application of consistent, formalized, close procedures and the routine analysis of accounts. Newly implemented and monitored controls include:

•       review and documented approval of recurring and non-recurring journal entries,

•       preparation and documented review of significant account reconciliations,

•       the completion of review checklists for close and other critical month-end procedures, and,

•       analysis and documented review of accounts at the property and consolidated levels.

Furthermore, we have implemented controls for the preparation of the external financial statements prepared during the quarters and at year end. These include the establishment of no less than bi-monthly executive and accounting department meetings to discuss results and potential issues in the business and internal control procedures, review and evidence of approval of the results and position of each of our segments by its respective controller, and enforcement of the adherence to the internal control procedures documented by the Company.

As of December 31, 2006, we substantially completed the execution of our remediation plan, evaluated and tested the effectiveness of these controls as of December 31, 2006 and determined that the prior year control deficiencies have been remediated effectively.

Management’s assessment of the effectiveness of internal control over financial reporting has been audited by Reznick Group, P.C., our independent registered public accounting firm. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and
Shareholders of GMH Communities Trust

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that GMH Communities Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GMH Communities Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that GMH Communities Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, GMH Communities Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, beneficiaries’ equity, and cash flows of GMH Communities Trust, and our report dated March 14, 2007 expressed an unqualified opinion.

/s/ Reznick Group, P.C.

Baltimore, Maryland
March 14, 2007

(c)           Changes in Internal Control Over Financial Reporting

Other than the remediation steps described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Our Trustees and Executive Officers

Our business and affairs are managed under the direction of our Board of Trustees. Our Board of Trustees consists of nine members. We believe Messrs. Buchholz, Eastwood, Kessler, Nayden and Silfen meet the independence requirements of the New York Stock Exchange, or NYSE. Our board is responsible for determining independence. Our shareholders elect our trustees annually and our trustees serve and hold office until our next annual shareholder meeting and until their successors are duly elected and qualify except as otherwise described below. All executive officers are elected by the Board of Trustees to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal. The following table sets forth certain information regarding our executive officers and trustees:

Name	Age	Title
Gary M. Holloway, Sr.(1)	51	Chairman, President and Chief Executive Officer
Bruce F. Robinson(1)	51	President of Military Housing Business and Trustee
Frederick F. Buchholz	61	Trustee
RADM James W. Eastwood	61	Trustee
Michael D. Fascitelli(2)	50	Trustee
Steven J. Kessler	64	Trustee
Denis J. Nayden	52	Trustee
Dennis J. O’Leary(1)	59	Trustee
Richard A. Silfen	43	Trustee
John DeRiggi	40	President of Student Housing Business and Chief Investment Officer
J. Patrick O’Grady	46	Executive Vice President and Chief Financial Officer
Joseph M. Macchione	41	Executive Vice President, General Counsel and Secretary

(1)          Gary M. Holloway, Sr. designated each of these individuals for nomination to our Board pursuant to his right to nominate up to three trustees under the terms of his employment agreement. Mr. O’Leary served as our Interim Chief Financial Officer from March 31, 2006 through July 1, 2006, at which time he became an Executive Vice President and retained the position of principal financial officer. On August 15, 2006, Mr. O’Leary ceased to be an employee of the Company.

(2)          Vornado Realty L.P., the operating partnership of Vornado Realty Trust, has designated this individual pursuant to its right to designate for nomination to our Board a trustee under the terms of the warrant it received in connection with our formation transactions.

Messrs. Holloway and Robinson have served as trustees since the initial formation of GMH Communities Trust in May 2004. The other trustees have served as trustees since October 28, 2004, the date on which our common shares were first publicly traded on the New York Stock Exchange, except that Mr. Fascitelli was appointed to our Board of Trustees on August 10, 2005.

Gary M. Holloway, Sr. is our chairman, president and chief executive officer. Since 1985 and prior to our initial public offering, Mr. Holloway founded and operated GMH Associates, our predecessor entities and other affiliated entities, as a fully integrated and diverse real estate company with divisions specializing in the student and military housing industries, as well as the commercial real estate and investment services sectors. Under Mr. Holloway’s direction, GMH Associates has acquired, built, managed and expanded residential and commercial properties throughout the U.S. since its inception. Prior to the formation of GMH Associates, Mr. Holloway was involved in various aspects of the real estate industry. He served as chief financial officer for the Holloway Corporation, a closely held business that specialized in residential and senior housing developments, and began his career with Touche Ross & Co., Certified Public Accountants, where he provided accounting and tax services to real estate clients.

Bruce F. Robinson is president of our military housing division, GMH Military Housing, a military housing company which provides development, management, and construction/renovation services for housing located on military bases throughout the United States. In addition, he manages our military joint venture and partner relationships. Prior to joining the military division, Mr. Robinson directed GMH Capital Partners, LP, an international corporate real estate company. During his tenure at the firm, which began in 1986, he has been a key participant in the formation and operation of all entity structures as well as financing issues, due diligence and global planning. Prior to joining GMH Associates, he was a senior tax manager for Touche Ross & Co., Certified Public Accountants, where he specialized in real estate syndication, partnerships and corporate acquisitions.

Frederick F. Buchholz worked with Lend Lease Real Estate investments or its predecessors from 1968 until retiring in June 1998. Since his retirement, Mr. Buchholz has served as an independent real estate consultant. He was appointed senior vice president of Equitable Real Estate in December 1990 and executive vice president in 1992. Prior to his retirement, Mr. Buchholz was the officer in charge of the Lend Lease Philadelphia region, supervising new business, asset management and restructuring/workout activities on behalf of a total mortgage and equity portfolio exceeding $2.5 billion. At various times, Mr. Buchholz was also the officer in charge of Equitable Real Estate’s New York and Washington, D.C. regional offices. Mr. Buchholz is a member of the Board of Trustees of Liberty Property Trust, and is a member of the Appraisal Institute and the Investment Review Committee of the Delaware Valley Real Estate Investment Fund, L.P.

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

Michael D. Fascitelli has been president of Vornado Realty Trust since December 1996. Vornado Realty Trust is a NYSE-listed real estate investment trust that currently owns and manages approximately 87 million square feet of commercial real estate in the U.S. Mr. Fascitelli also currently serves as the president of Alexander’s Inc. Prior to his employment with Vornado Realty Trust, Mr. Fascitelli was a partner at Goldman, Sachs & Co., where he was head of the firm’s real estate investment banking business. Mr. Fascitelli currently serves on the boards of Vornado Realty Trust, Alexander’s Inc., and Toys “R” Us, Inc. Mr. Fascitelli received a Bachelor of Science in industrial engineering from the University of Rhode Island in 1978 and his MBA from the Harvard Graduate School of Business Administration in 1982.

Steven J. Kessler has been an executive vice president and the chief financial officer of Resource America, Inc., an asset management company that specializes in real estate, financial fund management and commercial finance since 2005, and served as senior vice president from 1997 to the present. From March 2005 to September 2005, he served as chief financial officer, and since September 2005 he has served as senior vice president, of Resource Capital Corp., a NYSE-listed specialty finance REIT that is externally managed by an indirect, wholly-owned subsidiary of Resource America, Inc. In addition, from 2002 to 2004, Mr. Kessler served as the chief financial officer of Atlas Pipeline Partners, L.P., a NYSE-listed master limited partnership. Prior to that, Mr. Kessler was vice president-finance and acquisitions at

Kravco Company from March 1994 until 1997. From 1983 through March 1994, Mr. Kessler was chief financial officer and chief operating officer at Strouse Greenberg & Co., Inc., a regional full service real estate company, and vice president-finance and chief accounting officer at its successor, The Rubin Organization. Prior thereto, Mr. Kessler was a partner at Touche Ross & Co., Certified Public Accountants. Mr. Kessler received a Bachelor of Science degree in accounting from Temple University in 1965 and became a certified public accountant in 1967.

Denis J. Nayden was a senior vice president of General Electric Company and is the former chairman and chief executive officer of GE Capital Corporation. Mr. Nayden joined GE Capital as marketing administrator for Air/Rail Financing in 1977, and in 1986 joined the Corporate Finance Group as vice president and general manager. In 1987, he was appointed senior vice president and general manager of the Structured Finance Group, and executive vice president of GE Capital in 1989. Mr. Nayden was named president and chief operating officer of GE Capital in 1994, and chairman and chief executive officer of GE Capital in June 2000. Currently, Mr. Nayden serves as Senior Advisor and Managing Partner of the Oak Hill Partners, L.P., a private investment group. He also is a Member of Alix Partners Holdings/Questor Partners Holdings Advisory Board, and serves on the boards of Accretive Healthcare Services, Inc., DuaneReade, Inc. and Gecis Global Holdings. Mr. Nayden received his Bachelor of Arts in English and his MBA in Finance from the University of Connecticut in 1976 and 1977, respectively.

Dennis J. O’Leary served as our interim Chief Financial Officer from March 31, 2006 through June 30, 2006. Effective as of July 1, 2006, Mr. O’Leary’s position with the Company became Executive Vice President and Principal Financial Officer. Mr. O’Leary ceased to be an employee of the Company on August 15, 2006 after the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Mr. O’Leary has been an independent consultant and a private investor since January 2004, working as a consultant to GMH Communities Trust and its predecessor entities on financial, structuring and compensation matters since March 2004. He was a partner with Ernst & Young LLP during 2002 and 2003, heading up the firm’s New York Region—Insurance Tax Practice. From 1985 to 2001, Mr. O’Leary was a senior vice president with Reliance Group Holdings, Inc. where he was responsible for worldwide tax planning. Prior to that time, he was a partner with Touche Ross & Co, Certified Public Accountants. Mr. O’Leary received his Bachelor of Arts in Economics from LaSalle University in 1970 and an MBA in Accounting and Finance from Temple University in 1973. He became a certified public accountant in 1974.

Richard A. Silfen has been a partner of the law firm of Duane Morris LLP, based in its Philadelphia, PA office, since January 2007. Prior to that time, he served as president and chief financial officer of Cangen Biotechnologies, Inc., a biotechnology company developing molecular diagnostic tests for the early detection of cancer and other technologies designed to enhance the selection of cancer therapeutic regimes, from September 2004 through July 2006. From May 2000 until August 2004, Mr. Silfen was a partner of the law firm of Morgan, Lewis & Bockius LLP. Mr. Silfen has extensive experience counseling real estate investment trusts and other publicly traded companies in connection with capital raising transactions and other securities matters, as well as mergers and acquisitions and other business and financial matters. He is also a member of the National Association of Real Estate Investment Trusts. Prior to May 2000, Mr. Silfen was a partner of the law firm of Wolf, Block, Schorr and Solis-Cohen LLP and was vice chairman of its corporate department. From 1987 through 1990, Mr. Silfen worked in the Securities and Exchange Commission’s Division of Corporation Finance. Mr. Silfen received his Bachelor of Arts in Physics from Baylor University in 1983 and his J.D. from the University of Alabama in 1987.

John DeRiggi is president of our student housing business and chief investment officer. Mr. DeRiggi was promoted to the position of president of our student housing business on July 1, 2006, from his prior position as Executive Vice President. As president of our student housing business, Mr. DeRiggi is responsible for the oversight of all aspects of the student housing division, including management and operations. As chief investment officer, Mr. DeRiggi will continue to be responsible for capital markets activities for GMH Communities Trust, including asset level financing. In his prior position as Executive Vice President, Mr. DeRiggi was responsible for acquisition of student housing assets, and development of new student housing properties. Previously, Mr. DeRiggi was senior vice president of GMH Capital Partners, LP, with direct oversight of the Corporate Services Group, the Investment Services Group, and portfolio/data administration. Previously, Mr. DeRiggi was a member of GMH Associates’ Investment Acquisition Group, where he was responsible for structuring the acquisition of residential and commercial properties for the Company’s investment accounts. Prior to joining GMH Associates in 1997, Mr. DeRiggi was an investment property specialist with the Tampa, Florida office of the Grubb & Ellis Company. He holds a Bachelor of Science degree in Business from the State University of New York and an MBA with distinction from Hofstra University.

J. Patrick O’Grady is our executive vice president and chief financial officer. Mr. O’Grady oversees the Company’s accounting and financial reporting activities, including its student housing and military housing divisions. Prior to joining the Company, Mr. O’Grady served as an Assurance Partner with KPMG LLP from May 2002 and previously as a partner with Arthur Andersen LLP from September 1997-May 2002. Mr. O’Grady has served many entrepreneurial companies primarily in the real estate and healthcare industries and has been involved with three REIT IPO’s and has served many REIT’s, developer’s, broker’s and property managers during his career. He has participated in transactions raising over $3 billion of debt and equity financing. Mr. O’Grady is a member of the AICPA, PICPA and NAREIT and is a licensed certified public accountant in Pennsylvania and Florida. Mr. O’Grady holds a Bachelor of Science degree in accounting from LaSalle University where he graduated magna cum laude.

Joseph M. Macchione is our executive vice president, general counsel and secretary. Mr. Macchione oversees all legal matters for GMH Communities Trust, including its student housing and military housing divisions. Before joining GMH Associates in February 2001, Mr. Macchione practiced at the law firm of Morgan, Lewis & Bockius LLP from March 1998 to February 2001, and prior to that time at the law firm of Ballard, Spahr, Andrews & Ingersoll LLP, where his legal practice focused on commercial real estate, construction, environmental and telecommunications law matters. Mr. Macchione is an Executive Committee Member of the Real Property Section of the Philadelphia Bar Association, and is licensed to practice law in Pennsylvania and New Jersey. Mr. Macchione received his J.D., cum laude, from Temple University School of Law, and his undergraduate degree, summa cum laude, from Temple University.

Audit Committee and Audit Committee Financial Expert

The Company’s Audit Committee is comprised of three independent trustees, Messrs. Eastwood, Kessler and Silfen. The Audit Committee has been established as a separately-designated standing committee of the Company’s Board of Trustees in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Each of the members of the Audit Committee meets the financial literacy requirements of the NYSE and is independent as defined under the Company’s Corporate Governance Guidelines and consistent with the listing standards of the NYSE. The Board has affirmatively determined that Mr. Kessler, who serves as the chairperson of the Audit Committee, is an “audit committee financial expert” as defined under applicable SEC regulations. In accordance with the terms of the Audit Committee formal charter, the Audit Committee oversees, reviews and evaluates:

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

•       conducts an annual self-evaluation;

•       prepares an Audit Committee report for publication in our annual proxy statement;

•       monitors compliance of our employees with our standards of business conduct and conflict of interest policies; and

•       meets at least quarterly with our senior executive officers, internal audit staff and our independent auditors in separate executive sessions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and trustees and persons who own more than 10% of the Company’s common shares to file reports of ownership and changes in ownership of the Company’s common shares and any other equity securities with the SEC and the NYSE. Executive officers, trustees and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of Forms 3, 4 and 5 furnished to the Company during or with respect to 2006, or written representations from certain reporting persons that no such forms were required to be filed by such persons, we believe that all of the Company’s executive officers, trustees and greater than 10% shareholders complied during 2006 with all filing requirements applicable to them.

Code of Ethics

Code of Business Conduct and Ethics.   The Company has adopted a Code of Business Conduct and Ethics in accordance with the corporate governance rules of the NYSE. The code contains a policy that prohibits conflicts of interest between the Company’s officers, employees and trustees on the one hand, and the Company on the other hand, except where our Audit Committee approves of the transaction involving the potential conflict. The Company’s conflicts of interest policy states that a conflict of interest exists when a person’s private interest is not aligned or appears not to be aligned, or interferes or appears to interfere, in any way, with the Company’s interest. For example, the Company’s conflicts of interest policy prohibits its officers, employees and trustees from entering into agreements, transactions or business relationships, or otherwise taking actions, that involve conflicts of interest, other than such agreements, transactions or business relationships or other actions that are (i) otherwise contemplated in the prospectus relating to the Company’s initial public offering, or (ii) approved in advance by the Company’s Audit Committee. Except as otherwise permitted as described in the foregoing sentence, the Company is prohibited from, among other things, engaging in the following activities:

•       acquiring any assets or other property from, or selling any assets or other property to, any of the Company’s trustees, officers or employees, any of their immediate family members or any entity in which any of the Company’s trustees, officers or employees or any of their immediate family members has an interest of 5% or more;

•       making any loan to, or borrowing from, any of the Company’s trustees, officers or employees, any of their immediate family members or any entity in which any of the Company’s trustees, officers or employees or any of their immediate family members has an interest of 5% or more;

•       engaging in any other transaction with any of the Company’s trustees, officers or employees, any of their immediate family members or any entity in which any of the Company’s trustees, officers or employees or their immediate family members has an interest of 5% or more; or

•       permitting any of the Company’s trustees or officers to make recommendations regarding or to approve compensation decisions that will personally benefit such trustees or officers or their immediate family members whom the Company employs, other than customary compensation for service on the Company’s Board of Trustees and its committees.

A copy of this code may be viewed on the Corporate Governance section of the “Investor Relations” page on the Company’s website at www.gmhcommunities.com.

Code of Ethics for Chief Executive Officer and Senior Financial Employees.   The Company has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Employees that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of this code may be viewed on the Corporate Governance section of the “Investor Relations” page on the Company’s web site at www.gmhcommunities.com. To the extent permitted by the corporate governance rules of the NYSE, the Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding the amendment to, or waiver of, a provision of the code by posting such information under the Corporate Governance section of the “Investor Relations” page on the Company’s website at www.gmhcommunities.com.

Item 11.                 Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board has been appointed to discharge the Board’s responsibilities relating to the compensation of the Company’s executive officers. The Committee has the overall responsibility for approving and evaluating the Company’s executive officer compensation plans, policies and programs. The Committee’s primary objectives include serving as an independent and objective party to review these compensation plans, policies and programs.

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2006, as well as the other individuals included in the Summary Compensation Table presented below, are sometimes referred to in this report as the “named executive officers.”

Compensation Philosophy and Objectives

The Compensation Committee believes that a well-designed compensation program should align the goals of the shareholders with the goals of the chief executive officer, and that a significant part of the executive’s compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the Company’s performance, and compensation levels should also reflect the executive’s individual performance during the period in an effort to encourage increased individual contributions to the Company’s performance. The compensation philosophy, as reflected in the Company’s employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

•       establishing a plan that attracts, retains and motivates executives through compensation that is competitive with a peer group of other publicly-traded real estate investment trusts, or REITs;

•       linking a portion of executives’ compensation to the achievement of the Trust’s business plan by using measurements of the Trust’s operating results and shareholder return; and

•       building a pay-for-performance system that encourages and rewards successful initiatives within a team environment.

The Compensation Committee believes that each of the above factors is important when determining compensation levels. Initially, the Committee reviews and approves annually the chief executive officer’s proposed corporate and individual performance goals and objectives relevant to executive officers and subsequently evaluates performance of the executive officers in light of those goals and objectives. The Committee considers the Company’s performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to executive officers in prior years. To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as incentivize those executives to meet or exceed established goals.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company’s executive officers. The chief executive officer annually reviews the performance of the executive officers other than himself (his performance is reviewed solely by the Committee), and then presents his conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus award amounts. The Committee then has the ability to exercise its own discretion in modifying any recommended adjustments or awards to the executives (subject where relevant to applicable terms under employment agreement), but does consider the recommendations from the chief executive officer, as well as any self-evaluations prepared by executive officers in light of any individual performance goals that have been pre-approved by the Committee.

Role of Equity-Based Compensation in Compensation Analysis

Historically, the Committee has approved only annual base salary adjustments and cash bonus awards for executive officers, and has not established any program pursuant to which executive officers receive equity-based awards under the Company’s Equity Incentive Plan. To date, the only named executive officer to whom equity-based compensation has been awarded is Mr. O’Grady, the Company’s current chief financial officer. The grant to Mr. O’Grady was part of his initial employment package under an employment agreement that became effective on July 1, 2006. The grant to Mr. O’Grady consisted of 40,000 restricted common shares as called for by the employment agreement, which shares will vest over a three-year period (10,000 shares upon the first anniversary of employment, and 15,000 shares for each of the second and third anniversaries of employment).

No other equity-based awards have been granted to executive officers or other Company employees since inception of the Company’s Equity Incentive Plan. The Committee has, however, discussed its intention to implement a formal equity-based compensation program for executive officers and other Company employees by the end of 2007. The Committee views any such equity-based program as a form of long-term compensation, and currently expects to structure the program to include the grant of restricted common shares with vesting restrictions over one or more years of employment. The Committee also currently plans to work with an independent compensation consultant in structuring the terms of any such equity-based compensation program, and to review the terms of similar programs utilized by other peer group companies. The Committee believes that the grant of equity-based compensation that includes a vesting period over several years of employment will promote the Company’s goal of retaining key employees, and align the key employee’s interests with those of the Company’s shareholders from a long-term perspective.

Role of Employment Agreements in Determining Executive Compensation

Each of the Company’s currently employed executive officers is a party to an employment agreement. At the time of the Company’s initial public offering in October 2004, the Company executed employment agreements with three of its then top executive officers:  the chief executive officer and the presidents of the Company’s student housing and military housing divisions. Then, in July 2006, in light of recommendations received from independent counsel engaged by the Company’s Audit Committee to conduct a special investigation relating to accounting and auditing matters, the Company executed employment agreements with the Company’s new chief financial officer, J. Patrick O’Grady, as well as with the Company’s new president of the student housing division, John DeRiggi, and the Company’s general counsel, Joseph M. Macchione. More specifically, the recommendations from the Audit Committee’s independent counsel provided that the Committee should consider entering into an employment agreement with its new chief financial officer, which agreement would include severance provisions, and would reduce, compared to the Company’s past employment agreements with other executive officers, the percentage of overall compensation linked to overall Company performance. These measures were recommended for consideration by the Committee in an effort to ensure the chief financial officer’s independence, in light of the Company’s tone-at-the-top material weakness identified as part of the Company’s evaluation of internal control over financial reporting as of December 31, 2005. Upon consideration of these recommendations, the Committee determined that it was appropriate to enter into such an employment agreement with Mr. O’Grady.

In addition, the Committee concluded that the same considerations of promoting Mr. O’Grady’s independence were applicable to the Company’s other executive officers, and therefore the Committee simultaneously approved of the execution of employment agreements with the Company’s other executive officers who had no such agreement at that time. Based on the foregoing objectives, the Committee has structured the compensation terms under these other employment agreements to motivate executives to achieve the business objectives set by the Company and reward the executives for achieving such objectives, as well as to promote the Company’s goal of retaining key employees.

Annual Base Salaries

Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company’s long-term success, the Committee has determined that the base salaries of executive officers should be generally in line with the average of those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the executive officer’s individual performance and tenure and the Company’s performance relative to its peer companies within the REIT sector.

Each of the Company’s employment agreements is subject to an initial three-year term and provides for the following initial annual base salaries: Gary M. Holloway, Sr., $350,000; Bruce F. Robinson, $325,000; John DeRiggi, $300,000; J. Patrick O’Grady, $300,000; and Joseph M. Macchione, $250,000. The initial base salaries included in the Company’s employment agreements for Messrs. Holloway and Robinson were reviewed and recommended by The Schonbraun McCann Group LLC, an independent consulting firm engaged prior to completion of the Company’s initial public offering in November 2004. The initial base salaries included in the Company’s employment agreements for Messrs. O’Grady, DeRiggi and Macchione were evaluated by the Committee on the basis of a peer group report compiled by the Committee’s compensation consultant, which provided an analysis of salary and bonus amounts paid to similarly-situated employees at several comparably-sized companies. Prior to the date of effectiveness of the employment agreements for Messrs. DeRiggi and Macchione on July 1, 2006, their annual base salaries for 2006 ($275,000 and $250,000, respectively) had been similarly evaluated by the Committee in conjunction with its review of the independent compensation consultant’s peer group report. The Committee’s compensation consultant included the following companies as part of the Company’s peer group for purposes of comparing compensation of executives: American Campus Communities, American Financial Realty Trust, Brandywine Realty Trust, Education Realty Trust, Pennsylvania Real Estate Investment Trust, and Liberty Property Trust. In evaluating the compensation provided within this peer group, the Committee considers differences between the relevant peer group company and the Company, such as location, market presence, size, type of real estate holdings, market capitalization, and other pertinent factors. The Committee, together with itscompensation consultant, will periodically review and update the Company’s list of peer group companies to ensure that it is comprised of those companies that compete for similar talent and investors.

Under the terms of the executive officers’ employment agreements, the base salaries are to be increased annually effective January 1 of each year during the term of the employment agreement, and such increases will be a minimum positive amount equal at least to the percentage increase in the Consumer Price Index. During the first quarter of 2006, the Committee determined that it would seek to enter into employment agreements with Messrs. DeRiggi and Macchione (as well as with Mr. O’Grady, who had been offered the position of chief financial officer but not yet accepted employment), but that in the meantime it was appropriate to set the annual adjustments of the 2006 base salaries for Messrs. DeRiggi and Macchione. The Committee also agreed that it was appropriate to adjust the 2006 base salaries to amounts similar to the base salaries that were to be offered under the employment agreements with these executive officers. As referenced above, the Committee used a peer group compensation report provided by its compensation consultant in evaluating the initial base salaries to be offered to these executives under their employment agreements, and sought to ensure that the base salaries would be near the average of the base salaries received by similarly-situated employees at the peer group companies. Accordingly, during the first quarter of 2006, the Committee approved of a 2006 annual base salary for Mr. Macchione of $250,000, and for Mr. DeRiggi of $275,000, each of which was made retroactive to January 1, 2006. At the time that the Committee approved of this 2006 annual base salary for Mr. DeRiggi (which was the initial base salary to be offered under his employment agreement), Mr. DeRiggi had not yet been appointed to the position of president of the student housing business. Once Mr. DeRiggi was appointed to the position of president of the student housing business, in addition to his current role as chief investment officer, the Committee determined that it was appropriate to increase the initial base salary under his employment agreement to $300,000. The base salary under Mr. DeRiggi’s employment agreement did not become effective until July 1, 2006.

Upon the termination of Bradley W. Harris, the Company’s former chief financial officer, on March 31, 2006, the Board appointed Dennis J. O’Leary, a non-employee trustee of the Board, as the interim chief financial officer of the Company, to serve until a formal replacement for the position could be located. In approving the salary to be provided to Mr. O’Leary during his employment by the Company, the Committee considered that Mr. O’Leary was accepting the position under a set of extremely volatile circumstances, including (i) the pending outcome of the special investigation being conducted by the Audit Committee, (ii) anticipated restatements to the Company’s previously filed financial results, (iii) threats of class action shareholder litigation, and (iv) the need to work with the Company’s independent auditors and the Company’s forensic accountants to complete additional procedures necessary to complete the Company’s audit for the fiscal year 2005. Mr. O’Leary served as the Company’s interim chief financial officer from April 1, 2006 through June 30, 2006, and then as executive vice president and principal accounting officer from July 1, 2006 through August 15, 2006.

Annual Incentive Bonus Awards

In addition to the provisions for base salaries under the terms of our employment agreements, each executive is entitled to receive an annual cash bonus for each calendar year during the term of the agreement, based on the achievement of  individual and corporate performance goals set by the Committee. The Committee establishes achievement thresholds for the bonuses to be paid with respect to the achievement of these goals, as follows: (a) for Mr. Holloway, threshold, target, superior and outperformance levels equal to 40%, 80%, 120%, and 200%, respectively, of his base salary; (b) for Mr. Robinson, threshold, target, superior and outperformance levels equal to 40%, 80%, 120%, and 175%, respectively, of his base salary; and (c) for Messrs. DeRiggi, O’Grady and Macchione, threshold, target and superior levels equal to 40%, 80% and 120%, respectively, of their respective base salaries. Under the terms of Mr. O’Grady’s employment agreement, which became effective on July 1, 2006, he was guaranteed a cash bonus for the calendar year 2006 equal to no less than $120,000, of which $100,000 was required to be paid and was paid, within five business days after the effective date of his employment agreement.

Under the terms of the employment agreements, the Board or the Committee is required to meet during the first 90 days of each calendar year (120 days solely with respect to the 2006 calendar year for Messrs. DeRiggi, O’Grady and Macchione) to determine the relevant individual and corporate performance goals for each executive officer for the then-current year. At the end of that year, an assessment of individual and corporate performance against these goals is used to determine the cash incentive bonuses to be awarded in accordance with the following formula set forth under the employment agreements:

total annual incentive bonus = individual performance bonus + corporate performance bonus where:

individual performance bonus = individual performance level achieved (threshold, target, superior or outperformance percentage, as applicable) x individual goals allocation x base salary corporate performance bonus = corporate performance level achieved (threshold, target, superior or outperformance percentage, as applicable) x corporate goals allocation percentage x base salary

With respect to the allocation of individual and corporate goals, the applicable percentages under the employment agreements are 20% and 80%, respectively, for Messrs. Holloway, Robinson and DeRiggi, and 40% and 60%, respectively, for Messrs. O’Grady and Macchione. In setting individual performance goals, the Committee obtains a list of such goals from each of the executive officers, which generally include personal objectives of the individual for the coming year that relate to their management, and the general performance, of their respective department (or the Company as a whole, as it relates to the chief executive officer). With respect to corporate goals, management as a whole submits its recommendations to the Committee as to various Company performance objectives for the coming year, which generally are divided into goals for each of the student housing and military housing segments, as well as the Company’s overall performance on the basis of funds from operations, or FFO. These corporate performance goals are further broken down into threshold, target, superior or (where applicable) outperformance levels. Historically, the corporate performance goals relating to student housing have been based on the dollar value of student housing acquisitions completed during a fiscal year, and goals covering military housing have been based on the number of military housing end-state housing units awarded under military housing privatization projects during a fiscal year. With respect to FFO, the Committee historically has reviewed analyst consensus for projected fiscal year FFO of the Company in setting the target level of performance. In addition to these purely quantitative factors, the Committee also performs a qualitative analysis with respect to the Company’s and each business segment’s performance for the fiscal year. The Committee reviews the recommendations submitted by management for both individual and corporate performance goals, and uses its discretion in making appropriate adjustments to the recommendations before finally approving them.

In light of the events surrounding the special investigation performed by the Audit Committee of the Board, which commenced in the first quarter of 2006 and did not end until the third quarter of 2006, the Committee did not set individual and corporate performance goals for the executive officers during the respective timeframes called for by the employment agreements in 2006. Accordingly, the 2006 cash bonus awards for executive officers, as approved by the Committee in March 2007, were not determined pursuant to the compensatory plan as specifically called for under the employment agreements. Rather, for purposes of determining cash bonus awards for 2006, the Committee calculated the awards by categorizing the 2006 individual performance of each executive officer into a threshold, target, superior or outperformance level (to the extent applicable under the executive’s employment agreement), and then multiplying the percentage associated with such level under the executive’s employment agreement by his then-current base salary. For example, if the Committee determined that an executive officer’s individual performance during 2006 was at a superior level, then his base salary was multiplied by 120% in order to determine the total cash bonus award to be paid.

In terms of evaluating the appropriate performance levels to assign to each of the executive officers for 2006, the Committee considered recommendations from the chief executive officer, as well as its own assessment of the work that had been performed by the executives throughout the year. With respect to Mr. Holloway, the Committee concurred with his position that he not be considered for any bonus award for 2006 and, accordingly, did not award any bonus award to Mr. Holloway for 2006. With respect to Mr. O’Grady, who commenced employment as the Company’s chief financial officer on July 1, 2006, his employment agreement provided that he was entitled to receive a minimum 2006 bonus award of $120,000, of which $100,000 was paid within five business days of his commencement of employment, as discussed above. The Committee awarded Mr. O’Grady an additional $20,000 above this minimum bonus amount called for under the employment agreement, in recognition of Mr. O’Grady’s contributions during the second half of 2006, including his management of the engagement of a replacement independent auditing firm for the Company and the timely filing of the Company’s Quarterly Report on Form 10-Q for the third fiscal quarter of 2006, which was the first timely filed filing achieved by the Company during 2006 and was made especially challenging by the replacement of the independent auditors during the third quarter. The Committee also noted that Mr. O’Grady had been awarded 40,000 restricted common shares as part of his initial employment package under the terms of his employment agreement.

In evaluating 2006 individual performance for Messrs. DeRiggi and Macchione, the Committee considered the additional responsibilities that each had managed throughout the year. With respect to Mr. DeRiggi, the Committee noted his dual role as both chief investment officer and president of the student housing division (to which position he was appointed  at mid-year). As to Mr. Macchione, the Committee noted his coordination of, and assistance with, a number of unexpected legal and operational matters, including the Audit Committee’s special investigation, pending class action litigation and activities relating to the Special Committee of the Board. As to Mr. Robinson’s 2006 performance, the Committee acknowledged that the Company’s military housing division had performed in line with management’s 2006 budget and successfully closed on the award of several military housing privatization projects slated for 2006. In recognition of the efforts exerted by Messrs. Robinson, DeRiggi and Macchione on these fronts, the Committee determined that each executive had performed at a superior level of individual performance, equating to a 120% multiplier in accordance with the methodology for determining 2006 bonus levels discussed above.

In addition to its determination of the executive’s individual performance levels for 2006, the Committee also compared the executive’s total compensation for 2006 to that of similarly-situated personnel under the Company’s peer group analysis provided by the Committee’s independent compensation consultant. The Committee noted that the 2006 total compensation to be awarded to these executives was within the average range of combined total compensation for similarly-situated positions under the applicable peer group analysis. The Committee also solicited feedback from non-management members of the Board prior to making its final determination of 2006 cash bonus awards, and considered, most notably with respect to Mr. DeRiggi, the importance of promoting the retention of employees holding key positions within the Company.

Equity-Based Compensation

The employment agreements also provide that the executives are eligible for grants of stock options and restricted common shares under the Company’s Equity Incentive Plan, pursuant to the terms and conditions as determined by the Committee. With respect to restricted share grants, the employment agreements provide that the shares will have voting and dividend rights, and following the applicable restriction period as determined by the Committee, will be fully transferable to the executive. As stated above, the Committee has not granted any equity-based compensation to the Company’s executive officers to date, other than the restricted common shares awarded to Mr. O’Grady as part of his initial employment package. The Committee does, however, expect to implement a formal equity-based compensation program for executive officers and other Company employees by the end of 2007.

Perquisites and Other Personal Benefits

The Company’s employment agreements provide the executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the executive officers.

The executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive and his spouse and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, disability insurance, group life insurance and supplemental life insurance, on such terms no less favorable than applicable to any other executive; eligibility for participation in any Company sponsored deferred compensation plans (of which there are currently none that are utilized); an annual physical medical examination at the Company’s cost; a monthly car allowance; reimbursement for costs associated with tax and financial planning assistance; coverage under a Company-paid director and officer insurance plan on terms no less favorable than coverage provided to any other then current officer or trustee; and, supplemental renewable long-term disability insurance, at the Company’s cost, as agreed to by the Company and the executive. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2006, are included in column (i) of the “Summary Compensation Table provided below under Item 11 of this report.

In addition, the executives’ employment agreements each contain provisions relating to payments upon change in control events and severance upon termination for events other than without cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding applicable potential payments under these provisions for the named executive officers is provided under the heading “Potential Payments Upon Termination or Change in Control” presented below in Item 11 of this report.

Federal Tax Regulations

Section 162(m) of the Code limits the deductibility on the Company’s income tax return to compensation of $1.0 million for certain executive officers unless, in general, the compensation is paid pursuant to a plan that is performance-based, nondiscretionary and has been approved by the Company’s shareholders. The Compensation Committee’s policy with respect to Section 162(m) since the Company’s initial public offering is to make reasonable efforts to ensure that compensation is deductible to the extent permitted, while simultaneously providing the Company’s executives with appropriate rewards for their performance.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE
RADM James W. Eastwood (Ret), Chairman
Frederick F. Buchholz
Denis J. Nayden

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the year ended December 31, 2006. The Company has entered into employment agreements with each of its currently-employed named executive officers.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Share Awards ($) (e)(1)	Option Awards ($) (f)	All Other Compensation ($) (i)(2)	Total ($) (j)
Gary M. Holloway, Sr.	2006	$360,000	$0	$0	$0	$37,556	$397,556
Chairman, President & Chief
Executive Officer
J. Patrick O’Grady	2006	$150,000	$140,000	$88,733	$0	$9,812	$388,545
Executive Vice President &
Chief Financial Officer
(July 1, 2006 through
December 31, 2006)
Dennis J. O’Leary	2006	$288,000	$0	$1,376	$0	$0	$289,376
Interim Chief Financial
Officer (April 1, 2006 through
June 30, 2006)
EVP & Principal Accounting
Officer (July 1, 2006 through
August 15, 2006)
Bradley W. Harris	2006	$60,000	$0	$0	$0	$349,615	$409,615
Former Chief Financial
Officer (January 1, 2006 through
March 31, 2006)
Bruce F. Robinson	2006	$335,000	$402,000	$0	$0	$32,978	$769,978
President of Military Housing
Business
John DeRiggi	2006	$287,500	$345,000	$0	$0	$30,113	$662,613
President of Student Housing
Business & Chief Investment
Officer
Joseph M. Macchione	2006	$250,000	$300,000	$0	$0	$17,786	$567,786
Executive Vice President,
General Counsel & Secretary

(1)    The amounts in column (e) reflect the dollar amount recognized by the Company as an expense for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R, with respect to awards pursuant to the Company’s Equity Incentive Plan. Mr. O’Grady received 40,000 restricted shares on July 1, 2006, in accordance with the terms of his employment agreement that became effective as of that date. The restricted shares vest over a three-year period, with 10,000 vesting on July 1, 2007 and 15,000 shares vesting on each of July 1, 2008 and July 1, 2009. Mr. O’Leary, who served as the Company’s interim chief financial officer during a portion of 2006, receives grants of restricted shares for his service as a non-employee trustee on the Company’s Board of Trustees. Additional information relating to the annual grant of restricted shares to the Company’s non-employee trustees is provided in the table below titled “Trustee Compensation.”  The number of restricted shares granted to Mr. O’Leary for the fiscal year 2006 was pro-rated to exclude the period of time that he served as an employee of the Company. Both vested and unvested restricted shares receive dividend distributions made by the Company.

(2)    Mr. Holloway’s employment agreement provides that he will receive a monthly car allowance of $1,500, and other benefits as are commensurate with his position, including reimbursement for the cost of tax preparation and financial planning services up to a maximum aggregate of $10,000 annually, an annual medical examination and six weeks of paid vacation annually and various other customary benefits. Pursuant to Messrs. Robinson’s and DeRiggi’s employment agreements, each will receive a monthly car allowance of $1,000 and other benefits as are commensurate with his position, including reimbursement for the cost of tax preparation and financial planning services up to a maximum aggregate of $10,000 annually, an annual medical examination, five weeks of paid vacation annually and various other customary benefits. Pursuant to Messrs. O’Grady’s and Macchione’s employment agreements, each will receive a monthly car allowance of $650 and other benefits as are commensurate with his position, including reimbursement for the cost of tax preparation and financial planning services up to a maximum aggregate of $5,000 annually, an annual medical examination, five weeks of paid vacation annually and various other customary benefits. The employment agreements for Messrs. DeRiggi, O’Grady and Macchione became effective as of July 1, 2006.

During 2006, the Company paid car allowances for Messrs. Holloway, Robinson, DeRiggi, O’Grady and Macchione of $18,000, $12,000, $9,900, $3,900 and $7,800 respectively; and paid tax planning services for each of Messrs. Holloway, Robinson, DeRiggi, O’Grady and Macchione of $10,000, $10,000, $9,900, $2,500 and $7,800, respectively. During 2006, the Trust made the following matches under the Company’s 401(k) plan: $1,328 (Mr. Holloway); $2,750 (Mr. Robinson); $2,485 (Mr. DeRiggi); $669 (Mr. O’Grady); and $104 (Mr. Macchione); and paid medical benefits as follows: $8,228  (Mr. Holloway); $8,228 (Mr. Robinson); $8,228 (Mr. DeRiggi); $2,743 (Mr. O’Grady);  and $2,082 (Mr. Macchione). The amount shown for Mr. O’Leary includes $21,946 of cash fees paid in connection with service as a non-employee trustee of the Company’s Board of Trustees.

(3)    Mr. Harris served as the Company’s chief financial officer until his termination of employment effective March 31, 2006. On June 28, 2006, the Company entered into a Confidential Settlement Agreement and General Release with Mr. Harris, pursuant to which Mr. Harris received the right to the following payments: (i) payment of $75,000, less applicable deductions and withholdings, representing an amount equal to four months of pay at employee’s base salary as of the termination date, (ii) a payment of $18,750, representing an amount equal to Mr. Harris’ bonus attributable to the year ended December 31, 2005, (iii) a payment of $1,250, representing payment toward outplacement service fees incurred by Mr. Harris, (iv) commencing on August 15, 2006, a sum of $250,000, less applicable deductions and withholdings, to be paid in semi-monthly installments of $9,375 in accordance with the company’s normal payroll cycle, and (v) a payment of $4,615 representing payment of his earned but unused vacation as of his termination date. In addition, the Company has made a payment to Mr. Harris’ legal counsel in the gross amount of $25,000.

Grants of Plan-Based Awards

Name (a)	Grant Date (b)	All Other Share Awards: Number of Shares or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Grant Date Fair Value of Share and Option Awards (l)
Gary M. Holloway, Sr.	—	—	—	—
Chairman, President & Chief Executive Officer
J. Patrick O’Grady	July 1, 2006	40,000	—	$532,400
Executive Vice President & Chief Financial Officer (July 1, 2006 through December 31, 2006)
Dennis J. O’Leary	September 5, 2006	948	—	$12,381
Interim Chief Financial Officer (April 1, 2006 through June 30, 2006)
EVP & Principal Accounting Officer (July 1, 2006 through August 15, 2006)
Bradley W. Harris	—	—	—	—
Former CFO (January 1, 2006 through March 31, 2006)
Bruce F. Robinson	—	—	—	—
President of Military Housing Business
John DeRiggi	—	—	—	—
President of Student Housing Business & Chief Investment Officer
Joseph M. Macchione	—	—	—	—
Executive Vice President, General Counsel & Secretary

The amounts in column (l) of the foregoing table reflect the grant date fair value calculated in accordance with FAS 123(R). During 2006, J. Patrick O’Grady was the only individual to receive a plan-based award for service as an employee. The grant was made as of July 1, 2006 under the Company’s Equity Incentive Plan, and approved as part of Mr. O’Grady’s compensation pursuant to his employment agreement, which also became effective as of July 1, 2006. Pursuant to the terms of his employment agreement, Mr. O’Grady received a grant of 40,000 restricted common shares, of which 10,000 shares will vest on July 1, 2007 and 15,000 shares will vest on each of July 1, 2008 and July 1, 2009. On July 1, 2006, the fair market value of the Company’s common shares, based on the closing price as reported by the New York Stock Exchange, was $13.18 per share. Under the terms of the grant, Mr. O’Grady will receive dividends on all 40,000 restricted shares while he remains employed with the Company. The Company has historically paid a dividend with respect to each of its fiscal quarters, at a rate that is determined at the discretion of its Board of Trustees. The restricted shares will continue to vest while Mr. O’Grady remains employed with the Company, but will vest 100% immediately upon (i) a change of control of the Company, (ii) upon the employee’s termination of employment by the Company without cause (as defined in the Equity Incentive Plan), and (iii) upon the employee’s death or becoming permanently disabled (as defined in the Equity Incentive Plan). To the extent that Mr. O’Grady is terminated from employment by the Company with cause, the unvested portion of the restricted shares will be forfeited immediately to the Company.

Mr. O’Leary received a grant of 948 restricted shares on September 5, 2006 in connection with his service as a non-employee trustee of the Company’s Board of Trustees. Additional information relating to the annual grant of restricted shares to the Company’s non-employee trustees is provided in the table below titled “Trustee Compensation.” The number of restricted shares granted to Mr. O’Leary for the fiscal year 2006 was pro-rated to exclude the period of time that he served as an employee of the Company. Under the terms of the restricted share grant, Mr. O’Leary will receive dividends on all 948 restricted shares, and the shares will vest in equal annual installments over a three-year period (with the first installment vesting on June 30, 2007).

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Gary M. Holloway, Sr.	—	—	—	—	—	—	—	—		—
Chairman, President & Chief Executive Officer
J. Patrick O’Grady	—	—	—	—	—	—	—	40,000	(1)	$406,000	(1)
Executive Vice President & CFO (July 1, 2006 through December 31, 2006)
Dennis J. O’Leary	—	—	—	—	—	—	—	3,095	(2)	$31,414	(2)
Interim Chief Financial Officer (April 1, 2006 through June 30, 2006) EVP & Principal Accounting Officer (July 1, 2006 through August 15, 2006)
Bradley W. Harris	—	—	—	—	—	—	—	—		—
Former CFO (January 1, 2006 through March 31, 2006)
Bruce F. Robinson	—	—	—	—	—	—	—	—		—
President of Military Housing Business
John DeRiggi	—	—	—	—	—	—	—	—		—
President of Student Housing Business & Chief Investment Officer
Joseph M. Macchione	—	—	—	—	—	—	—	—		—
Executive Vice President, General Counsel & Secretary

(1)             Represents 40,000 restricted shares granted to Mr. O’Grady under the Company’s Equity Incentive Plan on July 1, 2006, pursuant to the terms of Mr. O’Grady’s employment agreement. The shares vest over a three-year period, with 15,000 vesting on July 1, 2007 and 10,000 vesting on each of July 1, 2008 and July 1, 2009. Under the terms of the grant, Mr. O’Grady will receive dividends on all 40,000 restricted shares while he remains employed with the Company. The Company has historically paid a dividend with respect to each of its fiscal quarters, at a rate that is determined at the discretion of its Board of Trustees. The restricted shares will continue to vest while Mr. O’Grady remains employed with the Company, but will vest 100% immediately upon (i) a change of control of the Company, (ii) upon the employee’s termination of employment by the Company without cause (as defined in the Equity Incentive Plan), and (iii) upon the employee’s death or becoming permanently disabled (as defined in the Equity Incentive Plan). To the extent that Mr. O’Grady is terminated from employment by the Company with cause, the unvested portion of the restricted shares will be forfeited immediately to the Company. The market value of the unvested shares is based on the closing price of the Company’s common shares on December 29, 2006 as reported on the New York Stock Exchange, which was $10.15 per common share.

(2)             Represents the unvested portion of restricted shares granted to Mr. O’Leary in connection with his service as a non-employee trustee of the Company’s Board of Trustees. Additional information relating to the annual grant of restricted shares to the Company’s non-employee trustees is provided in the table below titled “Trustee Compensation.”  The amount of restricted shares granted to Mr. O’Leary for the fiscal year 2006 was pro-rated to exclude the period of time that he served as an employee of the Company. Under the terms of the restricted share grants, Mr. O’Leary will receive dividends on unvested and vested shares, and the shares will vest in equal annual installments over a three-year period. The unvested restricted shares as of December 31, 2006 will vest as follows: with respect to a grant made on January 1, 2005, 1,167 shares will vest on October 28, 2007; with respect to a grant made on March 31, 2005, 142 shares will vest on March 31, 2007 and 143 shares will vest on March 31, 2008; with respect to a grant made on  June 30, 2005, 120 shares will vest on June 30, 2007 and 121 shares will vest on June 30, 2008; with respect to a grant made on  September 30, 2005, 227 shares will vest on September 30, 2007 and 228 shares will vest on September 30, 2008; and with respect to a grant made on September 5, 2006, 316 shares will vest on each of June 30, 2007, June 30, 2008 and  June 30, 2009. The market value of the unvested shares is based on the closing price of the Company’s common shares on December 29, 2006 as reported on the New York Stock Exchange, which was $10.15 per common share.

Option Exercises and Shares Vested

	Option Awards		Share Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
Gary M. Holloway, Sr.	—	—	—		—
Chairman, President & Chief Executive Officer
J. Patrick O’Grady	—	—	—		—
Executive Vice President & Chief Financial Officer (July 1, 2006 through December 31, 2006)
Dennis J. O’Leary	—	—	2,823	(1)	$39,710	(1)
Interim Chief Financial Officer (April 1, 2006 through June 30, 2006) EVP & Principal Accounting Officer (July 1, 2006 through August 15, 2006)
Bradley W. Harris	—	—	—		—
Former Chief Financial Officer (January 1, 2006 through March 31, 2006)
Bruce F. Robinson	—	—	—		—
President of Military Housing Business
John DeRiggi	—	—	—		—
President of Student Housing Business & Chief Investment Officer
Joseph M. Macchione	—	—	—		—
Executive Vice President, General Counsel & Secretary

(1)          Represents restricted shares pursuant to multiple grants in connection with Mr. O’Leary’s service as a non-employee trustee of the Company’s Board of Trustees. Additional information relating to the annual grant of restricted shares to the Company’s non-employee trustees is provided in the table below titled “Trustee Compensation.”   Under the terms of the restricted share grants, Mr. O’Leary will receive dividends on unvested and vested shares, and the shares will vest in equal annual installments over a three-year period. The value of the vested shares realized is calculated based on the closing price of the Company’s shares as reported on the New York Stock Exchange on the applicable vesting date for the shares, and specifically were as follows: with respect to a grant made on January 1, 2005, 1,167 shares vested on October 28, 2005 with a value of $14.92 per share and 1,167 shares vested on October 28, 2006 with a value of $13.88 per share; with respect to a grant made on March 31, 2005, 142 shares vested on March 31, 2006 with a value of $11.64 per share; with respect to a grant made on  June 30, 2005, 120 shares vested on June 30, 2006 with a value of $13.18 per share; and with respect to a grant made on  September 30, 2005, 227 shares vested on September 30, 2006 with a value of $12.62 per share.

Potential Payments Upon Termination or Change in Control

Pursuant to the Company’s employment agreements, Messrs. Holloway, Robinson, DeRiggi, O’Grady and Macchione, each of the executives is entitled to certain termination or change-in-control payments. The employment agreements provide that the executive officers agree to devote substantially all of their business time to the performance of their duties to us under their employment agreements (except as we otherwise agree). At the end of the initial three-year term, the employment agreements will automatically extend for two additional one-year periods (each, an “Extension Term”), unless either party terminates the agreement by providing prior written notice to the other party not later than 60 days prior to expiration thereof. These employment agreements permit us to terminate the executives’ employment with appropriate notice for or without “cause.” “Cause” is generally defined to mean:

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

•       a willful breach of the executive’s duty of loyalty which is materially detrimental to us; and

•       a willful failure to adhere to explicitly stated duties that are consistent with the executive’s employment agreement, or the reasonable and customary guidelines of employment or reasonable and customary corporate governance guidelines or policies, including without limitation the business code of ethics adopted by our Board of Trustees, or the failure to follow the lawful directives of our Board of Trustees provided such directives are consistent with the terms of the executive’s employment agreement, which continues for a period of 30 days after written notice to the executive.

In addition, each executive has the right under his employment agreement to resign for “good reason” upon certain events that occur without such executive’s written consent, provided the executive notifies us of his determination that “good reason” exists within 60 days of when the executive knows of the occurrence of the event upon which his determination is based. For these purposes, “good reason” means (i) any material reduction in duties, responsibilities or reporting requirements, or the assignment of any duties, responsibilities or reporting requirements that are inconsistent with his positions with us; (ii) a reduction in his annual base salary; (iii) the termination or material reduction of certain employee benefit plans, programs or material fringe benefits other than in connection with modifications to plans that are applicable to all similarly situated officers; (iv) relocation of our offices outside of a 35-mile radius of Newtown Square, Pennsylvania; (v) a failure by us to renew his employment agreement on at least comparable terms at the close of the initial term or of either extension term; or (vi) our material breach of his employment agreement which continues for a period of 30 days after written notice. In addition, with respect to Mr. Holloway, such “good reason” also includes his removal from the board, other than for “cause,” or failure to be nominated or elected to the board, other than for “cause,” absent his prior written consent.

In the event of a termination of the executive’s employment by the executive or by us (or our successor) for any reason other than “cause” following a change of control, the executive will become fully vested in his options and restricted shares and shall have a two-year period from his or her date of termination to exercise his or her vested options. In general terms, a change of control occurs:

•       if a person, entity or affiliated group (with certain exceptions) acquires more than 50% of our then outstanding voting securities;

•       if we merge into another entity, unless the holders of our voting shares immediately prior to the merger have at least 50% of the combined voting power of the securities in the merged entity or its parent;

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

With respect to Messrs. Holloway and Robinson, if payments become due as a result of a change of control and the excise tax imposed by Section 4999 of the Code applies, the terms of their employment agreements require us to gross up the executives for the amount of this excise tax plus the amount of income and other taxes due as a result of the gross up payment.

Each executive has agreed with the Company that for a period after termination of his employment (18 months for Messrs. Holloway and Robinson, 24 months for Messrs. DeRiggi, O’Grady and Macchione), such executive will not compete with the Company by working with or investing in, subject to certain limited exceptions noted below, any enterprise engaged in a business substantially similar to any primary segment of our business as conducted during the period of the executive’s employment with the Company. The executive will not be subject to these restrictions if the Company commits a material breach of the executive’s employment agreement. In addition, these restrictions will not preclude the executive from (i) making any investment in a public company or any entity in which he is the owner of 5% or less of the issued and outstanding voting securities, provided ownership does not result in his being obligated or required to devote a substantial amount of managerial efforts, (ii) engaging in charitable, academic or community activities, or in trade or professional organizations, or (iii) holding directorships in other companies consistent with our conflict of interest policies and corporate governance guidelines.

The employment agreements provide that, if the executive’s employment ends due to termination by us without cause, or termination by the executive for good reason, we will be obligated to pay the following severance benefit: (i) a lump sum payment equal to (A) with respect to Mr. Holloway, three times base salary his average annual bonus determined at the superior level of both corporate and individual performance for the year in which the termination occurs, (B) with respect to Mr. Robinson, two times such amount if not in connection with a change of control and three times such amount if in connection with a change of control, and (C) with respect to Messrs. DeRiggi, O’Grady and Macchione, two times such amount, (ii) a prorated amount of the incentive bonus at the superior level for individual and corporate performance for the year in which the termination occurs, and (iii) an amount equal to accrued but unpaid base salary through the date of termination plus any other compensation then due and owing. The Company will also permit the executive to continue to participate in, and will pay the premiums for, group health coverage for a period of three years following the executive’s date of termination with respect to Messrs. Holloway and Robinson, and two years with respect to Messrs. DeRiggi, O’Grady and Macchione. Additionally, all of the options and restricted shares granted to the executive will become fully vested, and the executive will have a period of at least two years from the effective date of termination in which to exercise all vested options. If, however, any executive resigns for “good reason” upon notice of non-renewal by the Company after the second Extension Term, the multiplier described in clause (i) above will be reduced to one times such amount. Assuming a triggering event for these severance benefits upon termination took place as of December 31, 2006, the following payments would have been due and payable to the executive officers:

Named Executive Officer With Employment Agreements	Estimated Aggregate Payment Upon Termination For Cause, or by Employee with Good Reason, as of December 31, 2006
Gary M. Holloway, Sr.	$2,376,000
Chairman, President & CEO
J. Patrick O’Grady	$1,320,000
Executive Vice President & CFO (July 1, 2006 through December 31, 2006)
Bruce F. Robinson	$1,474,000
President of Military Housing Business
John DeRiggi	$1,265,000
President of Student Housing Business & Chief Investment Officer
Joseph M. Macchione	$1,100,000
Executive Vice President, General Counsel & Secretary

If an executive’s employment ends due to death or permanent disability, the Company will pay to the executive, or his estate or beneficiary, an amount equal to one times the executive’s base salary and the executive’s annual incentive bonus (determined at the superior level for both corporate and individual performance for the year in which the termination of employment occurs) within 10 days of the occurrence of the relevant event. Further, the executive will become vested in all options and restricted shares and the executive or the executive’s personal representative will have one year from the date of the event to exercise all vested options. The Company will pay to the executive or the executive’s representative any base salary, annual bonus, expense reimbursement, and all other compensation related payments payable as of the date of the relevant event. In addition, the Company will pay to the executive or the executive’s representative a prorated amount of the incentive bonus at the target level for corporate and individual performance for the year in which the relevant event occurred. Assuming a triggering event for these severance benefits upon termination took place as of December 31, 2006, the following payments would have been due and payable to the executive officers:

Named Executive Officer With Employment Agreements	Estimated Aggregate Payment Upon Termination as a result of Death or Permanent Disability, as of December 31, 2006
Gary M. Holloway, Sr.	$792,000
Chairman, President & CEO
J. Patrick O’Grady	$660,000
Executive Vice President & CFO (July 1, 2006 through December 31, 2006)
Bruce F. Robinson	$737,000
President of Military Housing Business
John DeRiggi	$632,500
President of Student Housing Business & Chief Investment Officer
Joseph M. Macchione	$550,000
Executive Vice President, General Counsel & Secretary

In the event of a termination of the executive’s employment by the executive or by us (or our successor) for any reason other than “cause” following a change of control as described above, the executive will become fully vested in his options and restricted shares and shall have a two-year period from his or her date of termination to exercise his or her vested options.

With respect to Messrs. Holloway and Robinson, if payments become due as a result of a change of control and the excise tax imposed by Section 4999 of the Code applies, the terms of their employment agreements will require us to gross up the executives for the amount of this excise tax plus the amount of income and other taxes due as a result of the gross up payment. Effective as of July 27, 2006, the Company entered into an amendment to its employment agreement with Bruce F. Robinson, President of the Military Housing division. Under the terms of the amendment, in the event of the occurrence of a change of control (as defined in the agreement), other than a change of control resulting from a transaction in which Gary M. Holloway, Sr. or Mr. Robinson is a majority owner or managing member of the Company (or any successor) following the transaction, then Mr. Robinson and the Company (or the buyer or acquirer in such change of control transaction) shall enter into good faith negotiations not later than 15 days following the closing of such transaction as to Mr. Robinson’s position with, and role and compensation in the post-closing business. If the parties to such negotiation have not reached an agreement and have not executed an employment agreement with respect to Mr. Robinson’s ongoing employment after the closing not later than 30 days following such closing, then Mr. Robinson shall have the right, not later than 15 days following the expiration of the 30-day period, to terminate employment with the Company and have such termination deemed to constitute “good cause” pursuant to the agreement; provided, however, that such election shall not be available in the event (i) that Mr. Robinson has become entitled to severance under any other provision of the employment agreement prior to his termination of employment, or (ii) of his death, permanent disability or the occurrence of any event that would give the Company valid reason to terminate for cause. Assuming a triggering event for these severance benefits upon termination took place as of December 31, 2006, the following payments would have been due and payable to the executive officers:

Named Executive Officer With Employment Agreements	Estimated Aggregate Payment Upon Termination For any reason other than Cause, as of December 31, 2006
Gary M. Holloway, Sr.	$2,971,470
Chairman, President & CEO
J. Patrick O’Grady	$1,320,000
Executive Vice President & CFO (July 1, 2006 through December 31, 2006)
Bruce F. Robinson	$2,802,367
President of Military Housing Business
John DeRiggi	$1,265,000
President of Student Housing Business & Chief Investment Officer
Joseph M. Macchione	$1,100,000
Executive Vice President, General Counsel & Secretary

Trustee Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)(1)		Share Awards ($) (c)(2)	All Other Compensation ($) (g)	Total ($) (h)
Frederick F. Buchholz	$117,048	(1)	$25,170	—	$142,218
RADM James W. Eastwood (Ret)	$168,548	(1)	$25,170	—	$193,718
Michael D. Fascitelli	$29,500	(1)	$22,606	—	$52,106
Steven J. Kessler	$136,500	(1)	$25,170	—	$161,670
Denis J. Nayden	$34,000	(1)	$25,170	—	$59,170
Richard A. Silfen	$251,815	(1)	$25,170	—	$276,985

(1)          The aggregate cash amounts shown for each trustee include the following: Mr. Buchholz—$20,000 for annual retainer fee, $13,000 for Board meeting attendance fees, and $84,048 for Committee retainer and meeting attendance fees; Adm. Eastwood—$20,000 for annual retainer fee, $13,000 for Board meeting attendance fees, and $135,548 for Committee retainer, service and meeting attendance fees; Mr. Fascitelli—$20,000 for annual retainer fee and $9,500 for Board meeting attendance fees; Mr. Kessler—$20,000 for annual retainer fee, $13,500 for Board meeting attendance fees and $103,000 for Committee retainer, service and meeting attendance fees; Mr. Nayden—$20,000 for annual retainer fee, $12,500 for Board meeting attendance fees and $1,500 for Committee retainer and meeting attendance fees; and Mr. Silfen—$20,000 for annual retainer fee, $13,500 for Board meeting attendance fees and $218,315 for Committee retainer, service and attendance fees. Dennis O’Leary, who is also a non-employee trustee of the Company, is listed as a named executive officer in the “Summary Compensation Table” presented above, and therefore is not shown in this table.

(2)          The amounts in column (c) reflect the dollar amount recognized by the Company as an expense  for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R of awards pursuant to the Company’s Equity Incentive Plan. All trustees shown in the table received a grant of 1,518 restricted common shares on June 30, 2006 under the Company’s Equity Incentive Plan. The grant date fair values of the awards, also computed in accordance with FAS 123(R), with respect to the 1,518 restricted shares granted to each of the trustees on June 30, 2006 was $120,042. The restricted shares all vest in three equal installments over a three-year period. Additional information relating to the annual grant of restricted shares to the Company’s non-employee trustees is provided in the narrative disclosure below this table. Both vested and un-vested restricted shares receive dividend distributions made by the Company. As of the year ended December 31, 2006, each of the non-employee trustees held the following aggregate restricted share awards: Messrs. Buchholz, Kessler, Nayden , Silfen and Adm. Eastwood each held 3,665 restricted common shares; and Mr. Fascitelli held 4,207 restricted common shares.

As compensation for serving on the Company’s Board, each non-employee trustee receives an annual fee of $40,000, of which $20,000 is paid in the form of restricted shares and $20,000 is paid in cash. The cash portion of this annual fee is paid on a quarterly pro-rata basis, and the restricted share portion of this annual fee is paid on June 30th of each fiscal year. These restricted shares vest in three equal annual installments, are considered outstanding common shares for purposes of voting along with our common shareholders, and receive dividend-equivalent cash payments along with our common shareholders. In addition, prior to 2007, non-employee trustees received $1,000 for each Board or committee meeting attended in person and $500 for each Board or committee meeting attended telephonically. Commencing on January 1, 2007, non-employee trustees will receive $1,000 for each Board or committee meeting attended either in person or telephonically. Committee chairmen receive an additional annual fee with the lead independent trustee receiving an additional $5,000 per year, the Audit Committee chairman receiving an additional $7,500 per year, and the Compensation Committee chairman and the Nominating and

Corporate Governance Committee chairman each receiving an additional $5,000 per year. On September 15, 2006, the Board of Trustees, upon recommendation of the Nominating and Corporate Governance Committee and the Company’s management, also approved a one-time payment to members of the Audit Committee in recognition of their additional work in performing the Company’s special investigation initiated during the first quarter of 2006. These additional Audit Committee service fees were payable as follows: Mr. Kessler ($67,500); Mr. Silfen ($52,500) and Adm. Eastwood ($30,000).

The Board of Trustees also appointed a Special Committee in March 2006 to consider and analyze strategic and financial alternatives, including potential offers to acquire the Company. The Special Committee was dissolved officially in December 2006. Members of the Special Committee, which consisted of Mr. Silfen (Chairman), Mr. Buchholz and Adm. Eastwood, received the following fees: (i) an initial retainer in the amount of $10,000 for the Chairman and $5,000 for other members, (ii) for each full or partial month of service rendered by the Special Committee, a monthly retainer of $10,000 for the Chairman and $5,000 for other members, plus such other amounts as may be deemed appropriate by the Board of Trustees following the date on which these retainer fees were paid, and (iii) attendance fees for participating in meetings in the same manner as described above for standing committees ($1,000 for attendance in person, and $500 for attendance via telephone conference).

Trustees who also are officers or employees of the Company receive no additional compensation as trustees. In addition, we reimburse our trustees for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Upon joining the Board of Trustees, each non-employee trustee receives 3,500 restricted common shares that vest in three equal annual installments. The Board of Trustees may change the compensation of non-employee trustees in its discretion, and has delegated this authority to the Nominating and Corporate Governance Committee.

Compensation Committee Interlocks and Insider Participation

All of the members of the Compensation Committee of the Company’s Board have been determined to be independent trustees in accordance with the listing standards and corporate governance rules of the NYSE and the terms of the Company’s Corporate Governance Guidelines. None of these trustees, or any of our executive officers, serves as a member of a board or any compensation committee of any entity that has one or more executive officers serving as a member of the Board of Trustees.

Performance Graph

The following performance graph below compares the cumulative total return of the Company’s common shares with that of the S&P 500 Index and the S&P REIT Index from October 28, 2004 (the date the Company’s common shares began to trade publicly) through December 31, 2006. The performance graph assumes that a shareholder invested $100 at the close of market on October 28, 2004 in the Company’s common shares and $100 invested at that same time in each index. The comparisons in this graph are provided in accordance with SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD
OCTOBER 28, 2004 TO DECEMBER 31, 2006
(GMH COMMUNITIES TRUST, S&P 500 INDEX AND THE S&P REIT INDEX)
(includes reinvestment of dividends)

		INDEXED RETURNS
	Period	Years Ending
Company / Index	10/28/04	12/31/04	12/31/05	12/31/06
GMH COMMUNITIES TRUST	100	118.86	139.59	98.02
S&P 500 INDEX	100	107.85	113.15	131.02
S&P 500 REAL ESTATE INVESTMENT TRUSTS	100	108.79	122.46	173.59

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of common shares, as of February 15, 2007, by (i) each of the Company’s trustees, (ii) each of the Company’s executive officers, (iii) all of the Company’s trustees and executive officers as a group and (iv) any shareholders known to the Company to be the beneficial owner of more than 5% of our common shares (based solely on information provided in Schedule 13D or 13G filings made by such beneficial owners with the SEC). The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement or (d) the automatic termination of a trust, discretionary account or similar arrangement.

Under the terms of the Company’s Declaration of Trust, shareholders generally may not have “beneficial” or “constructive” ownership (as those terms are defined in the Declaration of Trust) of more than 7.1% of the outstanding common shares of the Company at any time. Common shares indicated as beneficially owned in the following table may not be deemed to be “beneficially” and/or constructively” owned by the shareholder under the Declaration of Trust. The Declaration of Trust provides that the Board may approve exceptions to this limitation of ownership, provided that the ownership exception would not threaten the Company’s ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”), and currently provides the following exceptions: (i) Mr. Holloway and persons whose share ownership would be attributed to him under the Declaration of Trust’s constructive ownership provisions may own no more than 20% of the outstanding shares of the Company; (ii) Steven Roth, the chief executive officer of Vornado Realty Trust, and persons whose share ownership would be attributed to him under the Declaration of Trust’s constructive ownership rules may own no more than 8.5% of the outstanding shares of the Company, and (iii) Vornado Realty, L.P., Vornado Realty Trust, and designated affiliates or permitted transferees of Vornado Realty, L.P. under the terms of a warrant issued by the Company, generally have no restriction on ownership levels in the Company (except that any person who is treated as an “individual” for purposes of the Code may not benefit from this unlimited ownership exception).

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Shares(1)
Trustees and Executive Officers
Gary M. Holloway, Sr.(2)	17,000,379	(2)	20.0	%(2)
Bruce F. Robinson	1,014,305	(3)	2.4
John DeRiggi	251,250	(3)	*
J. Patrick O’Grady	40,000	(3)	*
Joseph M. Macchione	63,700	(3)	*
Frederick F. Buchholz	12,488	(4)	*
RADM James W. Eastwood (Ret)	103,038	(4)	*
Michael D. Fascitelli	5,552	(5)	*
Steven J. Kessler	11,488	(4)	*
Denis J. Nayden	41,488	(4)	*
Dennis J. O’Leary	53,418	(4)	*
Richard A. Silfen	12,488	(4)	*
All executive officers and trustees as a group (12 persons)	18,609,594		44.8	%(6)
5% Shareholders
Cohen & Steers(7)	4,666,151		11.2%
FMR Corp.(8)	6,235,029		15.0%
Franklin Resources, Inc.(9)	2,957,355		7.1%
Heitman Real Estate Securities LLC(10)	4,771,661		11.5%
JP Morgan Chase & Co.(11)	2,532,620		6.1%
The Vanguard Group, Inc.(12)	2,535,083		6.1%
Vornado Realty Trust(5)	9,855,104		20.2

                  * Less than 1%.

          (1) Based on 41,567,146 common shares outstanding as of February 15, 2007. Under the terms of the partnership agreement of the Company’s operating partnership, units of limited partnership interest generally may be redeemed for cash or common shares after the units have been held for one year from the date such units are issued (unless otherwise agreed to be redeemed earlier at the discretion of the general partner of the operating partnership).

          (2) The address for Gary M. Holloway is c/o GMH Communities Trust, 10 Campus Boulevard, Newtown Square, PA 19073. The number of common shares shown as beneficially owned by Mr. Holloway includes 11,550 common shares beneficially owned by Mr. Holloway’s wife, and includes common shares issuable upon redemption of 16,988,829 OP units that were beneficially owned by Mr. Holloway as of February 15, 2007. Under the terms of the partnership agreement of the Company’s operating partnership, Mr. Holloway may require that his and his affiliates’ units of limited partnership interest be redeemed for common shares rather than cash; provided, however, that he is limited to redeeming such units for a number of common shares equal to no more than 20% of the outstanding common shares at the time of such redemption.

          (3) The number of common shares shown as beneficially owned includes common shares issuable upon redemption of the following OP units that were beneficially owned as of July 31, 2006: Bruce F. Robinson—1,010,305 units; John DeRiggi—251,250 units; and Joseph M. Macchione—62,500 units. All of the OP units held by Messrs. Robinson, DeRiggi and Macchione had been held for more than one year as of February 15, 2007 (See Footnote 1), and therefore were redeemable for common shares within 60 days. The number of common shares shown as beneficially owned by Mr. Robinson also includes 4,000 common shares held in a trust for the benefit of his children. The number of shares shown as beneficially owned by Mr. O’Grady consists of restricted common shares issued pursuant to the Company’s Equity Incentive Plan.

          (4) Number of common shares presented includes 5,806 restricted common shares issued to each of the non-employee trustees under the Company’s Equity Incentive Plan. Mr. Silfen possesses shared voting and dispositive power with his spouse over 6,000 of the common shares reported as beneficially owned by him. Mr. Kessler possesses shares voting and dispositive power with his spouse over 5,000 of the common shares reported as beneficially owned by him. Admiral Eastwood’s holdings include 10,000 common shares held by his spouse.

          (5) Number of common shares presented for Mr. Fascitelli includes 5,552 restricted common shares issued to him in connection with his service as a non-employee trustee under the Company’s Equity Incentive Plan. The number of common shares shown with respect to Vornado Realty Trust includes: (i) the 700,000 common shares owned by Vornado Investments L.L.C., (ii) 6,666,667 OP units issued upon exercise of a warrant held by Vornado Realty L.P., (ii) 671,190 OP units issued to Vornado CCA Gainesville, L.L.C., an affiliate of Vornado Realty Trust, and (iii) 1,817,247 common shares issued to Vornado Realty

L.P. on May 2, 2006, in connection with a net exercise of the remaining portion of the warrant referenced above. Vornado Investments L.L.C. is a wholly-owned subsidiary of Vornado Realty L.P., which is the operating partnership of Vornado Realty Trust. Mr. Fascitelli is a Trustee and the President of Vornado Realty Trust. Mr. Fascitelli has reported in his filings with the SEC that he disclaims beneficial ownership in the 700,000 common shares held by Vornado Investments L.L.C., the 1,817,247 common shares held by Vornado Realty L.P., and the 7,337,857 OP units collectively issued to Vornado Realty L.P. and Vornado CCA Gainesville, L.L.C., except to the extent he has any pecuniary interest therein. The address of Vornado Realty Trust is 888 Seventh Avenue, New York, NY 10019.

          (6) Number of common shares indicated as beneficially owned by all trustees and executive officers includes a total of 18,324,434 common shares issuable upon redemption of outstanding OP units held by Messrs. Holloway, Robinson, DeRiggi and Macchione. Includes full redemption of Mr. Holloway’s 16,988,829 outstanding OP units, although he is only permitted to redeem such units for a number of common shares equal to no more than 20% of the outstanding common shares at the time of such redemption.

          (7) Based upon information contained in a Schedule 13G/A filed with the SEC reporting beneficial ownership as of February 13, 2007. The Schedule 13G was filed jointly by Cohen & Steers, Inc. and Cohen & Steers Capital Management, Inc. The address of the reporting persons is 280 Park Avenue, 10th Floor, New York, New York 10017. Cohen and Steers, Inc. and Cohen & Steers Capital Management, Inc. possessed sole voting power over 4,418,851 and sole dispositive power over 4,666,151 shares.

          (8) Based upon information contained in a Schedule 13G filed with the SEC reporting beneficial ownership as of February 14, 2007. The Schedule 13G was filed jointly by FMR Corp. and Edward C. Johnson 3d. The address of the reporting person is 82 Devonshire Street, Boston, Massachusetts 02109. The Schedule 13G discloses the following regarding power to vote and dispose of the common shares: Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 5,904,329 shares or 14.204% of the Company as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Real Estate Invest Portfolio, amounted to 3,847,450 shares or 9.256% of the Common Stock outstanding. Real Estate Invest Portfolio has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 5,904,329 shares owned by the Funds.Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the  execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Pyramis Global Advisors Trust Company (“PGATC”), 53 State Street, Boston, Massachusetts, 02109, an indirect wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 300,700 shares or 0.723% of the outstanding common shares of the Company as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR Corp., through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 300,700 shares and sole power to vote or to direct the voting of 300,700 shares of common shares owned by the institutional accounts managed by PGATC as reported above. Fidelity International Limited (“FIL”), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL, which is a qualified institution under section 240.13d-1(b)(1) pursuant to an SEC No-Action letter dated October 5, 2000, is the beneficial owner of 30,000 shares or 0.072% of the common shares outstanding of the Company. Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d and FIL, or trusts for their benefit, own shares of FIL voting stock with the right to cast approximately 47% of the total votes which may be cast by all holders of FIL voting stock. FMR Corp. and FIL are separate and independent corporate entities, and their Boards of Directors are generally composed of different individuals. FMR Corp. and FIL are of the view that they are not acting as a “group” for purposes of Section 13(d) under the Securities Exchange Act of 1934 (the “1934” Act) and that they are not otherwise required to attribute to each other the “beneficial ownership” of securities “beneficially owned” by the other corporation within the meaning of Rule 13d-3 promulgated under the 1934 Act. Therefore, they are of the view that the shares held by the other corporation need not be aggregated for purposes of Section 13(d). However, FMR Corp. is making this filing on a voluntary basis as if all of the shares are beneficially owned by FMR Corp. and FIL on a joint basis.

          (9) Based upon information contained in a Schedule 13G/A filed with the SEC reporting beneficial ownership as of January 31, 2007. The address of the reporting persons is One Franklin Parkway, San Mateo, CA 94403-1906. The Schedule 13G was filed jointly by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. Franklin Advisers, Inc. possessed sole voting and dispositive power over 2,953,900 shares, Franklin Templeton Portfolio Advisers, Inc. possessed sole voting and dispositive power over 3,444 shares, and Franklin Resources, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. did not possess sole voting or dispositive power over any shares.

(10)    Based upon information contained in a Schedule 13G/A filed with the SEC reporting beneficial ownership as of February 7, 2007. The address of the reporting person is Heitman Real Estate Securities, LLC, 191 North Wacker Drive, Suite 2500, Chicago, Illinois 60606. Heitman Real Estate Securities LLC serves as sub-investment adviser to the Old Mutual Advisor Funds II Old Mutual Heitman REIT Fund, the Penn Series Funds, Inc. REIT Fund, the Old Mutual Advisor Funds OM Asset Allocation Balanced Portfolio, the Old Mutual Advisor Funds OM Asset Allocation Moderate Growth Portfolio, the Old Mutual Advisor Funds OM Asset Allocation Growth Portfolio, the Russell Investment Funds Real Estate Securities Fund and the Frank Russell Investment Company Real Estate Securities Fund, all registered investment companies, and as investment adviser to 4,750 separate account clients. The Old Mutual Advisor Funds II Old Mutual Heitman REIT Fund, the Penn Series Funds, Inc. REIT Fund, the Old Mutual Advisor Funds OM Asset Allocation Balanced Portfolio, the Old Mutual Advisor Funds OM Asset Allocation Moderate Growth Portfolio, the Old Mutual Advisor Funds OM Asset Allocation Growth Portfolio, the Russell Investment Funds Real Estate Securities Fund and the Frank Russell Investment Company Real Estate Securities Fund and 4,750 separate account clients have given dispositive power to Heitman Real Estate Securities LLC the right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of 4,771,661 shares, 11.48% of this issuer. The reporting indicates that it has sole voting power over 2,179,372 shares and sole dispositive power over 4,771,661.

(11)    Based upon information contained in a Schedule 13G filed with the SEC reporting beneficial ownership as of February 7, 2007. The address of the reporting person is 270 Park Avenue, New York, NY 10017. The reporting person indicates that it has sole voting power over 647,720 shares and sole dispositive power over 2,532,620 shares.

(12)    Based upon information contained in a Schedule 13G filed with the SEC reporting beneficial ownership on February 14, 2007. The address of the reporting person is 100 Vanguard Blvd., Malvern, PA  19355. The Vanguard Group, Inc. possessed sole voting power over 71,454 shares and sole dispositive power over 2,535,083 shares.

Equity Incentive Plan Information

The following table gives information about the Company’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2006.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Warrants, Options and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	—	$—	1,916,090
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	1,916,090

(1)          Relates to the Company’s Equity Incentive Plan. The plan was approved in October 2004 by the sole shareholder of the Company prior to completion of the Company’s initial public offering. As of the date of the filing of this report, an aggregate of 43,910 restricted common shares had been granted to non-employee trustees under the Company’s Equity Incentive Plan, and 40,000 restricted common shares had been granted to an executive officer of the Company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

From time to time, the Company may acquire, manage or develop properties in which its trustees or executive officers have an interest. The Company may recruit other persons with experience in the student or military housing industries to join its board or management team who has financial interests in housing properties the Company intends to acquire, develop or manage. In transactions of this nature, there will be conflicts between the Company’s interests and the interest of the trustee or executive officer involved, and the Company does not intend to engage in these transactions without the approval of a majority of our independent disinterested trustees.

Related Party Management and Other Services

In the ordinary course of the Company’s business operations, the Company has on-going business relationships with Gary M. Holloway, Sr., entities affiliated with Mr. Holloway, and entities in which Mr. Holloway or the Company has an equity investment. These relationships and related transactions are summarized below.

In connection with the Company’s initial public offering, Mr. Holloway, and various entities wholly-owned by Mr. Holloway, entered into a Contribution Agreement, dated October 18, 2004, with GMH Communities, LP, the Company’s operating partnership. Pursuant to the Contribution Agreement, Mr. Holloway contributed to the operating partnership all of the partnership interests of GMH 353 Associates, L.P., which entity’s sole asset was the corporate headquarters building located in Newtown Township, Pennsylvania. The Commonwealth of Pennsylvania and Newtown Township each impose a 1% transfer tax on the transfer of these partnership interests. During 2006, Mr. Holloway paid the Company approximately $61,000 as reimbursement for one-half of the aggregate transfer tax that was originally paid by the Company to the Commonwealth and Township in connection with transfer tax assessed against the transfer of the partnership interests. The amount paid by Mr. Holloway to the Company was recorded as a reduction to corporate assets on the Company’s balance sheet as of December 31, 2005.

Since completion of the Company’s initial public offering, the Company and certain of its employees have continued to provide services for entities that are wholly-owned or controlled by Mr. Holloway, which services include legal, IT, human resources, payroll, accounting, marketing, and costs for office equipment and furniture. These entities reimbursed the Company for these services provided during the fiscal year 2006, which totaled approximately $218,000.

The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway, including GMH Capital Partners, LP, an entity that provides property management services for office, retail, industrial, multi-family and corporate properties, as well as acquisition and disposition services. During the fiscal year 2006, these entities paid an aggregate of approximately $156,000 for the lease of space in the Company’s corporate headquarters.

The Company is reimbursed by the joint ventures relating to certain of its military housing projects in which the Company has an ownership interest, as well as student housing properties under the Company’s management in which Mr. Holloway was an investor through March 2005,  for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. During the year ended December 31, 2006, such expense reimbursements relating to these military housing projects and student housing properties totaled $64.0 million.

The Company earned management fees amounting to $93,000 from properties in which Mr. Holloway was an investor during 2006.

Mr.  Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which the Company has purchased title insurance with respect to student housing properties and military housing projects during 2006. In connection with the Company’s purchase of title insurance for these student housing properties and projects, the Company paid premiums to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title companies paid to Bryn Mawr Abstract $373,000 during the year ended December 31, 2006 for the provision of title abstract services.

In February 2005, the Company transferred its interest in Corporate Flight Services, LLC, including the corporate aircraft and associated debt initially contributed to the Company’s operating partnership at the time of the Company’s initial public offering, back to Mr. Holloway. During the year ended December 31, 2006, the Company paid Corporate Flight Services, LLC $993,000 for use of the aircraft owned by Corporate Flight Services, LLC.

Review, Approval or Ratification of Transactions with Related Persons

Under the Company’s conflicts of interest policy contained in its Code of Business Conduct and Ethics, a conflict of interest exists when a person’s private interest is not aligned or appears to be not aligned, or interferes or appears to interfere, in any way with the Company’s interest. For example, the Company’s conflicts of interest policy prohibits its officers, employees and trustees from entering into agreements, transactions or business relationships, or otherwise taking actions, that involve conflicts of interest, other than such agreements, transactions or business relationships or other actions that are (i) otherwise contemplated in the prospectus relating to the Company’s initial public offering, or (ii) approved in advance by the Company’s Audit Committee. Except as otherwise permitted as described in the foregoing sentence, the Company is prohibited from, among other things, engaging in the following activities:

•       acquiring any assets or other property from, or selling any assets or other property to, any of the Company’s trustees, officers or employees, any of their immediate family members or any entity in which any of the Company’s trustees, officers or employees or any of their immediate family members has an interest of 5% or more;

•       making any loan to, or borrowing from, any of the Company’s trustees, officers or employees, any of their immediate family members or any entity in which any of the Company’s trustees, officers or employees or any of their immediate family members has an interest of 5% or more;

•       engaging in any other transaction with any of the Company’s trustees, officers or employees, any of their immediate family members or any entity in which any of the Company’s trustees, officers or employees or their immediate family members has an interest of 5% or more; or

•       permitting any of the Company’s trustees or officers to make recommendations regarding or to approve compensation decisions that will personally benefit such trustees or officers or their immediate family members whom the Company employs, other than customary compensation for service on the Company’s Board of Trustees and its committees.

In accordance with this policy, all related party transactions that would be required to be reported under Item 404(a) of Regulation S-K as promulgated by the SEC, must be approved in advance by the Audit Committee, or are otherwise deemed to be violations of the Company’s Code of Business Conduct and Ethics. In evaluating related party transactions for approval, the Audit Committee has considered the business purpose of the transaction, whether the terms of the transactions are consistent with those that could be obtained in arms-length negotiations with unaffiliated third-parties, the dollar value of the individual transaction and the aggregate dollar value of all related party transactions with the related party. A copy of the Company’s Code of Business Conduct and Ethics may be viewed on the Corporate Governance section of the “Investor Relations” page on the Company’s web site at www.gmhcommunities.com.

Trustee Independence.   Our Board currently consists of nine members, two of whom were executive officers as of March 15, 2007, and five of whom our Board has determined are “independent,” with independence being defined in the manner established by our Board and in a manner consistent with corporate governance rules established by the NYSE. These independent trustees are Messrs. Buchholz, Eastwood, Kessler, Nayden and Silfen. Our Board has adopted categorical standards, which are contained in our Corporate Governance Guidelines and conform to the independence standards established by the NYSE, to assist it in making determinations of independence. Our Corporate Governance Guidelines require that at all times a majority of the members of our Board be independent.

Item 14.   Principal Accountant Fees and Services.

Ernst & Young LLP served as the Company’s independent public accountants, and principal registered public accounting firm, from the Company’s formation in May 2004 through September 15, 2006. During its engagement with the Company throughout 2006, Ernst & Young LLP performed certain non-audit services for the Company. The Audit Committee considered whether the provision of these non-audit services was compatible with maintaining the accountants’ independence. The Audit Committee discussed these services with representatives of Ernst & Young LLP and management to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as by the American Institute of Certified Public Accountants.

On September 29, 2006, the Audit Committee of the Board approved of the appointment of Reznick Group, P.C. as the Company’s new independent public accountants and principal registered public accounting firm. During its engagement with the Company throughout 2006, Reznick Group, P.C. performed certain non-audit services for the Company. The Audit Committee considered whether the provision of these non-audit services was compatible with maintaining the accountants’ independence. The Audit Committee discussed these services with representatives of Reznick Group, P.C. and management to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as by the American Institute of Certified Public Accountants.

The following table presents the aggregate fees billed by Ernst & Young LLP for the most recent fiscal years ended December 31, 2005 and 2006:

	2005	2006
Audit Fees(1)	$3,334,718	$975,345
Audit-Related Fees(2)	$160,000	$12,500
Tax Fees(3)	$273,099	$288,312
All Other Fees	-0-	$-0-
Total fees	$3,767,817	$1,276,157

(1)          Fees for audit services in 2005 and 2006 related to (i) audits of our annual financial statements and all related financial statements required to be audited pursuant to regulatory filings, including student housing property and/or portfolio acquisitions, (ii) reviews of unaudited quarterly financial statements, and (iii) services related to the issuance of comfort letters, consents and other services related to SEC matters.

(2)          Fees for audit-related services billed in 2005 and 2006 included military housing joint venture audits and financial accounting and reporting consultations in connection with the Company’s student housing acquisitions.

(3)          Fees for tax services relating to tax compliance services and tax planning and advice services, including preparation of tax returns for the fiscal years ended December 31, 2005 and December 31, 2006.

The following table presents the aggregate fees billed by Reznick Group, P.C. for the most recent fiscal years ended December 31, 2005 and 2006:

	2005	2006
Audit Fees(1)	-0-	$1,000,000
Audit-Related Fees(2)	$64,075	110,000
Tax Fees(3)	5,000	10,000
All Other Fees	-0-	-0-
Total fees	$69,075	$1,120,000

(1)          Fees for audit services in 2006 related to (i) audits of our annual financial statements and all related financial statements required to be audited pursuant to regulatory filings, including student housing property and/or portfolio acquisitions, (ii) reviews of unaudited quarterly financial statements, and (iii) services related to the issuance of comfort letters, consents and other services related to SEC matters.

(2)          Fees for audit-related services billed in 2005 and 2006 included military housing joint venture audits.

(3)          Fees for tax services relating  to our military housing joint ventures.

The Audit Committee has pre-approved certain specific audit and non-audit services to be provided to the Company by the independent auditors during 2007, based on a pre-approved maximum dollar amount per service and maximum quarterly threshold for each service. In connection with this pre-approval process, the independent auditors provided the Audit Committee with a list that described in reasonable detail the services expected to be performed by the independent auditor during 2007. Any request for services not contemplated by this list must be submitted to the Audit Committee for specific pre-approval and the provision of such services cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. All audit, audit-related, tax and other services were pre-approved by the Audit Committee.

The Company expects that a representative from Reznick Group, P.C. will attend the 2007 Annual Meeting of Shareholders. Such representative will have an opportunity to make a statement, if he or she desires, and will be available to respond to appropriate questions from shareholders.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)           Financial Statements.

The consolidated and combined financial statements of GMH Communities Trust and the GMH Predecessor Entities for the year ended December 31, 2006 are included in Part II, Item 8 of this report.

(b)          Exhibits Required by Item 601 of Regulation S-K.

Exhibit	Description of Document
3.1

Articles of Amendment and Restatement of Declaration of Trust of the Registrant (Incorporated by reference from the Registrant’s Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).

3.2

Bylaws of the Registrant (Incorporated by reference from the Registrant’s Amendment No. 7 to its Registration Statement on Form S- 11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).

3.3

Second Amended and Restated Agreement of Limited Partnership of GMH Communities, LP (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004).

10.1

Contribution Agreement, dated July 27, 2004, by and among GMH Communities, LP, GMH Communities GP, LLC and GMH LP LLC. (Incorporated by reference from the Registrant’s Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 11, 2004, as amended (File No. 333-116343)).

10.2

Warrant, dated July 27, 2004, as amended on October 28, 2004, issued to Vornado Realty LP, by GMH Communities Trust and GMH Communities, LP. (Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 29, 2004).

10.3*

Employment Agreement by and between the Registrant and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant’s Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).

10.4*

Employment Agreement by and between the Registrant and Bruce F. Robinson (Incorporated by reference from the Registrant’s Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).

10.5*

Employment Agreement by and between the Registrant and John DeRiggi. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).

10.6*

Employment Agreement by and between the Registrant and Joseph M. Macchione (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).

10.7*

Employment Agreement by and between the Registrant and J. Patrick O’Grady (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).

Exhibit	Description of Document
10.8*

GMH Communities Trust Deferred Compensation Plan (Incorporated by reference from the Registrant’s Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).

10.9*

GMH Communities Trust Equity Incentive Plan (Incorporated by reference from the Registrant’s Amendment No. 7 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 27, 2004, as amended (File No. 333-116343)).

10.10

Contribution Agreement, effective as of October 18, 2004, by and among GMH Communities, LP, Corporate Flight Services, Inc., GH 353 Associates, Inc., LVWD, Ltd., GMH Capital Partners Asset Services, LP and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant’s Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 26, 2004, as amended (File No. 333-116343)).

10.11

Form of Restricted Common Shares Award Agreement for Non-Employee Trustees (Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 5, 2005 (File No. 333-121853)).

10.12

Form of Restricted Common Shares Award Agreement for Employees pursuant to the GMH Communities Trust Equity Incentive Plan (Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 5, 2005 (File No. 333-121853)).

10.13

Membership Interest Purchase Agreement, effective as of February 28, 2005, by and between GMH Military Housing, LLC and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2005).

10.14

Agreement of Sale, dated as of March 22, 2005, by and among Whitehall Street Real Estate Limited Partnership IX, Bridge Street Real Estate Fund 1998, L.P., W9/JP-M Gen-Par Inc., Stone Street W9/JP-M Corp., Stone Street Real Estate Fund 1998, L.P., GHJP, Inc., Nittany Crossing Intermediate, LLC and GMH Communities, LP, and the individuals as signatories thereto (Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005).

10.15

Agreement of Sale, dated as of March 22, 2005, by and among Whitehall V-S Real Estate Limited Partnership V, Stone Street GMH-S Corp., Stone Street Real Estate Fund 1996, L.P., Bridge Street Real Estate Fund 1996, L.P., State College Park Intermediate, LLC and GMH Communities, LP, and the individuals as signatories thereto (Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2005).

10.16

Contribution Agreement, dated as of March 22, 2005, by and among GMH Communities, LP and Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Denise Hubley and Robert DiGiuseppe (Incorporated by reference from the Registrant’s Current Report on Form 8- K, as filed with the Securities and Exchange Commission on March 28, 2005).

Exhibit	Description of Document
10.17

Contribution Agreement, dated as of March 22, 2005, by and among GMH Communities, LP and Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Denise Hubley and Robert DiGiuseppe (Incorporated by reference from the Registrant’s Current Report on Form 8- K, as filed with the Securities and Exchange Commission on March 28, 2005).

10.18

Aircraft Lease Agreement, effective as of August 11, 2005, by and among Corporate Flight Services, LLC, College Park Management, LLC, GMH Military Housing Management, LLC and GMH Communities, LP (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 14, 2005).

10.19

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

10.20

Full Service Lease, dated November 2, 2004, by and among 353 Associates; GMH Capital Partners Commercial Realty Services, LP; GMH Capital Partners Asset Services, LP; GMH Philadelphia Barrage, LLC; GMH Construction Company, Inc. and GMH Associates, Inc. (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 14, 2005).

10.21

First Amendment to Lease, effective as of November 1, 2005, by and among 353 Associates, L.P., GMH Capital Partners Commercial Realty Services, LP, GMH Capital Partners Asset Services, LP, GMH Philadelphia Barrage, LLC, GMH Construction Company, Inc. and GMH Associates, Inc. (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 14, 2005).

10.22

Full Service Lease, effective as of November 2, 2004, by and between 353 Associates, L.P. and GMH Military Housing, LLC. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).

10.23

Full Service Lease, effective as of November 2, 2004, by and between 353 Associates, L.P. and GMH Communities, LP. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).

10.24

Confidential Separation Agreement and General Release, as of December 31, 2005, by and between GMH Communities Trust and Joseph M. Coyle. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).

10.25

Consulting Agreement, as of January 1, 2006, by and between GMH Communities Trust and Joseph M. Coyle d/b/a Joseph M. Coyle Enterprises, Inc. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).

Exhibit	Description of Document
10.26*

First Amendment to Employment Agreement, dated as of July 23, 2006, by and between GMH Communities Trust and Bruce F. Robinson. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).

10.27

Form of Agreement of Sale between College Park Investments, LLC and entities affiliated with Capstone Properties. (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.28

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

10.29

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

10.30

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

10.31	Loan Agreement, dated as of October 2, 2006, between GMH Communities, LP, as Borrower, and Wachovia Bank, National Association, as Lender. (Filed herewith).
10.32	First Amendment to Loan Agreement, dated as of October 31, 2006, between GMH Communities, LP and Wachovia Bank, National Association. (Filed herewith).
10.33	Second Amendment to Loan Agreement, dated as of February 6, 2007, between GMH Communities, LP and Wachovia Bank, National Association. (Filed herewith).
10.34

Pledge Agreement, dated as of October 2, 2006, by GMH Communities, LP, Savoy Village Associates Intermediate, LLC, Croyden Avenue Associates Intermediate, LLC, Monks Road Associates Intermediate, LLC, South Carolina Associates Intermediate, LLC, Reno Associates Intermediate, LLC, Denton Associates Intermediate, LLC, Lankford Drive Associates Intermediate, LLC, Campus View Drive Associates Intermediate, LLC and the entities assuming the agreement in accordance with Section 20 thereof, and College Park Investments, LLC, in favor of Wachovia Bank, National Association. (Filed herewith).

Exhibit	Description of Document
10.35

Security Agreement, dated as of October 2, 2006, by GMH Communities, LP, College Park Management, LLC, GMH Communities Services, Inc., GMH Communities Trust, GMH Communities TRS, Inc., GMH Military Housing Investments, LLC, College Park Management TRS, Inc., and GMH Military Housing, LLC, in favor of Wachovia Bank, National Association. (Filed herewith).

10.36	Guaranty, dated as of October 2, 2006, by GMH Communities Trust for the benefit of Wachovia Bank, National Association. (Filed herewith).
10.37	Guaranty, dated as of October 2, 2006, by each of the parties as signatory thereto, for the benefit of Wachovia Bank, National Association. (Filed herewith).
10.38	Promissory Note, dated as of October 2, 2006, executed by GMH Communities, LP, in favor of Wachovia Association, National Association. (Filed herewith).
21.1	Subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of Ernst & Young LLP. (Filed herewith).
23.2	Consent of Reznick Group, P.C. (Filed herewith).
31.1	Certifications of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
31.2	Certifications of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
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

(c)           Financial Statement Schedules.

The following financial statement schedules should be read in conjunction with the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts

Schedule III—Real Estate and Accumulated Depreciation

Financial Statements and Independent Auditor’s Report for Fort Carson Family Housing , LLC for the year ended December 31, 2006.

GMH Communities Trust
Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

Description	Balance beginning of Period	Additions Charged to Cost and Expenses	Write Off of Accounts	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$710	$2,693	$(3,072)	$331
Year ended December 31, 2005	$159	$1,632	$(1,081)	$710
Year ended December 31, 2004	$—	$159	$—	$159

GMH Communities Trust

Schedule III—Real Estate and Accumulated Depreciation
(dollars in thousands)

Costs
Capitalized
							Subsequent to		Gross Amount at Which Carried at Close of Period
					Initial Cost		Acquisition		December 31, 2006(3)
						Buildings		Buildings		Buildings
			# of	Encumbrances		and		and		and		Accumulated	Date of	Year	Depreciable
Property Name	Address	Location	Beds	at 31-Dec-06	Land	Furniture	Land	Furniture	Land	Furniture	Total	Depreciation	Construction	Acquired	Life, in years

Investments in student housing properties
University Crescent	4500 Burbank Drive	Baton Rouge, LA	660	15,569	$ 1,562	$ 19,052	$ —	$ 356	$ 1,562	$ 19,408	$ 20,970	$ (1,369)	1999	2004	(2)
University Greens	2900 Oak Tree Avenue	Norman, OK	516	7,710	947	11,588	—	881	947	12,469	13,416	(909)	1999	2004	(2)
University Heights	1319 Knotty Pine Way	Knoxville, TN	636	11,966	1,122	13,689	—	300	1,122	13,989	15,111	(1,000)	1999	2004	(2)
University Lodge	2024 Binford Street	Laramie, WY	481	10,663	925	11,931	—	116	925	12,047	12,972	(850)	2002	2004	(2)
University Pines	122 Lanier Drive	Statesboro, GA	552	12,557	1,210	13,974	—	214	1,210	14,188	15,398	(1,004)	2001	2004	(2)
University Trails	2210 Main Street	Lubbock, TX	684	15,725	5,921	19,993	—	223	5,921	20,216	26,137	(1,475)	2003	2004	(2)
University Court	4915 Belle Chase Boulevard	East Lansing, MI	516	13,737	1,081	15,057	—	199	1,081	15,256	16,337	(1,070)	2001	2004	(2)
University Estates	4500 W. Bethel Avenue	Muncie, IN	552	10,239	752	11,686	—	208	752	11,894	12,646	(844)	2001	2004	(2)
University Gables	2827 S. Rutherford Boulevard	Murfreesboro, TN	648	15,843	778	17,528	—	322	778	17,850	18,628	(1,248)	2001	2004	(2)
University Glades	3443 Southwest 39th Boulevard	Gainesville, FL	432	10,315	1,134	10,465	—	449	1,134	10,914	12,048	(803)	2000	2004	(2)
University Manor	3535 E. 10th Street	Greenville, NC	600	14,600	1,615	16,042	—	67	1,615	16,109	17,724	(1,133)	2002	2004	(2)
University Mills	2124 W. 27th Street	Cedar Falls, IA	481	9,022	1,313	11,556	—	38	1,313	11,594	12,907	(820)	2002	2004	(2)
University Place	100 Wahoo Way	Charlottesville, VA	528	14,001	1,387	16,838	—	79	1,387	16,917	18,304	(1,186)	2003	2004	(2)
Collegiate Hall	500 Palisades Drive	Birmingham, AL	528	9,908	1,369	14,380	—	301	1,369	14,681	16,050	(1,039)	2001	2004	(2)
Campus Club—Statesboro	211 Lanier Drive	Statesboro, GA	984	18,811	2,089	28,429	—	117	2,089	28,546	30,635	(1,950)	2003	2004	(2)
Campus Edge	105 Doleac Drive	Hattiesburg, MS	552	9,662	1,592	14,005	—	199	1,592	14,204	15,796	(908)	2003	2004	(2)
Campus Connection(1)	1601 North Linclon Avenue	Urbana, IL	864	14,193	2,248	20,388	—	657	2,248	21,045	23,293	(1,380)	1998	2004	(2)
University Fields	200 Curtis Street	Savoy, IL	588	—	1,319	17,061	—	150	1,319	17,211	18,530	(1,077)	1999	2004	(2)
University Oaks	21 National Guard Rd	Columbia, SC	662	—	1,734	23,442	—	173	1,734	23,615	25,349	(1,471)	2004	2004	(2)
University Pointe	2323 Glenna Goodacre Blvd.	Lubbock, TX	682	21,300	5,929	23,442	—	214	5,929	23,656	29,585	(1,513)	2004	2004	(2)
Chapel Ridge	101 Legacy Terrace	Chapel Hill, NC	544	16,180	1,748	24,490	—	288	1,748	24,778	26,526	(1,618)	2003	2004	(2)
University Centre	5200 Croyden Avenue	Kalamazoo, MI	700	—	1,599	24,585	—	151	1,599	24,736	26,335	(1,550)	2004	2004	(2)
The Summit	1801 Monks Avenue	Mankato, MN	672	—	1,291	22,151	—	290	1,291	22,441	23,732	(1,382)	2003	2004	(2)
University Highlands	2800 Enterprise Blvd	Reno, NV	732	—	4,744	27,759	—	156	4,744	27,915	32,659	(1,753)	2004	2004	(2)
University Uptown	2601 West Oak	Denton, TX	528	—	2,574	19,617	—	100	2,574	19,717	22,291	(1,240)	2004	2004	(2)
Grand Marc at University Village	3549 Iowa Avenue	Riverside, CA	824	42,091	—	54,655	—	360	—	55,015	55,015	(3,381)	2001	2004	(2)
The Verge	6730 4th Avenue	Sacramento, CA	792	31,400	3,894	47,369	—	74	3,894	47,443	51,337	(2,517)	2004	2005	(2)
WillowTree Apartments	1819 Willowtree Lane	Ann Arbor, MI	572	15,456	1,843	22,438	—	1,789	1,844	24,226	26,070	(1,398)	1967-1968	2005	(2)
WillowTree Towers	1819 Willowtree Lane	Ann Arbor, MI	283	7,562	875	10,661	—	106	875	10,767	11,642	(632)	1974	2005	(2)
Campus Walk	401 Hathorn Road	Oxford, MS	432	8,133	1,469	11,758	—	192	1,469	11,950	13,419	(736)	2001	2004	(2)
Pirate’s Cove	3305 East 10th Street	Greenville, NC	1,056	20,971	2,243	28,595	—	372	2,243	28,967	31,210	(1,716)	2000	2004	(2)
University Walk	1205 University Walk Circle	Charlotte, NC	480	10,559	1,004	14,276	—	475	1,004	14,751	15,755	(862)	2002	2004	(2)
Campus Club—Gainesville	4000 S.W. 37th Boulevard	Gainesville, FL	924	18,475	1,479	26,953	—	434	1,479	27,387	28,866	(1,772)	1997	2004	(2)
The Enclave	706 Napolean Road	Bowling Green, OH	480	10,062	1,144	12,423	—	152	1,144	12,575	13,719	(651)	2002	2005	(2)
The Ridge	350 Wedgewood Drive	Morgantown, WV	644	15,370	1,828	20,435	—	166	1,828	20,601	22,429	(1,056)	2002	2005	(2)
The View	301 West Charleston Street	Lincoln, NE	588	9,160	822	11,119	—	258	822	11,377	12,199	(630)	2003	2005	(2)

Costs
Capitalized
							Subsequent to		Gross Amount at Which Carried at Close of Period
					Initial Cost		Acquisition		December 31, 2006(3)
						Buildings		Buildings		Buildings
			# of	Encumbrances		and		and		and		Accumulated	Date of	Year	Depreciable
Property Name	Address	Location	Beds	at 31-Dec-06	Land	Furniture	Land	Furniture	Land	Furniture	Total	Depreciation	Construction	Acquired	Life, in years

Investments in student housing properties
State College Park	348 Blue Course Drive	State College, PA	752	11,759	1,456	17,669	—	264	1,456	17,933	19,389	(923)	1991	2005	(2)
Nittany Crossing	601 Vairo Boulevard	State College, PA	684	11,830	1,450	17,604	—	195	1,450	17,799	19,249	(923)	1996	2005	(2)
Grand Marc at Seven Corners	1849 Washington Avenue South	Minneapolis, MN	440	18,867	3,616	24,276	—	1,003	3,616	25,279	28,895	(1,259)	2000	2005	(2)
Campus Edge I	1300 Varsity Lane	Charlotte, NC	384	9,849	1,205	14,650	—	(3)	1,205	14,647	15,852	(672)	1998	2005	(2)
Campus Edge II	1300 Varsity Lane	Charlotte, NC	336	4,456	508	6,823	—	19	508	6,842	7,350	(313)	1999	2005	(2)
Chapel View	2701 Homestead Road	Chapel Hill, NC	358	9,690	2,510	12,584	—	974	2,510	13,558	16,068	(638)	1986	2005	(2)
Campus Ridge Apartments(1)	1301 Seminole Drive	Johnson City, TN	528	7,401	693	8,393	—	1,983	693	10,376	11,069	(469)	2000	2005	(2)
Southview Apartments	1068-N Lois Lane	Harrisonburg, VA	960	18,918	1,668	28,007	—	344	1,668	28,351	30,019	(1,258)	1996-1998	2005	(2)
Stonegate Apartments	1820 Putter Court	Harrisonburg, VA	672	14,264	1,271	21,136	—	479	1,271	21,615	22,886	(958)	1999-2000	2005	(2)
The Commons	869 Port Republic Road	Harrisonburg, VA	528	6,362	773	12,477	—	179	773	12,656	13,429	(539)	1991	2005	(2)
University Crossing	2215 College Avenue	Manhattan, KS	700	11,433	1,148	17,033	—	416	1,148	17,449	18,597	(771)	1997	2005	(2)
Seminole Suites	2421 Jackson Bluff Road	Tallahasee, FL	924	20,400	2,589	30,359	5	213	2,594	30,572	33,166	(1,257)	2004	2005	(2)
Blanton Commons	1505 Lankford Drive	Valdosta, GA	596	—	1,885	22,961	—	307	1,885	23,268	25,153	(898)	2005	2005	(2)
The Towers at Third	302 East John Street	Champaign, IL	295	14,491	4,589	18,338	3	1,268	4,592	19,606	24,198	(779)	1973	2005	(2)
Campus Walk - UNCW	455 Racine Drive	Wilmington, NC	290	6,700	1,812	8,432	—	212	1,812	8,644	10,456	(344)	1990	2005	(2)
University Crossing (Conrail)	3175 JFK Boulevard	Philadelphia, PA	1,026	44,065	10,850	49,374	—	1,591	10,850	50,965	61,815	(2,005)	1929/2003(5)	2005	(2)
University Meadows	4310 Sterling Way	Mount Pleasant, MI	616	9,633	639	13,261	—	192	639	13,453	14,092	(500)	2001	2005	(2)
Pegasus Connection	11841 Jefferson Commons Circle	Orlando, FL	930	29,914	4,596	43,762	—	521	4,596	44,283	48,879	(1,518)	2000	2005	(2)
University Village -Royal Riverwood	7767 La Riviera Drive	Sacramento, CA	394	14,740	5,990	15,687	—	934	5,990	16,621	22,611	(509)	1979/2006(5)	2006	(2)
Jacob Heights	1801 Monks Avenue	Mankato, MN	162	3,850	430	5,874	—	51	430	5,925	6,355	(174)	2004	2006	(2)
The Commons on Oak Tree	1111 Oak Tree Avenue	Norman, OK	780	11,729	2,050	16,380	—	403	2,050	16,783	18,833	(462)	1995	2006	(2)
Lion’s Crossing	201 Vairo Boulevard	Aspen, GA	696	8,823	2,860	17,083	—	681	2,860	17,764	20,624	(441)	1996	2006	(2)
The Club	425 Riverbend Parkway	Wilmington, NC	480	10,161	2,002	10,585	—	373	2,002	10,958	12,960	(305)	1989/2001(5)	2006	(2)
Brookstone Village	420 Racine Drive	State College, PA	238	4,141	950	5,168	—	49	950	5,217	6,167	(145)	1994	2006	(2)
Stadium Suites	112 Silo Court	Columbia, SC	924	27,365	4,750	31,169	—	81	4,750	31,250	36,000	(609)	2004	2006	(2)
Aztec Corner	5504 Montezuma Road	San Diego, CA	600	28,600	10,400	26,978	—	969	10,400	27,947	38,347	(393)	1997-2005(6)	2006	(2)
Jacob Heights III	1801 Monks Avenue	Mankato, MN	96	2,948	210	3,674	—	—	210	3,674	3,884	(44)	2006	2006	(2)
Cambridge at Southern	130 Lanier Drive	Athens, GA	564	18,388	1,900	22,331	—	24	1,900	22,355	24,255	(54)	2006	2006	(2)
Lakeside	1000 Lakeside Drive	Starkville, MS	772	14,100	1,448	16,297	—	21	1,448	16,318	17,766	(117)	1991	2006	(2)
Campus Trails	1000 Campus View Drive	Bloomington, IN	480	7,486	1,763	8,583	—	21	1,763	8,604	10,367	(63)	1997	2006	(2)
Campus Corner	1150 Clarizz Boulevard	Oxford, OH	792	22,266	1,598	26,717	—	26	1,598	26,743	28,341	(192)	1994	2006	(2)
Hawk’s Landing	5262 Brown Road	Lexington, KY	484	15,600	847	19,575	—	17	847	19,592	20,439	(140)	1996	2006	(2)
The Courtyards	845 Red Mile Road	Tuscaloosa, AL	676	16,875	2,243	19,106	—	18	2,243	19,124	21,367	(138)	1993	2006	(2)
Campus Way	301 Helen Keller Boulevard	Urbana, IL	676	15,375	1,439	18,145	—	28	1,439	18,173	19,612	(131)	1998	2006	(2)
Lincoln View	1321 North Lincoln Avenue	Columbia, SC	732	16,575	2,200	18,465	—	22	2,200	18,487	20,687	(89)	1994/1999(7)	2006	(2)
Riverside Estates	800 Alexander Road	Baton Rouge, LA	700	16,200	3,659	15,560	—	27	3,659	15,587	19,246	(114)	1995	2006	(2)
Burbank Commons	4600 Burbank Drive	East Lansing, MI	532	14,887	2,908	15,982	—	27	2,908	16,009	18,917	(116)	1999	2006	(2)
Abbott Place	2501 Abbott Road	Eugene, OR	654	17,850	3,659	18,917	—	22	3,659	18,939	22,598	(138)	1999	2006	(2)
Campus Commons	90 Commons Drive	Statesboro, GA	696	16,148	2,635	19,543	—	25	2,635	19,568	22,203	(140)	1991/1993(7)	2006	(2)
Orchard Trails(8)	4 Empire Drive	Orono, ME		15,938	1,812	—	—	23,279	1,812	23,279	25,091	—
The Enclave II(8)	706 Napolean Road	Bowling Green, OH	—	11,273	980	—	—	12,582	980	12,582	13,562	(374)	2006	2005	(2)
Huntsville Land(9)	Various	Huntsville, TX	—	—	1,995	—	—	—	1,995	—	1,995	—	—	2006	—
Contruction in process	Various	Various	—	—	—	—	—	1,593	—	—	1,593	—	—	—	—
Total investments in student housing properties			45,544	1,022,590	168,570	1,428,788	8	62,056	168,579	1,489,250	1,659,422	(66,855)
Corporate assets
Corporate headquarters(4)	10 Campus Boulevard	Newtown Square, PA	—	$5,700	2,096	4,874	—	327	2,096	5,201	7,297	(310)	2000	2004	(2)
Total investment in real estate and corporate assets			45,544	$1,028,29	$170,666	$1,433,662	$8	$62,383	$170,675	$1,494,451	$1,666,719	$(67,165)

Notes:

(1)          Includes an undeveloped parcel of land.

(2)          Depreciation is computed based on the following estimated lives:

Land	No depreciation
Buildings	40 years
Building Improvements	3-10 years
Furniture, Fixtures and Equipment	3-5 years

(3)          At December 31, 2006, the aggregate net carrying amount for land and buildings and improvements for federal income tax reporting was approximately $1.5 billion.

(4)          Includes land and building as reported in our Corporate Segment. This balance excludes certain technology equipment, furniture and other capital assets that are non real estate related.

(5)          Year Built/ Year Renovated

(6)          Built in three phases (1997, 2001, 2005)

(7)          Built in two phases

(8)          The Company currently holds a 10% interest through a joint venture on these properties.

(9)          Includes five undeveloped parcels of land

Summary of Real Estate and Accumulated Depreciation Activity:

	2006	2005	2004
Balance beginning of period	1,217,164	645,605	6,970
Additions during the period:
Acquisitions	409,756	549,139	638,464
Capital expenditures	38,206	4,115	171
Construction in progress	1,593	18,305	—
Write off fully depreciated assets
Dispositions
Balance at close of period	1,666,719	1,217,164	645,605
Balance beginning of period	29,203	3,928	—
Depreciation expense	37,962	25,275	3,928
Write off fully depreciated assets	—	—	—
Dispositions	—	—	—
Balance at close of period	67,165	29,203	3,928

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

FORT CARSON FAMILY HOUSING, LLC

December 31, 2006

Fort Carson Family Housing, LLC

INDEPENDENT AUDITORS’ REPORT

To the Members
Fort Carson Family Housing, LLC

We have audited the accompanying balance sheet of Fort Carson Family Housing, LLC, as of December 31, 2006, and the related statements of operations, changes in members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of Fort Carson Family Housing, LLC’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fort Carson Family Housing, LLC as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.

Atlanta, Georgia
March 15, 2007

Fort Carson Family Housing, LLC
BALANCE SHEET
December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,999,309
Tenant accounts receivable, net of allowance for doubtful accounts of $170,694	2,444,494
Other receivables	51,542
Total current assets	4,495,345
RESTRICTED DEPOSITS AND FUNDED RESERVES
Bond reserves held by trustee	121,543,814
Total deposits held in trust—funded	121,543,814
RENTAL PROPERTY
Leasehold improvements	148,535,379
Land improvements	32,278,994
Furniture and fixtures	8,455,528
Construction in progress	6,495,473
195,765,374
Less accumulated depreciation	(33,659,444)
162,105,930
OTHER ASSETS
Intangible assets, net of accumulated amortization of $736,973	5,981,142
Total other assets	5,981,142
$294,126,231
LIABILITIES & MEMBERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,898,359
Accrued liabilities	294,015
Accrued management fee payable	381,048
Accrued interest payable	883,030
Development costs payable	1,592,732
Note payable—current portion	2,385,000
Prepaid rent	111,088
Total current liabilities	7,545,272
LONG-TERM LIABILITIES
Notes payable, net of current portion	258,345,000
Total long-term liabilities	258,345,000
COMMITMENTS AND CONTINGENCIES	—
MEMBERS' EQUITY	28,235,959
$294,126,231

See notes to financial statements

Fort Carson Family Housing, LLC
STATEMENT OF OPERATIONS
For the year ended December 31, 2006

RENTAL REVENUE
Rent revenue—net	$30,850,335
Miscellaneous revenue	83,536
Total rental revenue	30,933,871
OPERATING EXPENSES
Advertising and marketing	82,020
Amortization expense	114,078
Depreciation expense	7,363,193
Bad debt expense	245,657
Benefits	274,326
Insurance expense	726,630
Legal expense	150,174
Maintenance & repairs	1,000,780
Management fees	1,554,461
Military transition	152,362
Office expenses	292,797
Other financial expenses	273,477
Payroll taxes	200,287
Salaries and wages	2,298,691
Supplies	2,688,415
Utilities	3,877,166
Vehicle lease expense	247,445
Total operating expenses	21,541,959
Operating income	9,391,912
OTHER (INCOME) AND EXPENSES
Interest income—bond reserves	(562,126)
Interest expense	12,279,518
Organization costs	42,500
Total other income and expenses	11,759,892
Net loss	$(2,367,980)

See notes to financial statements

Fort Carson Family Housing, LLC
STATEMENT OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
For the year ended December 31, 2006

	GMH Military	Department
	Housing—Fort	of the	GMH/Integrated,
	Carson, LLC	Army	LLC	Total
Members' equity (deficit)
December 31, 2005	$6,598,148	$26,581,729	$—	$33,179,877
Distributions	(2,575,938)	—	—	(2,575,938)
Net income	(2,367,980)	—	—	(2,367,980)
Members' equity (deficit)
December 31, 2006	$1,654,230	$26,581,729	$—	$28,235,959

See notes to financial statements

Fort Carson Family Housing, LLC
STATEMENT OF CASH FLOWS
For the year ended December 31, 2006

Reconciliation of net income to net cash provided by operating activities
Net loss	$(2,367,980)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	7,363,193
Amortization	114,078
Bad debt	245,657
(Increase) decrease in assets
Tenant accounts receivable	(207,832)
Other current assets	589
Increase (decrease) in liabilities
Accounts payable	1,893,237
Management fee payable	(106,166)
Accrued expenses	(865,482)
Accrued interest	411,103
Prepaid rent	111,088
Net cash provided by operating activities	6,591,485
Cash flows from investing activities
Deposits to bond reserves	(110,768,669)
Investment in rental property	(4,910,192)
Net cash used in investing activities	(115,678,861)
Cash flows from financing activities
Bond proceeds	118,600,000
Principal payments on bonds	(2,205,000)
Distributions to members	(2,575,938)
Payment of loan costs	(3,593,851)
Net cash used in financing activities	110,225,211
NET INCREASE IN CASH	1,137,835
Cash and cash equivalents, beginning	861,474
Cash and cash equivalents, ending	$1,999,309
Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of capitalized of $27,642	$11,840,773
Supplemental schedule of noncash investing and financing activities
Construction in progress	$(1,592,732)
Development costs payable	1,592,732
$—

See notes to financial statements

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fort Carson Family Housing, LLC, (the Company) was formed as a limited liability company on July 9, 1999, under the laws of the State of Colorado, for the purpose of leasing, constructing, rehabilitating, developing, and operating housing at a military base located in Colorado Springs, Colorado, known as Fort Carson (the Installation) under the terms of Contract Number DACA45-99-C-0066 (the Contract) awarded by the United States Department of the Army (Army).

The construction sites are located on the northwest corner of Fort Carson. Approximately 467.18 acres are currently developed and 309.69 acres are undeveloped. All sites are located on land owned by the Army and leased to the Company pursuant to terms of a 50 year ground lease. The original site development plan for the Installation requires construction of 841 new housing units within four years from the date of the contract award and renovation of the existing 1,823 units within five years from the date of the Contract award. As of December 31, 2006, all 841 new housing units and all 1,823 renovation units were completed. During 2006, the Company began construction to build additional new homes. The site development plan for the Installation includes the demolition of approximately 8 units on the project site and the construction of 404 new housing units within three years from the date of the Contract award.

The Company was reorganized on December 21, 2005, under the laws of the State of Delaware. The original operating agreement was terminated and all members entered into a new operating agreement effective December 21, 2005. The members consist of GMH Military Housing - Fort Carson, LLC, who will serve as the managing member (Managing Member) and the United States of America, acting by and through the Department of the Army (Government Member).

On November 29, 2006 the operating agreement was amended to admit a third member, GMH Army/Integrated, LLC (Integrated Member). The Members have acknowledged and agreed that the Integrated Member has not made and was not required to make a capital contribution to the Company as of November 29, 2006.

Prior to the effective date of the Second Amended and Restated Operating Agreement, which is effective November 29, 2006, available cash, as defined, shall be distributed as follows:

(a)          To repay any member loans;

(b)         To the Managing Member to the extent of any unpaid amortization amount, as defined;

(c)          To the Managing Member to fully amortize the unreturned contribution amount at a rate of 10 percent per year from July 1, 2005, to June 30, 2015, which should be paid monthly in accordance with the amortization schedule. In any given month, if the amortization amount is not paid in full, the unpaid portion will accrue interest at the rate of 10 percent per annum;

(d)         Until June 30, 2015, 30 percent of the balance, if any, shall be distributed to the managing member and the remainder shall be deposited into the Reinvestment Account and, after June 30, 2015, 10 percent of the balance, if any, shall be distributed to the Managing Member and the remainder shall be deposited into the Reinvestment Account;

(i)             Each year from 2005 to 2015, the Company shall recalculate the Internal Rate of Return (IRR) on the Managing Member’s initial capital contribution.

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(ii)         Each year from 2005 to 2015, if the IRR for a given year does not exceed 18 percent, the annual percentage distribution to be made to the Managing Member will not be capped or otherwise limited;

(iii)     Each year from 2005 to 2015, if the IRR for a given year exceeds 18 percent, the distribution of the annual percentage distribution for such fiscal year will be determined as follows:

(a)           if the amount of the distribution necessary to meet the 18 percent ceiling is less than $1.745 million, the Managing Member will receive the full 30 percent annual percentage distribution of $1.745 million, whichever is less;

(b)          if the amount of the distribution necessary to meet the 18 percent ceiling is more than $1.745 million, the annual percentage distribution to be made to the Managing Member shall be capped or otherwise limited to that amount that does not result in an IRR computation exceeding 18 percent;

(iv)       For year 2016,  and for each year thereafter, the annual percentage distribution will be limited to $1.745 million only if an 18 percent IRR is received;

(v)           The disallowed portion of the annual percentage distribution for any fiscal year that would otherwise be payable to the Managing Member, but for the cap or limit as provided above, shall be deposited into the Reinvestment Account.

(e)   The balance of the Reinvestment Account shall be distributed to the Government Member upon any event of dissolution after payment of the above distributions.

During the year ended December 31, 2006, $2,575,938 was distributed to the Managing Member in accordance with the operating agreement that terminated on November 29, 2006. In addition, $502,167 was paid to the Managing Member as additional preferred return and is included in interest expense on the accompanying statement of operations.

Pursuant to the new operating agreement, available cash, as defined, shall be distributed as follows:

(a)          To repay any member loans;

(b)         To the Managing Member to the extent of any unpaid amortization amount, as amended;

(c)          To the Managing Member to fully amortize the unreturned contribution amount at a rate of 10 percent per year from July 1, 2005, to June 30, 2015, which should be paid monthly in accordance with the amortization schedule. In any given month, if the amortization amount is not paid in full, the unpaid portion will accrue interest at the rate of 10 percent per annum;

(d)         An amount equal to the annual percentage distribution shall be distributed to the Managing Member and the remainder, if any, shall be deposited into the Reinvestment Account;

(i)    Until December 31, 2011, the annual percentage distribution shall be equal to 50 percent of available cash, if any, after making the distributions provided for above; provided, however, in no event shall the annual percentage distribution in any particular year exceed amounts as noted in the operating agreement;

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(ii)         After December 31, 2011 until June 30, 2015, the annual percentage distribution shall be equal to 30 percent of available cash, if any, after taking the distributions noted previously; provided, however, in no event shall the annual percentage distribution in any particular year exceeds the greater of an IRR of 18 percent or $1,745,000;

(iii)     After June 30, 2015 and until December 31, 2024, the annual percentage distribution shall be equal to 15 percent of available cash, if any, after making the distributions noted previously; provided however, in no event shall the annual percentage distribution in any particular year exceeds the greater of an IRR of 18 percent or annual amounts as noted in the operating agreement;

(iv)       For 2025 and for each year thereafter, the annual percentage distribution shall be equal to 10 percent of available cash, if any, up to a maximum of $1,745,000 after making distributions above.

(e)          Upon dissolution of the Company, the balance of the Reinvestment Account shall be distributed to the Government Member after:

(i)             Payment of the debts and liabilities of the Company, in the order of priority provided by law (excluding any member loans), and payment of the expenses of liquidation; and then

(ii)         Payment of any and all member loans made by members or their affiliates to the Company, plus any accrued but unpaid interest thereon, which amount shall be applied first to interest and then to principal; provided, that in the event the Company’s funds are insufficient to satisfy all such loans, then all member loans made by all members or their affiliates shall be repaid on a pro-rata basis; and then,

(iii)     Setting up of such reserves as the Manager or liquidating trustee deem reasonably necessary for any contingent or unforeseen liabilities or obligations of the Company or any obligation or liability not then due and payable; provided, any balance of such reserve, at the expiration of such period as the members or liquidating trustee shall deem advisable, shall be distributed in the manner herein provided; and then,

(iv)       Distribution to the Managing Member of the unpaid amortization amount, if any; and then,

(v)           Distribution to the Managing Member in an amount not to exceed the then outstanding amortization amount balance as set forth in the amortization schedule; and then,

(vi)       Distribution to the members (or in the case of the Government Member, at the Government Member’s election, to the Integrated Member) in accordance with the positive balances in their capital accounts.

(f)            The balance of the Reinvestment Account shall be distributed to the Government Member upon any event of dissolution after payment of the above distributions.

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

No distributions were made under the terms of the new operating agreement during the year ended December 31, 2006.

Each year from 2006 through 2015, for purposes of computing the cap on the annual percentage distributions, the Company shall recalculate the IRR on the Managing Member’s Initial Capital Contribution. This calculation will include all cash distributions received by the Managing Member from the Company since the year 2000, such as distributions of the amortization amount, distributions from available cash and any special distributions, but shall specifically exclude the fees paid to various third parties affiliated with the Managing Member pursuant to contracts, including the Management Agreement, the Renovation Agreement and the Development Agreement, and any amounts paid for asset management services.

Net profits are allocated consistently in both agreements, and are allocated as follows:

(a)          to the Managing Member only to the extent the Managing Member actually receives cash distributions of available cash pursuant to the above;

(b)         any remaining net profits to the Government Member.

Net losses are allocated consistently in both agreements, and are allocated as follows:

(a)          to the Managing Member in an amount necessary to reduce the Managing Member’s positive capital account balance to zero

(b)         any remaining net losses to the Government Member.

A summary of significant accounting policies follows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable and Bad Debts

Tenant receivables are reported net of an allowance for doubtful accounts. Management’s estimate of the allowance is based on historical collection experience and a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change.

Intangible Assets and Amortization

Loan costs are amortized over the term of the mortgage loan using the straight-line method, which approximates the effective interest method. Estimated amortization expense for each of the five ensuing years is $223,891 annually.

Rental Property

All construction and soft costs associated with development are capitalized as construction in progress and are carried at cost. Leasehold improvements are removed from construction in progress and are capitalized as housing units are placed in service based on completion of construction. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided for in amounts

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sufficient to relate the cost of depreciable assets to operations over the lesser of the term of the ground lease or their estimated service lives by use of the straight-line method for financial reporting purposes.

The estimated lives used in determining depreciation are:

Leasehold improvements	40 years
Land improvements	15 years
Furniture and fixtures	5 years

Cash Equivalents

The Company considers all highly liquid investments, including money market accounts with an original maturity date of three months or less when purchased to be cash equivalents.

Rental Income

Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the Company and tenants of the property are operating leases. The Company receives rental payments from the United States Department of Defense on behalf of the tenants in the form of a Basic Allowance for Housing (BAH). Tenants authorized to occupy the Installation are limited to military personnel, except under limited circumstances.

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the members individually.

Advertising Costs

Advertising costs are expensed as incurred.

Capitalization of Interest, Insurance, and Real Estate Taxes

During development of the Installation, the Company will capitalize interest costs incurred that relate to development. For the year ended December 31, 2006, the Company capitalized $27,642 of interest costs.

During the year ended December 31, 2006, the Company did not capitalize any insurance costs.

During the year ended December 31, 2006, the Company was exempt from real estate taxes, thus no amounts have been capitalized.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable and accrued expenses, and other assets and liabilities are reasonable estimates of fair values because of their relatively short-term nature.

The fair value of the notes payable were estimated using discounted cash flow analysis, based on the Company’s estimated incremental borrowing rate at December 31, 2006. The fair value of  the notes exceed the carrying value by approximately $14,949,165 at December 31, 2006.

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company has implemented Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company under certain circumstances to review long-lived assets and certain intangibles to determine if the carrying value exceeds the undiscounted cash flows expected to be derived from the asset. If the carrying value exceeds the cash flows, then recorded amounts of the assets will be reduced to their fair value. No impairment losses have been recognized during the year ended December 31, 2006.

NOTE 2—MORTGAGE PAYABLE

The Company entered into a loan agreement with Bank One, Colorado, N.A. (Bank One) on November 15, 1999, in the amount of $147,035,000. The mortgage was funded on November 15, 1999 with proceeds from the issuance of $147,035,000 of taxable bonds, Fort Carson Family Housing, LLC Taxable Fort Carson Housing Revenue Bonds, Series 1999 (the 1999 Bonds). Proceeds were specifically for funding development of the Installation and were placed in a restricted trust account with Bank One (the Trustee).

The mortgage bears interest at the rate of 7.78 percent. Interest only payments were required through August 15, 2004 (the date construction of the Installation was estimated to be completed). Monthly installments of principal and interest shall be payable on the first day of each month beginning on September 15, 2004, until maturity on November 15, 2029.

The loan is non-recourse and is secured by a first lien mortgage and security interest in the Installation and is also secured by a guaranteed loan. MBIA Insurance Corporation (MBIA) has provided a guarantee under a Financial Guaranty Insurance Policy dated February 12, 2001 between Bank One and MBIA. Under the terms of the Guaranty, MBIA guarantees to the full and complete payment of principal and interest as such payments become due. Furthermore, the United States of America (USA) has provided a guarantee under a Military Housing Loan Guaranty Agreement (Guaranty) dated November 15, 1999, between Bank One and the USA. Under the terms of the Guaranty, the USA will provide certain payments in the event of a payment default under the loan which is securing the Bonds that is directly caused by an Installation closure, downsizing of at least 40 percent of Installation personnel, or deployment of at least 40 percent of Installation personnel.

On November 1, 2006, the Company amended its Trust Indenture and Security Agreement with The Bank of New York (the Trustee). In addition to the financing secured by the original Indenture, the Company obtained additional financing in the amount of $118,600,000. The mortgage was funded on November 29, 2006 with proceeds from the issuance of $118,600,000 of taxable bonds, Fort Carson Family Housing, LLC Taxable Fort Carson Housing Revenue Bonds, Series 2006 (the 2006 Bonds). Proceeds were specifically for funding new development of the Installation and were placed in a restricted trust account with The Bank of New York. The loan is secured by the property as defined in the Trust Indenture and Security Agreement.

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

NOTE 2—MORTGAGE PAYABLE (Continued)

The mortgage note bears interest at the rate of 5.65 percent. Interest only payments are required through December 15, 2009. Monthly installments of principal and interest shall be payable on the first day of each month beginning on January 15, 2010, until maturity on September 15, 2044.

Principal payments required on the mortgages for each of the following five years are as follows:

	Series 1999	Series 2006	Total
December 21, 2007	$2,385,000	$—	$2,385,000
2007	2,680,000	—	2,680,000
2008	2,770,000	—	2,770,000
2009	2,985,000	—	2,985,000
2010	3,215,000	1,119,341	4,334,341
Thereafter	128,095,000	117,480,659	245,575,659
	$142,130,000	$118,600,000	$260,730,000

NOTE 3—RESERVES HELD BY TRUSTEE

In connection with the mortgage, the Company was required to deposit the proceeds with the Trustee. Amounts in these funds are restricted as to use. As of December 31, 2006, the Trustee has invested the money, with the exception of the construction account, interest reserve fund, and amenity fund, in short-term U.S. Treasury obligations. The Company has entered into a guaranteed investment contract with Societe Generale for a guaranteed rate of return of 6.25 percent per annum with respect to the interest reserve fund and the amenity fund. The Company has entered into a guaranteed investment contract with MBIA for a guaranteed rate of return of 4.933 percent per annum with respect to the construction account. Such funds are considered available for sale and are accounted for at their fair value, which approximates their cost at December 31, 2006.

The balances in these funds at December 31, 2006, are as follows:

Bond proceeds fund	$192,896
Construction fund	108,089,569
Amenity fund	703,353
Backlog repairs and maintenace fund	9,010
Interest reserve fund	18,821
Repair and replacement reserve	185,838
Tax and insurance escrow	263,282
Revenue fund	147,097
Reinvestment fund	2,286,488
Senior bond principal fund	10,000
Operating expense fund	108,330
Utility Fund	6,798,042
Debt reserve fund	200,000
Demolition fund	807,912
Air conditioning fund	1,723,176
$121,543,814

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

NOTE 3—RESERVES HELD BY TRUSTEE (Continued)

Each fund is utilized specifically for purposes related to the operation of the Installation as defined in the trust indenture.

NOTE 4—RELATED PARTY TRANSACTIONS

Development Services Fee

The Company entered into a development agreement on December 21, 2005, with GMH Military Housing Development, LLC, an affiliate of the Managing Member. The agreement provides for a monthly development fee in the amount of 3 percent of total development costs relating to development and construction of the Installation. The developer will also be entitled to a development incentive fee not to exceed 1 percent of development costs. As of December 31, 2006, $282,621 of the base development fee has been incurred and remains payable and is included as a component of development costs payable on the accompanying balance sheet. As of December 31, 2006, $94,207 of the incentive development fee has been incurred and remains payable and is included as a component of development costs payable on the accompanying balance sheet.

Management and Asset Management Fees

The Company entered into a management agreement on December 21, 2005, with GMH Military Housing Management, LLC, an affiliate of the Managing Member, to provide day-to-day oversight of the operations of the leasing and maintenance of the Installation. The agreement provides for a management fee of 3 percent and an asset management fee of 1 percent of monthly rental collections. For the year ended December 31, 2006, $1,212,012 of management fees and asset management fees were incurred and $281,764 is payable and is included as a component of accrued management fees on the accompanying balance sheet.

General and Administrative Expense Fee

In accordance with the management agreement, GMH is also entitled to a monthly general and administrative expense fee. The agreement provides for a general and administrative expense fee of an agreed-upon percentage of no less than 5.5 percent of all general and administrative expenses set forth in the budget. For the year ended December 31, 2006, $342,449 of general and administrative expense fee was incurred and $99,284 is included as a component of accrued management fees on the accompanying balance sheet.

Municipal Services Agreement

The Company entered into a municipal services agreement on December 21, 2005, with the United States of America (USA), an affiliate of the Government Member. In accordance with the agreement, the USA agrees provide the Installation with services such as utilities, fire protection, police patrol, and emergency services. As of December 31, 2006, the Company has incurred $3,593,524 of municipal services fees which are included as a component of utilities expense on the accompanying statement of operations. As of December 31, 2006, $911,473 remains payable and is included as a component of accounts payable on the accompanying balance sheet.

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

NOTE 4—RELATED PARTY TRANSACTIONS (Continued)

Payment for Municipal Services

Pursuant to the Second Amended and Restated Operating Agreement, the Government Member shall be responsible for provided utility service and fire, EMT and police service to the Project.  The Company shall use funds held in the Reinvestment Account to pay utility costs and emergency services costs.  Funds in the Reinvestment Account shall be applied in the following order of priority:

(a)   to pay emergency services costs,

(b)   to pay utility costs for housing units constructed as part of the 2006 project,

(c)   to pay utility costs for housing units constructed as part of the 1999 project, and

(d)   for other purposes permitted.

The Company shall establish a utility reserve fund outside of the Reinvestment Account (the “Utility Reserve Fund”) which shall be funded with proceeds of the bonds in the amount of $6,282,358.  To the extend funds in the Reinvestment Account are insufficient to pay utility costs, the Company shall pay utility costs from the Utility Reserve Fund.  Funds on deposit in the Utility Reserve Fund shall not be under the control of the Trustee or subject to the Trustee’s lien or encumbrance as security for the bonds or any loan to the Company, shall be invested in permitted investments, shall not be commingled with any other funds of the Company and shall not be pledged or voluntarily subjected to any lien or encumbrance.  Interest and investment earnings on amounts in the Utility Reserve Fund shall be credited to the Utility Reserve Fund.

In the event that sufficient funds are not available in the Reinvestment Account to pay emergency services costs, or in the Reinvestment Account or Utility Reserve Fund to pay utility costs related to housing units constructed as part of the 1999 project, payment for such expenses shall be carried as a payable from the Reinvestment Account and shall be paid out of the Reinvestment Account to the Government Member, as soon as sufficient funds become available.

Due to Affiliate

As part of its management activities, GMH Military Housing Management Fort Carson, LLC, an affiliate of the Managing Member, pays operating and maintenance expenses on behalf of the Installation and is then reimbursed. Amounts due to affiliates are non-interest bearing and are due upon demand. As of December 31, 2006, $88,641 is due to the affiliate and is included in accounts payable on the accompanying balance sheet.

NOTE 5—GROUND LEASE AGREEMENT

On November 18, 1999, the Company entered into a Ground Lease agreement with the Secretary of the Army (Secretary), an affiliate of the Trust. The consideration of the lease is the operation and maintenance of the Installation for 50 years. The lease can be extended at the option of the Secretary beyond the initial 50-year term of the contract. In addition, if the Company and its related construction affiliates are removed from the renovation and construction of the Installation for violation of terms and conditions of the contract, the Secretary can terminate the Ground Lease. Because the Army is a member

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

NOTE 5—GROUND LEASE AGREEMENT (Continued)

of the Company, those assets transferred under the lease have been contributed to the Company under accounting principles generally accepted in the United States and have been recorded at the historical cost to the Army. Based on the age and estimated initial useful life of the existing structures, the historical cost to the Army was determined to be zero. The leasehold improvements incurred under the construction and renovation contracts are being depreciated over the lesser of their useful lives or the lease term.

On December 21, 2005, the original Ground Lease with the Secretary was amended and restated. The consideration of the lease is the operation and maintenance of the Installation for 50 years with an option by the Army to extend for an additional 25 years.

On November 29, 2006, the Ground Lease was amended by the Secretary to grant and convey by quitclaim deed to the Company additional land parcels, including all buildings, improvements, and fixtures of whatever nature currently located thereon. The additional parcels were added to the lease to encompass the new construction and rehabilitation phase of construction being funded by the new bonds. The payment terms of the lease remain unchanged. Existing structures on the new parcels are expected to be demolished as new construction progresses. No amount has been recorded in connection with the lease amendment. Cost of the existing structures located on the new parcels is estimated to be zero based on the Army’s historical net book value and the existing age of the structures. These structures are to be demolished and new structures to be constructed pursuant to plans described in Note 1.

NOTE 6—REINVESTMENT ACCOUNT

The generating agreement that terminated on November 26, 2006 required that a reinvestment account be established upon completion of the initial construction and renovation work. Funds available to be deposited in the reinvestment account are equal to the net operating income less the payment of debt service, any shortfall loans, management fees, and any preferred return on equity. Such deposits shall be kept in the trust solely for the use and benefit of meeting the costs and long-term capital expenses of the Installation. In the event that the operating agreement is terminated by the Trust, the remaining funds shall be first disbursed to and for the sole use and benefit of the Managing Member, in addition to all other amounts due the Managing Member under any provision of the agreement. In the event there are funds remaining at the expiration of the agreement, such funds will be disbursed to the Government Member.

Pursuant to the Second Amended and Restated Operating Agreement, the Company shall establish and maintain a separate, interest-bearing account known as the reinvestment account at a national bank or other financial institution.  Funds on deposit in the reinvestment account shall not be under the control of the Trustee or subject to the Trustee’s lien or encumbrance as security for the bonds or any loan to the Company, shall be invested in permitted investments, shall not be commingled with any other funds of the Company and shall not be pledged or voluntarily subjected to any lien or encumbrance.  Interest and investment earnings on amounts in the reinvestment account shall be credited to the reinvestment account.  The Company shall hold in the reinvestment account such amounts as were held in the reinvestment account established pursuant to the trust, which amounts were previously contributed by the trust pursuant to the available cash distributions as set forth in Note 1.  Expenditure of funds in, and disbursement of funds from, the reinvestment account shall require the consent of the Government Member and the Managing Member.  Notwithstanding the foregoing, funds in the reinvestment account may be withdrawn from the reinvestment account by the Manager, without further action by the members, to pay for utility

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

NOTE 6—REINVESTMENT ACCOUNT (Continued)

costs and emergency services costs, to pay for demolition, construction, maintenance and renovation of the family housing and associated ancillary facilities at the installation if such expenditures are provided for in the annual budget or any out-year development plan, for emergency purposes not in excess of $50,000, and for expenditures that in the aggregate do not exceed $200,000 in a fiscal year.  In addition, upon the unanimous vote or consent of the Government Member and Managing Member, the Company may withdraw amounts from the reinvestment account and apply such funds to the benefit of any military housing development in which both Government Member and Managing Member or an affiliate of Managing Member holds an ownership interest.

As of December 31, 2006, $2,286,488 was held on deposit in the reinvestment account.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Construction Contract

The Company entered into a cost plus a fee with a guaranteed maximum price construction contract on November 29, 2006, with Centex Construction, LLC (Centex), in an amount not to exceed $101,000,011, which is subject to additions and deductions by change orders, for the construction of approximately 404 new military housing units. As of December 31, 2006, $3,983,547 of the contract has been incurred and $960,541 remains payable and is included as a component of development costs payable on the accompanying balance sheet.

Concentration of Credit Risk

The primary source of revenue of the Installation will be rent collected from the tenants through the BAH. The BAH is adjusted and approved annually by the government and is based on civilian rental costs by pay grade, dependency status, and location. The Company is subject to payment of the BAH through appropriations made annually by the Army.  If such appropriations were removed or delayed or significantly reduced, the Company and its operations would be impaired.

The Company’s cash accounts are maintained in a chartered banking institution and are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses associated with deposits in excess of the maximum insurable limits.

Military Housing Loan Guaranty

As discussed in Note 2, the USA previously provided payments of the mortgage payable in the event of a payment default caused by an Installation closure, downsizing of at least 40 percent of Installation personnel, or deployment of at least 40 percent of Installation personnel.

On November 29, 2006, the loan guaranty agreement was amended to remove the guaranty of the mortgage obligations with respect to the 2006 bonds.

NOTE 8—INVOLUNTARY CONVERSIONS

During 2006, the Company received $1,080,327 of insurance proceeds related to various damage to housing units caused by wind in 2004 and 2005. Repairs were made to the damaged units. The Company has plans to make additional repairs in the amount of $654,532, which is included as a component of accrued liabilities on the accompanying balance sheet.

Fort Carson Family Housing, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

NOTE 9—OPERATING LEASE OBLIGATIONS

The Company has entered into several operating leases during 2006 related to vehicles under which it is a lessee. Rental expense related to these leases for the year ended December 31, 2006, was $150,279, which is included as a component of vehicle lease expense on the accompanying statement of operations. The following is a schedule of future minimum lease payments as of December 31, 2006, that have initial or remaining lease terms in excess of one year:

December 31, 2007	$132,408
2008	132,408
2009	132,408
2010	132,408
2011	132,408
$662,040

NOTE 10—DEPLOYMENT OF TROOPS

During the year ended December 31, 2006, a military unit of approximately 5,000 soldiers was deployed. During times of deployment, family members often do not stay on base, but instead return home to be near other family members. As a result, the Installation experienced a significant increase in the number of vacant units with occupancy falling from 92% to 86% during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2007	GMH COMMUNITIES TRUST
/s/ GARY. M. HOLLOWAY
Gary M. Holloway, Sr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY M. HOLLOWAY	President, Chief Executive Officer	March 16, 2007
Gary M. Holloway, Sr.	and Chairman of our Board of Trustees (Principal Executive Officer)
/s/ BRUCE F. ROBINSON	President of Military Housing	March 16, 2007
Bruce F. Robinson	Business and Trustee
/s/ J. PATRICK O’GRADY	Executive Vice President and	March 16, 2007
J. Patrick O’Grady	Chief Financial Officer (Principal Financial Officer)
/s/ FREDERICK F. BUCHHOLZ	Trustee	March 16, 2007
Frederick F. Buchholz
/s/ RADM JAMES W. EASTWOOD (Ret)	Trustee	March 16, 2007
RADM James W. Eastwood (Ret)
/s/ MICHAEL D. FASCITELLI	Trustee	March 16, 2007
Michael D. Fascitelli
/s/ STEVEN J. KESSLER	Trustee	March 16, 2007
Steven J. Kessler
/s/ DENNIS J. O’LEARY	Trustee	March 16, 2007
Dennis J. O’Leary
/s/ DENIS J. NAYDEN	Trustee	March 16, 2007
Denis J. Nayden
/s/ RICHARD A. SILFEN	Trustee	March 16, 2007
Richard A. Silfen