Form 10-Q
period 2007-03-31
GMH Communities Trust
filed 2007-05-10
CIK 1293200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes☐     No ☒

On May 9, 2007, 41,567,146 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

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

•       failure to effectively remediate any deficiencies in our disclosure controls and procedures and internal control over financial reporting, or failure to identify additional material weaknesses and deficiencies in our disclosure controls and procedures and internal control over financial reporting that could occur in the future;

•       the adverse effects of pending litigation or any investigation of the Company by the U.S. Securities and Exchange Commission, or SEC;

•       unanticipated costs associated with the acquisition and integration of our student housing property acquisitions and development projects, and military housing privatization projects;

ii

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

iii

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GMH COMMUNITIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Real estate investments:
Student housing properties	$1,432,421	$1,659,422
Accumulated depreciation	66,040	66,855
	1,366,381	1,592,567
Corporate assets:
Corporate assets	9,560	9,427
Accumulated depreciation	1,127	1,002
	8,433	8,425

Cash and cash equivalents	16,354	22,539
Restricted cash	18,351	16,955
Accounts and other receivables, net:
Related party	13,825	17,131
Third party	3,464	2,762
Investments in military housing projects	51,458	37,987
Deferred contract costs	135	2,344
Deferred financing costs, net	4,230	5,103
Lease intangibles, net	1,343	2,468
Deposits	2,354	907
Assets held for sale	217,568	—
Other assets	5,506	4,802
Total assets	$1,709,402	$1,713,990
LIABILITIES AND BENEFICIARIES’ EQUITY
Notes payable	$962,723	$1,028,290
Line of credit	137,824	199,435
Accounts payable	2,416	3,213
Accrued expenses	26,920	27,257
Dividends and distributions payable	12,077	12,077
Liabilities related to assets held for sale	138,090	—
Other liabilities	25,833	28,446
Total liabilities	1,305,883	1,298,718

Minority interest	152,853	157,972
Commitments and contingencies (Note 11)		—
Beneficiaries’ equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 41,567,146 issued and outstanding at March 31, 2007, and December 31, 2006	42	42
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	325,442	325,347
Cumulative earnings	1,453	1,324
Cumulative dividends	(76,271)	(69,413)
Total beneficiaries’ equity	250,666	257,300
Total liabilities and beneficiaries’ equity	$1,709,402	$1,713,990

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share information)

	Three Months Ended March 31,
	2007	2006

Revenue:
Rent and other property income	$51,464	$39,659
Expense reimbursements:
Related party	17,399	13,380
Third party	1,446	1,336
Management fees:
Related party	2,421	2,039
Third party	678	1,008
Other fee income-related party	6,138	4,680
Other income	228	89
Total revenue	79,774	62,191
Operating Expenses:
Property operating expenses	22,142	16,458
Reimbursed expenses	18,845	14,716
Real estate taxes	4,901	3,743
Administrative expenses	4,870	4,080
Audit Committee special investigation expenses	—	2,575
Depreciation and amortization	11,806	9,472
Interest	17,475	10,128
Total operating expenses	80,039	61,172
(Loss) income before equity in earnings of unconsolidated entities, income taxes and minority interest from continuing operations	(265)	1,019
Equity in earnings of unconsolidated entities	1,029	1,216
Income before income taxes and minority interest from continuing operations	764	2,235
Income taxes	1,526	973
(Loss) income before minority interest from continuing operations	(762)	1,262
Minority interest attributable to continuing operations	(329)	560
Net (Loss) income from continuing operations	(433)	702
Discontinued Operations:
Income from discontinued operations before minority interest	990	787
Minority interest attributable to discontinued operations	428	349
Income from discontinued operations	562	438
Net income	$129	$1,140
Earnings per common share-basic
Continuing operation	$(0.01)	$0.02
Discontinued operations	0.01	0.01
	$0.00	$0.03
Earnings per common share-diluted
Continuing operations	$(0.01)	$0.02
Discontinued operations	0.01	0.01
	$0.00	$0.03
Weighted-average shares outstanding during the period:
Basic	41,494,521	39,672,998
Diluted	73,128,701	73,979,690
Common share dividend declared per share	$.1650	$0.2275

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$129	$1,140
Minority interest	99	909
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation	10,681	7,822
Amortization:
Lease intangibles	1,015	1,539
Investment in military housing projects	111	111
Notes payable fair value adjustment	(1,994)	(590)
Deferred loan costs	1,322	321
Restricted shares	95	37
Allowance for doubtful accounts	530	416
Equity in earnings of unconsolidated entities in excess of distributions received	(332)	(1,216)
Changes in operating assets and liabilities from continuing operations:
Restricted cash	(937)	(1,319)
Accounts and other receivables	2,080	422
Deferred contract costs	2,209	(614)
Deposits and other assets	(2,166)	650
Accounts payable	(676)	(1,250)
Accrued expenses and other liabilities	(3,185)	3,448
Net cash provided by discontinued operations	524	686
Net cash provided by operating activities	9,505	12,512
Cash flows from investing activities:
Property acquisitions	(1,291)	(66,446)
Capitalized expenditures	(1,479)	(9,868)
Distributions received in excess of earnings of unconsolidated entities	654	320
Investments in military housing projects	(13,850)	—
Discontinued operations	(89)	(326)
Net cash used in investing activities	(16,055)	(76,320)
Cash flows from financing activities:
Owner distributions	(12,077)	(16,227)
Redemption of unit holders	—	(45)
Proceeds from line of credit	12,000	70,000
Repayment of line of credit	(73,611)	(31,000)
Proceeds from notes payable	90,000	49,912
Repayment of notes payable	(15,370)	(977)
Payment of financing costs	(464)	(360)
Discontinued operations	(113)	(107)
Net cash provided by financing activities	365	71,196
Net increase (decrease) in cash and cash equivalents	(6,185)	7,388
Cash and cash equivalents, beginning of period	22,539	2,240
Cash and cash equivalents, end of period	$16,354	$9,628

Supplemental information:
Real estate acquired by assuming debt including debt premium	$—	$20,064
Cash paid for interest	$17,758	$10,685
Cash paid for taxes	$1,002	$1,254

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

1. Organization and Basis of Presentation

Organization

GMH Communities Trust (the “Trust,” the “Company,” or sometimes referred to as “we”) conducts substantially all of its operations through its operating partnership, GMH Communities, LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2007, the Operating Partnership had 73,191,763 units of partnership interest outstanding, of which the Trust owned 40,985,977 units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of March 31, 2007, there were 31,624,617 units of limited partnership interest outstanding that were not owned by the Company.

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2006, which has been derived from audited data, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial position of the Company as of March 31, 2007, the results of its operations for the three-month periods ended March 31, 2007 and March 31, 2006 and its cash flows for the three-month periods ended March 31, 2007 and March 31, 2006 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity

On October 2, 2006, the Company entered into a $250.0 million revolving line of credit with Wachovia Bank (Wachovia Line). The Wachovia Line had an initial term of six months, which was subsequently amended in February 2007 to extend the initial term through June 1, 2007.  If not repaid, the Company can extend the maturity to October 2, 2007, with the payment of an additional 2% of the outstanding principal balance and an increase in the interest rate charged from LIBOR plus 2% to LIBOR plus 4.5%.  In December 2006, the Company announced that it had developed a business strategy to repay the outstanding line of credit through a combination of refinancing certain properties and selling other properties to third parties or through a joint venture in which the Company would retain an ownership interest.   On March 12, 2007 the criteria for classification as held for sale under SFAS No. 144 was met, as the specific properties for sale were identified and the Board of Trustees approved the plan to sell the specific properties.

The refinancing portion of this strategy was completed in February 2007 and generated net proceeds of $73.6 million that were used to repay an equal amount of outstanding indebtedness under the Company’s line of credit.  On April 13, 2007 the Company completed the transfer of its 100% interest in five of the six student housing properties into the joint venture, of which the Company retained a 10% interest.  The sixth property to be included in the joint venture will be transferred upon lender approval of the joint venture’s assumption of existing mortgage indebtedness on that property.  It is expected that the sixth property will be transferred by the end of the second quarter of 2007.  The Company received net proceeds totaling approximately $56.1 million from the transaction, which were used to repay an equal amount of indebtedness outstanding under the Company’s line of credit.  The transfer of the sixth property is expected to generate $5.1 million of net proceeds.

On May 7, 2007, the Company entered into a note facility structured through a Note Purchase Agreement (Note Facility) with Merrill Lynch, Pierce, Fenner and Smith Incorporated, which allows the Company, through the Operating Partnership, to borrow, on a revolving basis, up to a maximum of $100 million, subject to increase to $125 million if certain conditions are met. The borrowings are represented by notes that are issued by the Operating Partnership to Merrill Lynch in accordance with Rule 144A of the Securities Act of 1933, as amended, and then may be transferred to “qualified institutional buyers” also under Rule 144A. As of the date of effectiveness of the Note Facility, the Company initially issued a note to Merrill Lynch representing borrowings equal to approximately $90.7 million under the Note Facility, and used these proceeds to repay remaining principal and interest under, and to terminate, the Wachovia Line along with transaction costs associated with the Note Facility.

During the second quarter of 2007, the Company had executed agreements to sell six of its currently-owned student housing properties.  The due diligence period expired on May 4, 2007, and the third-party buyers have placed a non-refundable deposit of $2.5 million in escrow.  The Company expects to complete these transactions during the second quarter of 2007.  The proceeds from these transactions also will be used to repay outstanding indebtedness under the Note Facility.

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

Real Estate Investments and Corporate Assets

We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost of acquired assets includes the purchase price and related closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). We estimate fair value based on information obtained from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, and other market data.

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less. Accumulated amortization related to intangible lease costs was $3.1 million at March 31, 2007 and  $2.0 million at December 31, 2006.

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

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. When required, we review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of would be separately presented in the balance sheet as assets held for sale and reported at the lower of the carrying amount or fair value less costs to sell, and no longer would be depreciated.

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

Accounts receivable are presented net of the allowance for doubtful accounts of $303,000 and $331,000 at March 31, 2007 and December 31, 2006, respectively.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $4.2 million and $2.9 million at March 31, 2007 and December 31, 2006, respectively.

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

Deposits

Deposits primarily consist of amounts paid to third parties in connection with planned acquisitions or joint venture transactions, amounts paid to lenders that provide related financing or the refinancing of existing loans and deposits paid to utility companies. At March 31, 2007, deposits for planned acquisitions and our joint venture transaction totaled $1.7 million and other deposits totaled $677,000.  At December 31, 2006, deposits for planned acquisitions totaled $155,000 and other deposits totaled $752,000.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts and other receivables, deposits, other assets, accounts payable, accrued expenses, dividends and distributions payable and other liabilities approximate fair value because of the relatively short-term nature of these instruments.

Debt assumed in connection with property acquisitions is recorded at fair value at the date of acquisition and the resulting premium or discount is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease (in the case of a premium) or increase (in the case of a discount) in interest expense.

The carrying value and fair value of fixed-rate notes payable at March 31, 2007 were both approximately $1.1  million.  Fair value was estimated using rates the Company believed were available to it as of March 31, 2007 for debt with similar terms. The carrying value of variable-rate notes payable approximates fair value at March 31, 2007.

Advertising Costs

Advertising costs are expensed as incurred.

Revenue Recognition

Student Housing Owned Properties Segment

Rental revenue is recognized when due over the lease terms, which are generally 12 months or less.

Other property income, including, but not limited to, lease processing fees, move-in fees,  utility reimbursements and activity fees is recognized as earned throughout the course of the year. The timing of these fees typically fluctuates in relation to the academic year leasing cycle.

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

Military Housing Segment

Standard and incentive management fees, which are based on a percentage of effective gross revenue generated by the military housing privatization projects from the basic allowance for housing (BAH) provided by the government to service members are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied. Accrued and unbilled incentive management fees of  $1.2 million and $1.0 million are included in accounts receivable—related party at March 31, 2007 and December 31, 2006, respectively.

Standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of houses according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. Accrued and unbilled incentive development and construction/renovation fees of $2.7 million and $2.3 million are included in accounts receivable—related party at March 31, 2007 and December 31, 2006, respectively.

Revenues on our renovation contracts are recorded on the percentage-of-completion method. When the percentage-of-completion method is used, contract revenue is recognized in the ratio that costs incurred to date bear to estimated costs at completion. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. When the revised estimates indicate a loss, such loss is currently provided for in its entirety.

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

The Company earns equity returns on its investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of March 31, 2007, only the Fort Carson project had passed its initial development period.

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

Adoption of Recent Accounting Pronouncements

Effective January 1, 2007 we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  Under FIN 48, the Company determined that there were no uncertain tax positions recognized in the consolidated financial statements and therefore there was no impact of the adoption of FIN 48 on its consolidated financial statement.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008, and interim periods within those fiscal years. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides entities with an option to measure many financial assets and liabilities and certain other items at fair value as determined on an instrument by instrument basis. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s consolidated financial statements once it becomes effective on January 1, 2008.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation

3.  Real Estate Investments and Assets held for sale

Included in real estate investments are 65 student housing properties that the Company owns or has equity interests in located near 42 colleges and universities in 24 states. These 65 properties contain an aggregate of 12,307 units and 39,460 beds. The Company’s investment in student housing properties at March 31, 2007 and December 31, 2006 was as follows (in thousands):

	March 31, 2007	December 31, 2006
Land	$151,049	$168,579
Building and improvements	1,240,215	1,444,349
Residential furniture and appliances	39,014	44,902
Construction in progress	2,143	1,592
	$1,432,421	$1,659,422

Included in assets held for sale are 12 student housing properties, of which six of the twelve properties have been or are committed to be sold during the second quarter of 2007 to a joint venture in which the Company retains a 10% ownership interest and are therefore included in continuing operations.  The other six properties have been identified and approved for sale by the Board of Trustees in March 2007, and are presented in discontinued operations.  These 12 properties contain an aggregate of 2,125 units and 7,236 beds. The assets held for sale at March 31, 2007 was as follows (in thousands):

March 31, 2007
Land	$18,822
Building and improvements	204,612
Residential furniture and appliances	6,258
Construction in progress	35
229,727
Less accumulated depreciation	(12,159)
Assets held for sale	$217,568

4.  Investments in Military Housing Projects

We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting.  Our investment is initially recorded at cost, and subsequently adjusted at each balance sheet date to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date, assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and the priority of returns set forth under, the joint venture’s operating agreement. The terms of the various agreements generally provide for the payment to the Company of an agreed upon return on the Company’s invested capital and a return of the Company’s invested capital prior to the distribution of any amounts to the government entity that is a member of the joint venture.

As of March 31, 2007, of the 10 joint venture entities in which we had ownership interests relating to military housing privatization projects in operation as of that date, we had invested capital in four of the joint ventures as discussed below.

On February 6, 2007 the Company closed on the Air Education and Training Command (“AETC”) Group I project with the Department of the Air Force.  This military housing privatization project covers four bases and 2,875 end-state housing units.  The AETC Group I project represents the Company’s first military housing project with the Department of the Air Force.  The 50-year term of the project commences with a five-year Initial Development Period (“IDP”) that includes the design, construction and/or renovation of, as well as the overall management and operational responsibilities over the end-state housing units.  The Company invested $8.0 million for its 80% interest in the partnership that owns the rights to the AETC Group I project.  The Company has concluded that this joint venture is a variable interest entity (VIE) as defined under FIN 46(R) and that the Company is not the primary beneficiary.  The primary beneficiary is a non-equity partner in the joint venture that is more closely associated with the VIE.  The Company earns a preferred return on its investment in AETC Group I.   The preferred return will accrue, but not be paid, until the end of the IDP for the project which is projected to be in 2013.  The carrying value of this investment was $8.1 million at March 31, 2007.

During the first quarter of 2007, the Company contributed $5.9 million and Benham Military Communities, LLC contributed $0.7 million, through their joint venture, GMH/Benham Military Communities LLC, which used the funds to make a required $6.5 million equity contribution commitment to FDWR Parent LLC, which operates the Fort Detrick/Walter Reed Medical Center military housing project.  The Company has a 90% interest and Benham has a 10% interest in GMH/Benham Military Communities LLC, which is entitled to a preferred return on its investment in FDWR Parent LLC.

In November 2004, the Company and Benham Military Communities, LLC formed a joint venture known as GMH/Benham Military Communities LLC for the purpose of investing in the Navy Northeast Region military housing project. The Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC’s 10% interest is accounted for as minority interest and is included in other liabilities.  In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC is entitled to a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment was $12.9 million at March 31, 2007 and $12.7 million at December 31, 2006.

The acquisition of our ownership interests in the joint venture that owns a 10% interest in Fort Carson Family, LLC and has the rights to exclusively negotiate the Fort Eustis/Fort Story military housing projects was recorded at the fair value of the consideration paid in the amount of $31.0 million.  The underlying book value of the equity on the acquisition date was approximately $11.5 million.  The remaining $19.5 million of this investment is being amortized based on the then current fiscal year revenue as a percentage of the estimated revenue to be earned over the remaining lives of the projects, which are 45 years for the Fort Carson project and 50 years for the Fort Eustis/Story project. Amortization expense was $0.1 million for both the three months ended March 31, 2007 and 2006.  The accumulated amortization of the excess purchase price was $0.8 million and $0.7 million at March 31, 2007 and December 31, 2006, respectively. The carrying value of this investment was $24.4 million at March 31, 2007 and $25.3 million at December 31, 2006.  The Company is entitled to a preferred return on its investment in Fort Carson Family Housing LLC, plus 50% of the project’s net operating income, which will decrease to 30% and 15% in 2012 and 2016, respectively. After 2016 and through 2025, the Company’s returns on its investments are subject to an annual maximum amount of $1.75 million. The project began repaying the Company’s initial investment in Fort Carson Family Housing LLC in July 2005.  The equity is expected to be completely repaid by 2015. During the three months ended March 31, 2007 and 2006, the Company received $0.4 million and $0.1 million, respectively of equity distributions from Fort Carson Family Housing LLC.

The following is a summary of the financial position of the unconsolidated Fort Carson Family Housing LLC (in thousands):

	March 31, 2007	December 31, 2006
Net Property	$162,979	$162,106
Other Assets	$129,735	$132,020
Notes payable	$260,150	$260,730
Other Liabilities	$4,821	$5,160
Equity	$27,743	$28,236
Company’s Share of Equity	$5,823	$6,479

The following is a summary of the results of operations of the unconsolidated Fort Carson Family Housing LLC (in thousands):

	Three months ended March 31,
	2007	2006
Revenue	$7,490	$8,039
Operating Expenses	$2,552	$2,116
Interest Expense, net	$2,475	$2,825
Depreciation and amortization	$1,894	$1,867
Net Income	$569	$1,231

5.  Notes Payable

At March 31, 2007, notes payable totaling $962.7 million were secured by 63 student housing properties, including the two properties that we have an ownership interest in and our corporate office.  The net carrying value of these encumbered properties was $1.3 billion at March 31, 2007.  These notes payable had a weighted average interest rate of 5.41% a weighted average maturity of 7.14 years, mature at various dates between May 2007 and March 2017 and require monthly payments of principal and interest or monthly payments of interest only.  As of March 31, 2007, the Company failed to comply with one of its financial covenants on one of its notes payable and received a waiver. This note was subsequently refinanced in May 2007.

At March 31, 2007, included in liabilities related to assets held for sale, were notes payable totaling $138.1 million which were secured by 11 student housing properties with a cost basis of $196.4 million.  The notes payable had a weighted average interest rate of 4.81%, a weighted average maturity of 5.47 years, mature at various dates between October 2007 and November 2016 and require monthly payments of principal and interest or monthly payments of interest only.

On February 27, 2007, the Company completed the refinancing of four owned student housing properties. Under the refinancing, the Company placed an aggregate of $90.0 million in mortgage indebtedness on the properties, with each loan having a 10-year interest-only term and bearing a fixed interest rate of 5.6%.  The Company received net proceeds of $73.6 million from the refinancings that were used to repay an equal amount of outstanding indebtedness under the Wachovia Line.

6.  Transactions with Related Parties

In the ordinary course of its operations, the Company has on-going business relationships with Gary M. Holloway, Sr., entities affiliated with Mr. Holloway, and entities in which Mr. Holloway or the Company has an equity investment. The operating results or financial position of the Company could be significantly different from those that would have been reported if the entities were autonomous. These relationships and related transactions are summarized below.

Shared costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Mr. Holloway, using assumptions based on headcount that management believed were reasonable. The allocation of such costs to other entities owned or controlled by Mr. Holloway during the three months ended March 31, 2007 and 2006 totaled $64,000 and $57,000, respectively, and are reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.

The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway. During each of the three month periods ended March 31, 2007 and 2006, rental income from these entities totaled

$39,000. These amounts are included in other property income in the accompanying consolidated and combined statements of operations.

The Company earned management fees from properties in which Mr. Holloway was an investor until December 2006. During the three months ended March 31, 2006 such income totaled $86,000.

The Company is reimbursed by the joint ventures relating to certain of its military housing projects in which the Company has an ownership interest, as well as student housing properties under the Company’s management in which Mr. Holloway was an investor through December 2006, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. The reimbursement of these costs is included in expense reimbursements—related party in the accompanying consolidated and combined statements of operations. During the three months ended March 31, 2007 and 2006, such expense reimbursements relating to these military housing projects and student housing properties totaled $17.3 million and $13.3 million, respectively.

Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to certain student housing properties and military housing projects that we have acquired or refinanced. In connection with the purchase of title insurance for these student housing properties and military housing projects, premiums were paid to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title insurance companies paid to Bryn Mawr Abstract, Inc. $82,000 and $130,000 during the three months ended March 31, 2007 and 2006, respectively, for providing title abstract services.

Mr. Holloway owns Corporate Flight Services, LLC, an entity that provides aircraft services.  During the three months ended March 31, 2007 and 2006, the Company paid Corporate Flight Services, LLC $283,000 and $234,000, respectively for use of an aircraft owned by Corporate Flight Services, LLC.

7. Commitments and Contingencies

As of March 31, 2007, we had agreements to acquire one student housing property and 13 parcels of land for the development of a future student housing property for an aggregate purchase price of $17.8 million and had placed deposits related to such acquisitions totaling approximately $364,000.

With regard to military housing privatization projects at Army bases, depending on the terms of each respective agreement, the Company is either required to fund its portion of the equity commitment to the project’s joint venture (i) after all other sources of funding for the project have been expended or (ii) after the initial development period is completed. With respect to the Company’s Navy Northeast Region project and AETC Group I project, however, the Company was required to fund the equity commitment at commencement of the project.  With respect to the Company’s Fort Detrick/WRAMC project, the Company was required to fund its equity commitment during the first quarter of 2007. In connection with finalizing the agreements with the DoD for the Company’s military housing projects, the Company has committed to contribute the following aggregate amounts as of March 31, 2007 (in thousands):

2007	$1,980
2010	6,600
2011	12,510
2012	6,300
Total	$27,390

In connection with the development, management, construction and renovation agreements for certain of the military housing projects, the Company guarantees the completion of its obligations under the agreements. The guarantees require the Company to fund any costs in excess of the amounts budgeted in the underlying development, management, construction and renovation agreements. The maximum exposure to the Company on these guarantees cannot be determined at this time. Management believes that these guarantees will not have a material adverse impact on the Company’s financial position or results of operations.

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

Starting on April 5, 2006, five putative class actions alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20 the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission have been filed in the United States District Court for the Eastern District of Pennsylvania, naming as defendants GMH Communities Trust, Gary M. Holloway, Sr., and Bradley W. Harris.  The complaints purport to bring claims on behalf of a class of purchasers of GMH securities during various periods, the longest of which is the period between October 28, 2004 and March 10, 2006.  By Orders filed January 22, 2007, the cases were consolidated, and, lead plaintiffs and lead counsel were appointed.  A consolidated complaint alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed on March 19, 2007 against the same defendants for a class period between May 5, 2005 and March 10, 2006 based upon the Company’s restatement of certain financial results. The defendants have sixty days in which to respond either by answering or moving to dismiss.  In the January 22, 2007 Order, the Court ordered that the parties shall not file any dispositive motions before attending a settlement conference with the Magistrate Judge.  Discovery is stayed pending the disposition of any motion to dismiss.  The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff’s claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. An adverse outcome could have a material adverse effect on our financial condition and results of operations.

On March 12, 2007, Stone Gate I LLC, Southview LLC, The Commons LLC, Seminole Ride LLC, LB&J Limited, Bruce Forbes, Lois Forbes and Jeff Forbes filed a complaint in the United States District Court for the Eastern District of Pennsylvania against GMH Communities Trust, GMH Communities, L.P., College Park Investments, LLC, Peach Grove Associates, LLC, Neff Avenue Associates, LLC, Gary M. Holloway, Sr., Bradley W. Harris and John DeRiggi.  The complaint alleges violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, Section 522(a) and 522(c) of the Virginia Securities Act and Sections 1-401 and 1-501 of the Pennsylvania Securities Act, as well as common law claims for fraud, fraud in the inducement, negligent misrepresentation and breach of contract.  The claims arise from the Company’s restatement of certain financial results upon which plaintiffs purportedly relied in selling properties to certain defendants.  In connection with the acquisition of the properties, Company entities purchased four student housing properties in exchange for a combination of cash, assumption of debt and the issuance of 1,940,282 units of limited partnership interests in our operating partnership valued at a total of approximately $76.8 million. The units of limited partnership interest were issued for a total value of approximately $27.5 million or $14.17 per unit of limited partnership interest. The parties are currently negotiating the timing of defendants’ response.  Discovery is stayed pending the disposition of any motion to dismiss.

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

8. Segment Reporting

The Company is comprised of four reportable segments: (1) student housing – owned properties (2) student housing – management, (3) military housing and (4) corporate.  The operating results of our student housing owned properties and student housing management, which included our acquisitions department, had been previously classified as one segment.  The acquisition department is now included in the corporate segment. The segment data for 2006 has been restated to conform to the current year’s presentation.  The corporate segment also includes the corporate overhead and other service departments. The Company’s management evaluates each segment’s performance based upon net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended March 31, 2007
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$51,425	$—	$—	$39	$—	$51,464
Expense reimbursements:
Related party	—	—	17,335	64	—	17,399
Third party	—	1,446	—	—		1,446
Management fees:
Owned properties	—	1,914	—	—	(1,914)	—
Related party	—	—	2,421	—	—	2,421
Third party	—	678	—	—	—	678
Other fee income – related party	—	—	6,138	—	—	6,138
Other income	29	8	20	171		228
Total revenue	51,454	4,046	25,914	274	(1,914)	79,774

Operating Expenses:
Property operating expense	18,114	2,053	1,975	—	—	22,142
Intercompany management fee	1,914	—	—	—	(1,914)	—
Reimbursed expenses	—	1,446	17,335	64	—	18,845
Real estate taxes	4,877	—	—	24	—	4,901
Administrative expenses	—	—	—	4,870	—	4,870
Audit Committee and Special Committee expenses	—	—	—	—	—	—
Depreciation and amortization	11,571	—	118	117		11,806
Interest	15,984	—	—	1,491		17,475
Total operating expenses	52,460	3,499	19,428	6,566	(1,914)	80,039
(Loss) income before equity in earnings of unconsolidated entities, income taxes and minority interest from continuing operations	(1,006)	547	6,486	(6,292)	—	(265)
Equity in earnings of unconsolidated entities	—	—	1,029	—	—	1,029
(Loss) income before income taxes and minority interest from continuing operations	(1,006)	547	7,515	(6,292)	—	764
Income tax expense	—	68	1,458	—	—	1,526
Income (loss) before minority interest	(1,006)	479	6,057	(6,292)	—	(762)
Minority interest attributable to continuing operations	—	—	—	(329)	—	(329)
Net (loss) income from continuing operations	(1,006)	479	6,057	(5,963)	—	(433)

Discontinued Operations:
Income from discontinued operations before minority interest	789	201	—	—	—	990
Minority interest	—	—	—	428	—	428
Income from discontinued operations	789	201	—	(428)	—	562

Net (loss) income	$(217)	$680	$6,057	$(6,391)	$—	$129

	Three Months Ended March 31, 2006
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$39,620	$—	$—	$39	$—	$39,659
Expense reimbursements:
Related party	—	86	13,237	57	—	13,380
Third party	—	1,336	—	—	—	1,336
Management fees:
Owned properties	—	1,503	—	—	(1,503)	—
Related party	—	20	2,019	—	—	2,039
Third party	—	1,008	—	—	—	1,008
Other fee income – related party	—	—	4,680	—	—	4,680
Other income	36	13	9	31	—	89
Total revenue	39,656	3,966	19,945	127	(1,503)	62,191

Operating Expenses:
Property operating expense	13,453	1,466	1,539	—	—	16,458
Intercompany management fee	1,503	—	—	—	(1,503)	—
Reimbursed expenses	—	1,422	13,237	57	—	14,716
Real estate taxes	3,719	—	—	24	—	3,743
Administrative expenses	—	—	—	4,080	—	4,080
Audit Committee and Special Committee expenses	—	—	—	2,575	—	2,575
Depreciation and amortization	9,275	—	119	78		9,472
Interest	9,610	—	—	518		10,128
Total operating expenses	37,560	2,888	14,895	7,332	(1,503)	61,172
Income (loss) before equity in earnings of unconsolidated subsidiaries, income taxes and minority interest from continuing operations	2,096	1,078	5,050	(7,205)	—	1,019
Equity in earnings of unconsolidated entities	—	—	1,216	—	—	1,216
Income (loss) before income taxes and minority interest from continuing operations	2,096	1,078	6,266	(7,205)	—	2,235
Income tax expense	—	—	973	—	—	973
Income (loss) before minority interest from continuing operations	2,096	1,078	5,293	(7,205)	—	1,262
Minority interest attributable to continuing operations	—	—	—	560	—	560
Income from continuing operations	2,096	1,078	5,293	(7,765)	—	702
Discontinued Operations
Income from discontinued operations	616	171	—	—	—	787
Minority interest	—	—	—	349	—	349
Income from discontinued operations	616	171	—	(349)	—	438

Net income (loss)	$2,712	$1,249	$5,293	$(8,114)	$—	$1,140

	Student Housing Owned Properties	Student Housing- Management	Military Housing	Corporate	Total
	(in thousands)

As of March 31, 2007:
Total assets	$1,610,358	$6,030	$67,036	$25,703	$1,709,127
Total liabilities	$1,092,431	$1,227	$(13,078)	$225,303	$1,305,883
As of December 31, 2006
Total assets	$1,619,776	$2,560	$58,714	$32,940	$1,713,990
Total liabilities	$1,087,819	$4,435	$(16,551)	$223,015	$1,298,718

9.  Earnings Per Common Share

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three months ended March 31, 2007 and March 31, 2006 (in thousands, except share and per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2007
	Basic	Diluted	Basic	Diluted

Net (loss) income from continuing operation	$(433)	$(433)	$702	$702
Net income from discontinued operations	562	562	438	438
Minority interest in continuing operations	—	(329)	—	560
Minority interest in discontinued operations	—	428	—	349
Income available to common shareholders	$129	$228	$1,140	$2,049

Weighted-average common shares outstanding	41,494,521	41,494,521	39,672,998	39,672,998
Warrant	—	—	—	2,671,193
Units of limited partnership held by minority interest holders	—	31,624,617	—	31,627,287
Restricted common shares	—	9,563	—	8,212
Total weighted-average shares outstanding	41,494.521	73,128,701	39,672,998	73,979,690
Earnings (loss) per common share
Continuing operations	$(0.01)	$(0.01)	$0.02	$0.02
Discontinued operations	0.01	$0.01	0.01	$0.01
	$0.00	$0.00	$0.03	$0.03

On March 14, 2007, the Company declared a quarterly dividend of $0.165 per outstanding common share.  The aggregate amount of dividends of $12.1 million was paid on April 13, 2007, of which $6.9 million and $5.2 million, respectively, was paid to common shareholders and unitholders of the Operating Partnership of record on March 29, 2007.

10. Discontinued Operations

For the three month periods March 31, 2007 and 2006, income from discontinued operations relates to six of the 12 properties that the Company held for sale as of March 31, 2007. The other six properties (consisting of five properties that were placed into the joint venture as of April 2007, and one remaining property expected to be transferred into the joint venture by the end of the second quarter of 2007) have not been presented as discontinued operations because the Company (i) expects to receive significant continuing cash flows generated by earning management fees from the Company’s ongoing management of the properties, in addition to the cash flows resulting from the Company’s 10% equity ownership in the joint venture that owns and operates the properties, and (ii) continue to have significant involvement in the on-going operations through its continuing management of the properties and its 10% equity ownership in the joint venture that owns the properties.

The following table summarizes the revenue and expense information for the three months ended March 31, 2007 and 2006 (in thousands).

	Three months ended
	March 31, 2007	March 31 ,2006
Revenue:
Rent and other operating income	$5,271	$4,378
Other Income	1	2
Total Revenue	5,272	4,380

Expenses:
Property operating expenses	1,727	1,432
Real estate taxes	595	458
Depreciation and amortization	898	877
Interest expense	1,062	826
Total operating expenses	4,282	3,593

Income from discontinued operations before minority interest	990	787
Minority interest	428	349
Income from discontinued operations	$562	$438

11. Subsequent Events

On April 13, 2007, the Company entered into a joint venture transaction with the Fidelity Real Estate Group, a unit of Pyramis Global Advisors, a Fidelity Investments Company, encompassing six student housing properties. Under the joint venture structure, the Company completed the transfer of its 100% interest in five of the six student housing properties into the joint venture entity, which is now jointly owned by Fidelity and the Company. The sixth property to be included in the joint venture will be transferred upon lender approval of the joint venture’s assumption of existing mortgage indebtedness on that property. As part of the transaction the joint venture simultaneously placed new mortgage indebtedness on the five properties in an aggregate amount of approximately $88.0 million. The new mortgage debt has a five-year term and requires interest-only payments at a fixed rate of approximately 5.52%. After the repayment of previously existing mortgage debt on the properties, the Company received net proceeds from both the Fidelity equity contribution and the new mortgage debt totaling approximately $56.1 million, and has used these proceeds to repay an equal amount of indebtedness outstanding under the Wachovia Line. The transfer of the sixth property to be placed into the joint venture is expected to be completed by the end of the second quarter of 2007 and is expected to generate $5.1 million of net proceeds.  Under the terms of the joint venture, the Company will continue to manage the properties and receive management fees.

On May 3, 2007, the Company completed the refinancing of three student housing properties that previously had debt maturity dates during 2007. Under the refinancing, the Company placed an aggregate of $31.6 million in mortgage indebtedness covering the three properties pursuant to a LIBOR-based pool. Under this pool arrangement, the loan is interest-only with a one year term (with four additional one year extension options), and bears a variable interest rate of 30-day LIBOR plus 1.9%. The Company did not receive any net proceeds from this refinancing.

On May 7, 2007, the Company entered into the Note Facility, under the terms of a Note Purchase Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch).  Under the terms of the Facility, our Operating Partnership may issue up to an aggregate principal amount of $100.0 million in notes at any time through April 30, 2010, and subject to certain conditions may increase the maximum principal amount up to $125 million. On May 7, 2007, the Operating Partnership issued a note to Merrill Lynch for approximately $90.7 million, which was used to pay a $1.0 million commitment fee to Merrill Lynch, closing costs and to repay principal and interest due under, and to terminate, the Wachovia Line. The initial note was issued with an interest rate of 7.07% and has a term through April 30, 2010.   The notes are issuable at an annual interest of LIBOR plus 1.75%, will require monthly payments of interest only, and are secured solely by the fees and equity returns the Company receives in connection with the military housing projects currently in operation, as well as those projects for which the Company is currently under exclusive negotiations.

The notes issued in connection with the Note Facility are administered under a Trust Indenture, which contains affirmative and negative covenants and also contains financial covenants which, among other things, require that the Company maintain (i) a fixed charge coverage ratio, as defined in the Trust Indenture, of at least 1:15 to1:00, (ii) a consolidated tangible net worth, as defined in the Trust Indenture, of at least $375 million (iii) quarterly minimum Adjusted Management EBITDA, as defined in the Trust Indenture, of $3.5 million and (iv) our federal tax status as a REIT.

During the second quarter of 2007, the Company had executed agreements to sell six of its currently-owned student housing properties. The due diligence period expired on May 4, 2007, and the third-party buyers have placed a non-refundable deposit of $2.5 million in escrow. The Company expects to complete these transactions during the second quarter of 2007.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families.

As of March 31, 2007, we owned, or had ownership interests in, 77 student housing properties containing a total of 14,432 units and 46,696 beds and seven undeveloped or partially developed parcels of land held for development as student housing properties. As of the date of this report, we held a 10% interest in joint ventures that owned seven of these student housing properties, covering a total of 1,056 units and 3,824 beds and provided management services for all of these properties.  In addition, we managed a total of 18 student housing properties owned by others, containing a total of 3,053 units and 9,900 beds, including 51 units and 279 beds currently under construction.

In our military housing segment, as of March 31, 2007, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries operated, 10 military housing privatization projects, comprising an aggregate of 20,364 end-state housing units on 25 military bases. Through our taxable REIT subsidiaries, we provide development, construction, renovation and management services to our military housing privatization projects (other than our AETC Group I project with the U.S. Air Force), and property management services to student housing properties owned by others. In addition, we provide consulting services with respect to the management of certain student housing properties owned by others, including colleges, universities, and other private owners. In order to comply with the applicable requirements under the REIT provisions of the Code, we must limit the operations of taxable REIT subsidiaries so that securities issued to us by our taxable REIT subsidiaries do not represent more than 20% of our total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, do not exceed 25% of our gross income for any taxable year.

       Currently, our operations are managed within three operating segments that are separately reported: (1) student housing owned properties (2) student housing management and (3) military housing. This structure provides an effective platform for maximizing market penetration and optimizing operating economies of scale. In addition, we separately report the activities of certain departments from a corporate level, which includes personnel that service GMH Communities Trust as a whole and support our overall operations.

2007 Business Strategy

In December 2006, we announced that our management expected to implement a business strategy beginning in 2007 that would involve the sale, refinancing and/or entrance into joint ventures covering a number of our currently-owned student housing properties. Our management developed this plan primarily in an effort to raise capital proceeds that could be used to repay outstanding indebtedness under our line of credit with Wachovia Bank. In connection with this business strategy, we completed the refinancing of four of our student housing properties in February 2007, for a total of $90.0 million in new 10-year mortgage debt at a fixed interest rate of 5.6%. We used the net proceeds from this refinancing to repay $73.6 million in outstanding borrowings under the Wachovia line of credit, which resulted in the replacement of the indebtedness under the Wachovia line of credit that was carrying a variable LIBOR-based interest rate of 7.32% as of the date of the refinancing. Immediately following this transaction, we had approximately $137.8 million in remaining borrowings outstanding under the Wachovia line of credit.

In addition, on April 13, 2007, we entered into a joint venture transaction with Fidelity Real Estate Group covering a total of six student housing properties. As of April 13, 2007, we had completed the transfer of our 100% interest in five of the six properties into the joint venture entity, which is currently owned 90% by Fidelity and 10% by us. The transfer of our interest in the sixth property to be included in the joint venture is expected to be completed during the second quarter of 2007, upon receipt of lender approval of the joint venture’s assumption of the existing mortgage indebtedness on that property. In connection with the closing of the five properties that are part of the joint venture, Fidelity contributed approximately $19.8 million into the joint venture, and the joint venture simultaneously placed new mortgage indebtedness on the properties in an aggregate amount of $88.0 million. The new mortgage debt has a five-year term and requires interest-only payments at a fixed rate of approximately 5.52%. We received net proceeds from the joint venture transaction totaling approximately $56.1 million, and used the proceeds to repay an equal amount of existing indebtedness outstanding under the Wachovia line of credit.

Also, on May 7, 2007, we entered into a revolving note facility, under the terms of a Note Purchase Agreement, with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Under this note facility, our operating partnership may issue up to an aggregate principal amount of $100.0 million in notes outstanding at any time through April 30, 2010, and, subject to certain conditions, may be increased to up to an additional $25 million in notes outstanding. On May 7, 2007, our operating partnership issued a note to Merrill Lynch for approximately $90.7 million, which was used to pay a $1.0 million commitment fee to Merrill Lynch, closing costs and to repay principal and interest due under, and to terminate, the Wachovia line of credit. The initial note was issued with an interest rate of 7.07% and has a term through April 30, 2010. Additional notes may be issued at any time upon notice by our operating partnership, and we will have the ability to repay amounts under outstanding notes and redraw such amounts through the issuance of new notes, provided that the maximum amount of notes outstanding at any time during the term of the Note Purchase Agreement may not exceed an aggregate principal amount of $100.0 million, or $125 million to the extent permitted to be increased. Under the terms of the note purchaser agreement, the notes will be issued to Merrill Lynch and may thereafter be transferred to “qualified institutional buyers” in accordance with Rule 144A of the Securities Act of 1933, as amended. The notes will be administered under the terms of a Trust Indenture with U.S. Bank Trust National Association, serving as trustee of the notes. The notes are issuable at an annual interest of LIBOR plus 1.75%, will require monthly payments of interest only, and are secured solely by the fees and equity preferred returns we receive in connection with our military housing projects currently in operation, as well as those to be received under the Navy Southeast project and West Point project for which we are currently under exclusive negotiations.  For additional information regarding the terms of this transaction, see Part II - Item 5 of this report and Note 11 to the financial statements included in this report.

We have also had executed agreements to sell six of our currently-owned student housing properties. The due diligence period expired on May 4, 2007, and the potential buyers have placed a non-fundable deposit of $2.5 million held in escrow. The Company expects to complete these transactions during the second quarter of 2007.  . We expect to use the proceeds from these sale transactions to redeem outstanding notes under the Trust Indenture with U.S. Bank Trust as discussed above and for general working capital purposes.

 Student Housing Owned Properties

 The student housing owned properties segment reflects the revenues and expenses of off-campus student housing properties acquired and owned through the REIT ownership structure which are strategically located near college or university campuses. During the years ended December 31, 2004, 2005 and 2006, our rental revenue increased substantially as a result of the acquisition of an aggregate of 75 properties (excluding two properties in which we have a 10% interest together with a joint venture partner) over that period. During the year ended December 31, 2006, we acquired 21 of these properties. Additionally, operating expenses, real estate taxes and depreciation and amortization have increased as a result of these acquisitions. Further, interest expense has increased related to the financing of the properties we have acquired.

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

In comparing our operating statistics for the three months ended March 31, 2007 versus 2006, most of the key operating metrics for the student housing owned properties segment , such as rent and other property income, depreciation and amortization, interest expense and property operating expense,  experienced significant increases, primarily as a result of the presentation of a full quarter of operations during 2007 with respect to properties acquired during 2006. The increase in real estate taxes was disproportionately higher than the increase in rent and other property income due to more aggressive assessments by local taxing authorities with respect to certain of our student housing properties throughout 2006, resulting in higher real estate tax expenses on a quarter-over-quarter basis for the three months ended March 31, 2006 and 2007. The increase in property operating expenses was disproportionately higher than the increase in rent and other property income due primarily to continuing increases in utility expenses. Since March 31, 2006, we have also experienced, and expect to continue to experience, increases in operating expenses (in addition to the proportionate increase associated with the increased number of properties owned during the three months ended March 31, 2007 versus 2006) that will include increased utility expenses resulting from national trends in higher energy-related costs.

Until we are able to successfully execute our 2007 business strategy to raise additional working capital as outlined above under “2007 Business Strategy,” we expect to place less emphasis on the acquisition of additional student housing properties, and to continue to focus on the operational performance of our existing student housing properties and development projects. After we complete the implementation of  this business strategy, and to the extent we are able to obtain sufficient working capital for additional acquisitions, we may determine that it is appropriate to place greater emphasis on the acquisition of additional student housing properties that are located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. To the extent that we seek to acquire student housing properties during the remainder of 2007, we will consider funding the acquisition through joint venture structures similar to the joint venture terms that we entered into with respect to our current properties held through joint ventures. The timing of any additional acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We would consider funding our equity portion of any joint ventures by using funds from available cash from operations or borrowings. We may also determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property.

During the three months ended March 31, 2007, we completed the following transactions relating to our student housing owned properties:

•                  on January 26, 2007, we acquired a 50.1-acre land parcel located adjacent to a currently-owned student housing property located in Lincoln, Nebraska and serving the University of Nebraska, for total consideration of approximately $1.3 million; and

•                  on February 28, 2007, we completed the refinancing of four currently-owned student housing properties. Under the refinancing, we placed an aggregate of $90.0 million in mortgage indebtedness on the four properties, with each loan having a 10-year interest-only term and bearing a fixed interest rate of 5.6%. As a result of the refinancing, we realized net proceeds of $73.6 million, after repayment of existing mortgage loans, payment of prepayment penalties and closing costs. These net proceeds were used to repay an equal amount of the outstanding indebtedness under our recently terminated Wachovia line of credit.

On April 13, 2007, we completed a joint venture transaction with the Fidelity Real Estate Group, a unit of Pyramis Global Advisors, a Fidelity Investments Company, encompassing a total of six student housing properties. Under the new ownership structure, we completed the transfer of our 100% interest in five of the six student housing properties into the joint venture entity, which is now jointly owned by Fidelity and by us. The sixth property to be included in the joint venture will be transferred upon lender approval of the joint venture’s assumption of existing mortgage indebtedness on that property. As part of the transaction the joint venture simultaneously placed new mortgage indebtedness on the five properties in an aggregate amount of approximately $88.0 million. The new mortgage debt has a five-year term and requires interest-only payments at a fixed rate of approximately 5.52%. After the repayment of previously existing mortgage debt on the properties, we received net proceeds from both the Fidelity equity contribution and the new mortgage debt totaling approximately $56.1 million, and used these proceeds to repay an equal amount of indebtedness outstanding under our recently terminated Wachovia line of credit. The five properties included in the joint venture as of the date of this report include University Uptown (Denton, TX), University Heights (Knoxville, TN), University Walk (Charlotte, NC), The Ridge (Morgantown, WV), and Campus Edge - Phase I (Charlotte, NC). The transfer of the sixth property to be placed into the joint venture, Campus Edge - Phase II, is expected to be completed during the second quarter of 2007. Under the terms of the joint venture, we will continue to manage the properties and receive management fees.

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

Total revenues from management activities, including reimbursement of expenses, increased by approximately2.0% from the three months ended March 31, 2006 to the same period in  2007, including management fees earned from the properties managed for the Company.

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

As of March 31, 2007, we owned equity interests in the joint ventures that owned the 10 military housing privatization projects in operation, encompassing 25 military bases totaling 20,364 end-state housing units. During the three months ended March 31, 2007, we earned fees for providing development, construction/renovation and management services to these 10 military housing privatization projects.

During the three months ended March 31, 2007, the following events occurred with respect to our military housing segment:

•                  on February 6, 2007, we closed on our AETC Group I project with the Department of the Air Force, a military housing privatization project covering four bases and 2,875 end-state housing units. The AETC Group I project represents our first military housing project with the Department of the Air Force;

•                  on February 26, 2007, we announced that we were selected by the Department of the Navy to enter into exclusive negotiations for the design, construction, management and maintenance of the military family housing at 11 Southeast Region Navy bases in five states. The 50-year term of the Navy Southeast project is expected to commence with a six-year initial development period, or IDP, that is valued in excess of $700 million and covering approximately 5,501 end-state housing units; and

•                  on March 8, 2007, we also announced that we were selected by the Department of the Army to enter into exclusive negotiations for the family housing privatization project at the U.S. Military Academy at West Point, New York, which is expected to have a five-year IDP with project costs valued in excess of $160 million.

With regard to trends and uncertainties in the military housing market see the section of our Annual Report on Form 10-K for the year ended December 31, 2006 titled “Risk Factors—Specific Risks Related to our Military Housing Business.” Our management team also had under review, as of May 7, 2007, four potential additional military housing privatization project opportunities, and will continue to pursue opportunities to acquire projects or project rights from our competitors, as well as opportunities to participate in pilot housing programs for unaccompanied military personnel.

Critical Accounting Policies

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. While the estimates and judgments associated with the application of these accounting principles may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate under the circumstances in which they were made. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

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

•       revenues on our renovation contracts are recorded on the percentage-of-completion method. When the percentage-of-completion method is used, contract revenue is recognized in the ratio that costs incurred to date bear to estimated costs at completion. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety.

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

•       equity returns are earned on our investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of March 31, 2007, only the Fort Carson project had passed its initial development period.

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

Income Taxes

We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2004. To continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. We believe we are organized and operate in a manner that allows us to qualify for taxation as a REIT under the Code, and it is our intention to adhere to these requirements and maintain our REIT status in the future. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, other than with respect to our taxable REIT subsidiaries.

Results of Operations

The results of operations for the three months ended March 31, 2007 and 2006 presented below reflect the results of operations of the Company. The eliminations column represents the management fees that are charged to our student housing—owned segment from our student housing management segment. Such amounts have been eliminated in consolidation.

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

	Three Months Ended March 31, 2007
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$51,425	$—	$—	$39	$—	$51,464
Expense reimbursements:
Related party	—	—	17,335	64	—	17,399
Third party	—	1,446	—	—		1,446
Management fees:
Owned properties	—	1,914	—	—	(1,914)	—
Related party	—	—	2,421	—	—	2,421
Third party	—	678	—	—	—	678
Other fee income – related party	—	—	6,138	—	—	6,138
Other income	29	8	20	171		228
Total revenue	51,454	4,046	25,914	274	(1,914)	79,774

Operating Expenses:
Property operating expense	18,114	2,053	1,975	—	—	22,142
Intercompany management fee	1,914	—	—	—	(1,914)	—
Reimbursed expenses	—	1,446	17,335	64	—	18,845
Real estate taxes	4,877	—	—	24	—	4,901
Administrative expenses	—	—	—	4,870	—	4,870
Audit Committee and Special Committee expenses	—	—	—	—	—	—
Depreciation and amortization	11,571	—	118	117		11,806
Interest	15,984	—	—	1,491		17,475
Total operating expenses	52,460	3,499	19,428	6,566	(1,914)	80,039
(Loss) income before equity in earnings of unconsolidated entities, income taxes, and minority interest	(1,006)	547	6,486	(6,292)	—	(265)
Equity in earnings of unconsolidated entities	—	—	1,029	—	—	1,029
(Loss) income before minority interest	(1,006)	547	7,515	(6.292)	—	764
Income tax expense	—	68	1,458	—	—	1,526
Income (loss) before minority interest	(1,006)	479	6,057	(6,292)	—	(762)
Minority interest attributable to continuing operations	—	—	—	(329)	—	(329)
Net (loss) Income from continuing operations	(1,006)	479	6,057	(5,963)	—	(433)

Discontinued Operations:
Income from discontinued operations before minority interest	789	201	—	—	—	990
Minority interest	—	—	—	428	—	428
Income from discontinued operations	789	680	—	(428)	—	562

Net (loss) income	$(217)	$680	$6,057	$(6,391)	$—	$129

	Three Months Ended March 31, 2006
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$39,620	$—	$—	$39	$—	$39,659
Expense reimbursements:
Related party	—	86	13,237	57	—	13,380
Third party	—	1,336	—	—	—	1,336
Management fees:
Owned properties	—	1,503	—	—	(1,503)	—
Related party	—	20	2,019	—	—	2.039
Third party	—	1,008	—	—	—	1,008
Other fee income – related party	—	—	4,680	—	—	4,680
Other income	36	13	9	31	—	89
Total revenue	39,656	3,966	19,945	127	(1,503)	62,191

Operating Expenses:
Property operating expense	13,453	1,466	1,539	—	—	16,458
Intercompany management fee	1,503	—	—	—	(1,503)	—
Reimbursed expenses	—	1,422	13,237	57	—	14,716
Real estate taxes	3,719	—	—	24	—	3,743
Administrative expenses	—	—	—	4,080	—	4,080
Audit Committee and Special Committee expenses	—	—	—	2,575	—	2,575
Depreciation and amortization	9,275	—	119	78		9.472
Interest	9,610	—	—	518		10,128
Total operating expenses	37,560	2,888	14,895	7,332	(1,503)	61,172
Income (loss) before minority interest and income taxes	2,096	1,078	5,050	(7,205)	—	1,019
Equity in earnings of unconsolidated entities	—	—	1,216	—	—	1,216
Income (loss) before income taxes and minority interest	2,096	1,078	6,266	(7,205)	—	2,235
Income tax expense	—	—	973	—	—	973
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	2,096	1,078	5,293	(7,205)	—	1,262
Minority interest attributable to continuing operations	—	—	—	560	—	560
Income from continuing operations	2,096	1,078	5,293	(7,765)	—	702
Discontinued Operations
Income from discontinue operations before minority interest	616	171	—	—	—	787
Minority interest	—	—	—	349	—	349
Income from discontinued operations	616	171	—	(349)	—	438

Net income (loss)	$2,712	$1,249	$5,293	$(8,114)	$—	$1,140

Student Housing

Student Housing—Owned Properties

Revenue. Of the 69 properties owned and included in our results from continuing operations as of March 31, 2007, we acquired 21 of the student housing properties during 2006, six of which were acquired during the first quarter of 2006.  Rent and other property income increased to $51.4 million during the three months ended March 31, 2007 from $39.6 million during the three months ended March 31, 2006.  The increase in rent and other property income experienced during the three months ended March 31, 2007 primarily relates to (i) the presentation of a full quarter of operations during 2006 with respect to the 6 properties acquired during the first quarter of 2006, and (ii) the acquisition of an additional 15 properties during the remainder of 2006. Although we generally seek rent increases that will exceed projected increases in property operating expenses, increases in our property operating expenses exceeded our rent increases from 2006 to 2007, primarily as a result of increases in payroll, utility expenses and real estate taxes incurred during the first quarter of 2007. In future periods, our net income will be negatively affected to the extent property operating expenses are higher than those projected by our management for such period prior to lease execution for the applicable academic year.

We owned 49 properties which are included in our results from continuing operations during both the three months ended March 31, 2007 and 2006, referred to herein as our same store properties Our revenues at the same store properties were $37.5 million during the three months ended March 31,  2007 as compared to  $37.6 million during the three months ended March 31, 2006. Our revenues for these properties, were adversely affected by eight same store properties (which we refer to as the focus properties) that did not achieve the economic occupancy levels we had targeted upon commencement of the 2006-2007 academic year. We believe that these lower than anticipated leasing results are temporary in nature at all eight focus properties, and we have committed resources to improving their occupancy levels. Our same store revenues, excluding the eight focus properties referred to above, increased $1.4 million, or 4.9%, in 2007 as compared to the prior year.

Other income decreased slightly to $29,000 in the first quarter of 2007 from $36,000 in the first quarter of 2006.  Other income consists primarily of interest income on invested cash.

Expenses.   Property operating expenses from continuing operations increased to $18.1 million in 2007 from $13.5 million in the first quarter of 2006, primarily due to expenses attributable to the 15 properties acquired during the last nine months of 2006 and our ownership and operation for a full quarter during 2007 of the six properties acquired during the first quarter of 2006. The increase of $4.6 million is attributable to the following: a $2.2 million increase in utilities expenses; a $0.4 million increase in insurance expense; a $0.8 million increase in payroll expenses at the property level; a $0.2 million increase in bad debt expense relating to uncollected rents and other income; and a $1.0 million increase in other property expenses, consisting of marketing, insurance, landscaping, office and other similar property operating expenses.

With respect to our same store properties, we experienced an increase in property operating expenses of approximately $0.5 million in 2007, as compared to 2006. This increase was primarily attributable to an increase in utilities expense.

Real estate taxes from continuing operations increased to $4.9 million in 2007 from $3.7 million in 2006, primarily due to the acquisition of 15 properties in 2006 during the last nine months of the year and the full quarter of real estate taxes with respect to the six properties we acquired during the first quarter of 2006. Of the $1.2 million increase we experienced in real estate taxes, approximately $0.1 million is related to our same store properties. We expect an overall increase in real estate taxes during 2007 due to a full year of operations for the 21 properties acquired during 2006, offset by a decrease as a result of the six properties that we have or will transfer our 100% ownership interests into a joint venture by the end of the second quarter of 2007.  We may also see an increase in real estate taxes to the extent that local authorities continue to aggressively pursue higher real estate tax assessments on properties that we currently own.

Depreciation and amortization from continuing operations increased to $11.6 million as compared to $9.3 million in 2006, primarily as a result of acquiring 15 properties in 2006 during the last nine months of the year for an aggregate purchase price of $325.3 million, as well as the inclusion of a full year of depreciation expense relating to the six properties acquired during the first quarter of 2006.  The $11.6 million in 2007 is comprised of $10.6 million of depreciation and $1.0 million of lease intangible amortization.

Interest expense from continuing operations increased to $16.0 million in 2007 from $9.6 million in 2006, as a result of incurring additional debt, including placement of new mortgage debt and the assumption of existing mortgage debt, as well as borrowings under the Wachovia line of credit, in connection with the acquisition of 21 properties in 2006. During the last nine months of 2006, we placed $231.7 million of new mortgage debt, assumed $27.3 million of existing mortgage debt, net of premiums, and increased borrowings under our credit lines in existence during that period. We expect interest expense to decrease during the remainder of 2007 as the Company pays down the remaining outstanding balance on its new note facility with Merrill Lynch through i) $56.1 million of net proceeds received from the sale of the six student housing properties transferred into a joint venture during the second quarter of 2007, and ii) expected proceeds to be received from the six properties identified for sale for which the Company has signed a definitive sales agreement.

Student Housing Management

Revenue.   Prior to the three months ended March 31, 2007, the Company ceased managing student housing properties for related parties, as the one property that we managed for a related party in the first quarter of 2006 was sold during December 2006.  Therefore, there were no expense reimbursements from related parties or management fees during 2007.

Expense reimbursements from third parties remained relatively consistent during the three months ended March 31, 2007 as compared to the same period in the prior year.  Reimbursed expenses are comprised of payroll expenses for on-site employees.  We expect expense reimbursements to increase in 2007 as a result of the management agreement we currently have in place to manage the six properties that we have or will transfer into a joint venture with Fidelity Real Estate Group during the second quarter of 2007, and as we continue to pursue new third-party management agreements during 2007.

Management fee income from third parties decreased from $1.0 million during the three months ended March 31, 2006 to $0.7 million during the three months ended March 31, 2007. This decrease is due to one time fee of $250,000 earned in the first quarter of 2006 related to a management fee incentive payment received in connection with the sale of one of our managed properties during 2006.  We expect management fee income to increase during the remainder of 2007 as a result of the management agreement we currently have in place to manage the six properties that we have or will transfer into a joint venture with Fidelity Real Estate Group during the second quarter of 2007, and as we continue to pursue new third-party management agreements throughout 2007.

Expenses.   Property operating expenses increased from $1.5 million during the three months ended March 31, 2006 to $2.1 million during the three months ended March 31, 2007, primarily due to expenses attributable to the Company’s acquisition of 21 properties in 2006, of which six were acquired during the first quarter of 2006. These expenses are comprised of payroll and general and administrative expenses directly associated with the operations of the Company’s owned and managed portfolios. While those employees who are directly responsible for the oversight of specific properties are charged directly to the Student Housing Owned segment, this segment staffs a full operations department. This department includes those employees responsible for portfolio oversight, which includes regional vice presidents, regional property managers, regional leasing specialists and the associated expenses such as travel directly related to those employees who perform this function. Such expenses are considered part of our student housing management operation.

Reimbursed expenses, which includes related party and third party managed properties remained relatively consistent during the three months ended March 31, 2007 as compared to the same period in the prior year.  Reimbursed expenses are comprised mostly of payroll expenses for on-site employees.

Income taxes for the three months ended March 31, 2007 amounted to $68,000 versus no income tax expense as compared to the same period in the prior year. Income taxes consist primarily of taxes associated with the operations of our student housing taxable REIT subsidiary, which manages properties for third parties.

Military Housing

Revenue.   Expense reimbursements increased to $17.3 million for the three months ended March 31, 2007 as compared to $13.2 million for the three months ended March 31, 2006. The increase is due primarily to the reimbursement of closing and transition expenses at our AETC Group I project, which commenced operations in February 2007, and increases in reimbursement of renovation expenses at our Fort Stewart/Hunter, Fort Carson, Fort Gordon, Carlisle/Picatinny and AETC Group I projects, offset by declines in reimbursement of renovation expenses at our Navy Northeast Region, Fort Eustis/Fort Story, and Fort Bliss/White Sands Missile Range projects. The table below sets forth certain information regarding the revenue from expense reimbursements for each of our military housing projects for the three months ended March 31, 2007 and 2006.

Project	2007	2006
	(in millions)
Expense Reimbursements
Fort Stewart and Hunter Army Airfield Project	$2.1	$1.2
Fort Carson Project	0.9	0.6
Fort Hamilton Project	0.1	0.1
Walter Reed Army Medical Center and Fort Detrick Project	0.2	0.2
Fort Eustis/Fort Story Project	0.8	1.2
Navy Northeast Region Project	4.8	7.3
Fort Bliss/White Sands Missile Range Project	1.9	2.6
Fort Gordon Project(1)	0.4	—
Carlisle/Picatinny Project(1).	1.3	—
AETC Group I (2)	4.8	—
Total expense reimbursements	$17.3	$13.2

(1)	The Fort Gordon project commenced operations in the second quarter of 2006 and the Carlisle/Picatinny project commenced operations in the third quarter of 2006.

(2)	The AETC Group I project commenced operations in the first quarter of 2007 and included $4.1 million of transition cost reimbursements.

Management fees from related parties increased to $2.4 million for the three months ended March 31, 2007 compared to $2.0 million for the three months ended March 31, 2006. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which fluctuates based on the number of housing units that we construct/renovate or demolish during that period.  Management fees from related parties increased during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, primarily due to increased occupancy and rental activity at our Fort Stewart/Hunter project, the commencement of our Fort Gordon and Carlisle/Picatinny projects in the second quarter of 2006, and the commencement of our AETC Group I project in the first quarter of 2007.  The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for the three months ended March 31, 2007 and 2006.

Project	2007	2006
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$0.4	$0.3
Fort Carson Project	0.3	0.4
Fort Hamilton Project	0.1	—
Walter Reed Army Medical Center and Fort Detrick Project	0.1	0.1
Fort Eustis/Fort Story Project	0.1	0.1
Navy Northeast Region Project	0.8	0.8
Fort Bliss/White Sands Missile Range Project	0.3	0.3
Fort Gordon Project(1)	0.1	—
Carlisle/Picatinny Project(1)	0.1	—
AETC Group I Project (2)	0.1	—
Total	$2.4	$2.0

(1)	The Fort Gordon project commenced operations in the second quarter of 2006 and we commenced management operations for the Carlisle/Picatinny project in the second quarter of 2006.

(2)	The AETC Group I project commenced in the first quarter of 2007.

Other fee income from related parties, which includes development and construction/renovation fees and business development fees, totaled $6.1 million for the three months ended March 31, 2007, as compared to $4.7 million for the same period in 2006.  Of the 2007 amount, $5.1 million related to development and construction/renovation fees, and $1.0 million related to business development fees.  The amount of other fee income from related parties that we receive during a fiscal period is affected by the number of housing units that we construct or renovate under our military housing projects during that period, which will fluctuate based on the point at which we are during the initial development period for the project.  Generally, the majority of new construction work is completed during the beginning years of an initial development period while construction/renovation work is completed throughout the initial development period. Other fee income from related parties increased during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006 primarily due to increases in construction activities at our Fort Eustis/Fort Story projects and Fort Bliss/White Sands projects, and the commencement of our AETC I project in the first quarter of 2007, offset by decreases in construction activity at our Navy Northeast Region project, our Fort Stewart/Hunter project, and our Fort Hamilton project. Business development fees decreased to $1.0 million for the three months ended March 31, 2007, as compared to $1.1 million for the same period in 2006 primarily due to the expiration of one of our business development agreements at December 31, 2006.  The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for the three months ended March 31, 2007 and 2006.

Project	2007	2006
	(in millions)
Development and Construction/Renovation Fees
Fort Stewart and Hunter Army Airfield Project	$0.2	$0.5
Fort Carson Project	0.2	0.1
Fort Hamilton Project	—	0.2
Walter Reed Army Medical Center and Fort Detrick Project	0.2	0.1
Fort Eustis/Fort Story Project	0.7	0.4
Navy Northeast Region Project	1.0	1.5
Fort Bliss/White Sands Missile Range Project	1.0	0.8
Fort Gordon Project(1)	0.6	—
Carlisle/Picatinny Project(1)	0.1	—
AETC I (2)	1.1	—
Total Development and Construction Fees	$5.1	$3.6
Business Development Fees	$1.0	$1.1
Total Other Fee Income – Related Parties	$6.1	$4.7

(1)	The Fort Gordon project commenced operations in the second quarter of 2006 and the Carlisle/Picatinny project commenced operations in the third quarter of 2006.

(2)	The AETC Group I project commenced operations in the first quarter of 2007.

Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $1.0 million for the three months ended March 31, 2007 as compared to $1.2 million for the three months ended March 31, 2006.   The decrease was primarily due to timing differences in the recognition of the net operating income cash flows from the Fort Carson Family Housing LLC, upon which a portion of our returns are calculated., offset by an increase in preferred returns earned on our AETC Group I project.  The table below sets forth certain information regarding equity in earnings of unconsolidated entities for the three months ended March 31, 2007 and 2006.

Project	2007	2006
	(in millions)
Fort Carson Project	$0.7	$1.0
Navy Northeast Region Project	0.2	0.2
AETC Group I Project (1)	0.1	—
Total	$1.0	$1.2

(1)    The AETC Group I project commenced operations in the first quarter of 2007.

Expenses.   Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel located in our corporate headquarters. These costs increased to $2.0 million in for the three months ended March 31, 2007 from $1.5 million in the three months ended March 31, 2006. The increase was due to increases in (i) our renovation company operations and (ii) in management and administrative expenses related to our overall expansion of our business.

Reimbursed expenses increased to $17.3 million for the three months ended March 31, 2007 from $13.2 million for the three months ended March 31, 2006 primarily due to payroll and renovation expenses related to the ten military housing projects in operation as of March 31, 2007 as compared with the seven military housing projects in operation as of March 31, 2006, offset by anticipated declines in construction and renovation activity at certain projects.

Income Taxes.   The effective tax rate on income taxes resulting from the portion of income that is earned in our Military Housing taxable REIT subsidiary remained relatively consistent at 36.0% in 2007 versus  35.5% in 2006.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portion of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained relatively consistent during the three months ended March 31, 2007 and 2006.

Other income, consisting primarily of interest income, increased by $140,000 primarily due to increased overnight cash investments.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources, information technology and acquisition departments, increased to $4.9 million in 2007 from $4.1 million in 2006, primarily due to increases in professional fees, training costs associated with implementation of new leasing software relating to our Student Housing division as well as other one time software licensing costs, and an increase in other taxes.

Audit Committee and special investigation expenses consist of legal fees, forensic accounting fees and waiver fees associated with waivers of the covenants under our former line of credit with Wachovia Bank, incurred as a result of delays in the filings of reports with the SEC in connection with the special investigation performed by our Audit Committee and its independent counsel that commenced in the first quarter of 2006. During the three months ended March 31, 2006, these fees totaled $2.6 million. The special investigation was completed during the third quarter of 2006.

Depreciation, relating primarily to our corporate assets remained relatively consistent between the three months ended March 31, 2007 and 2006.

Interest expense increased to $1.5 million in 2007 from $0.5 million in 2006, primarily due to an increase in amortization of deferred financing costs of approximately $1.0 million associated with our line of credit with Wachovia Bank that was entered into in October 2006.

Liquidity and Capital Resources

Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses, (v) equity contributions to our investments in military housing projects, and (vi) distributions to shareholders and unitholders of our operating partnership. During the three months ended March 31, 2007 and through May 7, 2007, our short-term liquidity needs were funded primarily through existing working capital and cash provided by operations, together with amounts available to us under a $250 million revolving line of credit with Wachovia Bank. In December 2006, our management announced a strategic plan, which began in early 2007, that involved raising a plan to raise capital proceeds to pay down this line of credit prior to its initial maturity date of June 1, 2007 (originally April 1, 2007 prior to amendment). This capital raising strategy included the identification of various currently-owned student housing properties that would be sold, refinanced and/or contributed into a joint venture. As described in the section above titled “2007 Business Strategy,” we completed the refinancing and joint venture transactions outlined under management’s plan in February and April 2007, respectively, and, as of the date of this report, had a total of six properties under agreement for sale with two separate purchasers.  For additional information regarding this business strategy, see the section above titled “2007 Business Strategy.”

Also as part of our 2007 business strategy, management indicated that it was in discussions with a number of financial institutions to enter into a new line of credit that would replace the Wachovia line of credit when terminated. On May 7, 2007, we obtained a note facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated that allows our operating partnership to borrow, on a revolving basis through April 30, 2010, up to an aggregate principal amount of $100.0 million, and subject to certain conditions, up to an additional $25.0 million for an aggregate of $125.0 million.  On May 7, 2007, our operating partnership issued a note to Merrill Lynch representing approximately $90.7 million in borrowings under this note facility, of which $1.0 million was used to pay a commitment fee to Merrill Lynch and the remaining proceeds were used to repay the remaining principal and interest due under, and to simultaneously terminate, our line of credit with Wachovia Bank. The initial note was issued with an interest rate of 7.07% and has a term through April 30, 2010. Additional notes may be issued at any time upon notice by our operating partnership, and we will have the ability to repay amounts under outstanding notes and to re-borrow amounts through the issuance of new notes, provided that the maximum amount of notes outstanding at any time during the term of the note facility does not exceed an aggregate principal amount of $100.0 million, or $125.0 million to the extent the note facility may be increased. The notes will be issued to Merrill Lynch as the initial purchaser, and may thereafter be transferred to “qualified institutional buyers” in accordance with Rule 144A of the Securities Act of 1933, as amended. The notes will be administered under the terms of a Trust Indenture with U.S. Bank Trust National Association, serving as trustee of the notes. The notes are issuable at an annual interest of LIBOR plus 1.75%, will require monthly payments of interest only, and are secured solely by the fees and equity preferred returns we receive in connection with our military housing projects currently in operation, as well as those to be received, if any, under the Navy Southeast project and West Point project for which we are currently under exclusive negotiations.

The Trust Indenture pursuant to which the notes referenced above are and may be issued going forward contain a number of affirmative and negative covenants and also contains financial covenants which, among other things, require that we maintain (i) a fixed charge coverage ratio, as defined in the Trust Indenture, of at least 1.15 to 1.00, calculated on a quarterly basis, (ii) a consolidated tangible net worth, as defined by in the Trust Indenture, of at least $375 million, (iii) quarterly minimum Adjusted Management EBITDA, as defined in the Trust Indenture, of $3.5 million, and (iv) our federal tax status as a REIT.

We elected to be treated as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis. Therefore, except as discussed below, as a general matter, a substantial portion of cash generated by our operations will be used to fund distributions to shareholders and holders of limited partnership interests in our operating partnership, and will not be available to satisfy our liquidity needs. Future dividends will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our Board of Trustees deems relevant. For the first quarter of 2007, we declared a quarterly dividend distribution of $0.165 per common share, payable to shareholders of record on March 29, 2007. We distributed this dividend on April 13, 2007, and at the same time, our operating partnership paid a distribution of $0.165 per unit to holders of limited partnership interest in our operating partnership. We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. To the extent that our cash flow from operations is insufficient to fund our anticipated dividend distributions, we may seek to borrow funds under our credit facility or through other third party debt financing or we may lower our dividend distribution. Our available cash for distributions will be affected by a number of factors, including: our ability to complete our strategic plans for the sale, refinancing and joint venture of multiple student housing properties as outlined above; the revenue we receive from our student housing properties; revenues from management fees in connection with management services that we will provide for student housing properties owned by others; revenues from our military housing projects; our operating expenses; interest expense; costs related to our pending class action lawsuits; and any unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see the section of our Annual Report on Form 10-K for the year ended December 31, 2006 titled “Risk Factors.”

With regard to our military housing privatization projects, we are typically required to fund our portion of the equity commitment to the project’s joint venture after all other sources of funding for the project have been expended. With respect to our Navy Northeast Region project and our AETC Group I project, however, we were required to fund the equity commitment at commencement of the project. We made a $9.5 million equity contribution in November 2004 relating to our Navy Northeast Region project, an $8.0 million equity contribution in February 2007 relating to our AETC Group I project, and, as of March 31, 2007, had contractually committed to contribute the following additional amounts: an aggregate of $2.0 million in 2007 to our Fort Hamilton project; $5.9 million in 2007 to our Walter Reed Army Medical Center/Fort Detrick project, all of which had been funded through March 2007; $3.6 million in 2010 for our Fort Eustis/Fort Story project;  $3.0 million in 2010 or 2011 for our Carlisle/Picatinny project;  $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project;  an aggregate of $4.5 million to our Fort Gordon project in several phases that commence in 2011 and end in 2012, and $6.3 million in 2012 for our Fort Bliss/White Sands project. These equity contributions help to fund the development, construction and renovation of housing units at these bases during their respective initial development periods.

Typically, we are reimbursed for certain costs we incur after we are awarded the right to exclusively negotiate agreements for a military housing project until we enter into agreements for the project and for transition costs we incur shortly before initiation of our management of a military housing project. However, we are required to fund these costs prior to the time we receive the reimbursements. Typically, our military projects require approximately $1.0 million to $7.0 million in costs associated with transition and exclusive negotiations, depending on the size of the project. The expenditures typically begin 12 months prior to executing an agreement for the military housing project. Accordingly, the timing between our payments and reimbursements for projects may add to our short-term liquidity needs.

If cash flows from any of our military housing privatization projects are insufficient to meet the coverage ratios or benchmarks entitling us to receive fee payments, any unpaid fees will accumulate and be subsequently paid from operations or upon dissolution of the projects to the extent that funds are available and the applicable thresholds are met. If these thresholds are not met, we will not have access to or receive certain of the fees we have earned. The unavailability of these funds would materially impact our ability to meet our short-term and long-term liquidity needs. We will be required to make equity contributions at the beginning of the initial development period for typical Navy transactions and at the end of the initial development period for typical Army transactions. We also were required to make our equity contribution at the beginning of the initial development period for our AETC Group I project with the Air Force during the first quarter of 2007. Based on our current expectations regarding the terms of the debt funding for our military housing projects, we expect that the projects will generate sufficient cash flows to fund the reinvestment account and pay anticipated equity returns.

With regard to our currently owned student housing properties, we do not have any material short-term capital commitments, other than with respect to our short-term capital needs relating to the general expenses and costs associated with operating and managing these properties. We will require, however, funds in connection with our anticipated acquisitions of student housing properties. During at least the remainder of 2007, we currently expect to place less emphasis on the acquisition of additional student housing properties, and to continue to focus on the operational performance of our existing student housing properties and development projects. If we are able to complete our strategic plan as outlined above under “2007 Business Strategy,” we may determine that it is appropriate to place greater emphasis on the acquisition of student housing properties that are located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. To the extent that we seek to acquire student housing properties during at least the first six to nine months of 2007, we will consider funding the acquisition through joint venture structures similar to the joint venture terms that we currently have with respect to a total of seven properties as of the date of this report. The timing of any acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We would also consider funding our equity portion of any joint ventures by using funds from available cash from operations or borrowings. We may also determine that it is appropriate to purchase student housing properties outright, as opposed to with a joint venture partner, depending upon factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property.

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

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

Given current market conditions, our strategy favors fixed-rate, secured debt over variable-rate debt to minimize our exposure to increases in interest rates. As of March 31, 2007, 82% of the outstanding principal amount of our notes payable secured by properties we owned had fixed interest rates with a weighted-average rate of 5.29%. The remaining 18% of outstanding principal amount of our notes payable and our Wachovia line of credit at March 31, 2007, had variable interest rates primarily equal to LIBOR plus 2.0%.

As of March 31, 2007, we had $137.8 million in funds drawn from our Wachovia line of credit, bearing a variable weighted average interest rate of 7.32%.

As of March 31, 2007, based on our variable rate debt balances described above, if interest rates were to increase by 1.0%, our interest expense would have increased by approximately $2.0 million on an annual basis.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operating effectiveness as of March 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)          Change in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

Starting on April 5, 2006, five putative class actions alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20 the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission have been filed in the United States District Court for the Eastern District of Pennsylvania, naming as defendants GMH Communities Trust, Gary M. Holloway, Sr., and Bradley W. Harris.  The complaints purport to bring claims on behalf of a class of purchasers of GMH securities during various periods, the longest of which is the period between October 28, 2004 and March 10, 2006.  By Orders filed January 22, 2007, the cases were consolidated, and, lead plaintiffs and lead counsel were appointed.  A consolidated complaint alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed on March 19, 2007 against the same defendants for a class period between May 5, 2005 and March 10, 2006 based upon the Company’s restatement of certain financial results. The defendants have sixty days in which to respond either by answering or moving to dismiss.  In the January 22, 2007 Order, the Court ordered that the parties shall not file any dispositive motions before attending a settlement conference with the Magistrate Judge.  Discovery is stayed pending the disposition of any motion to dismiss.  The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff’s claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. An adverse outcome could have a material adverse effect on our financial condition and results of operations.

On March 12, 2007, Stone Gate I LLC, Southview LLC, The Commons LLC, Seminole Ride LLC, LB&J Limited, Bruce Forbes, Lois Forbes and Jeff Forbes filed a complaint in the United States District Court for the Eastern District of Pennsylvania against GMH Communities Trust, GMH Communities, L.P., College Park Investments, LLC, Peach Grove Associates, LLC, Neff Avenue Associates, LLC, Gary M. Holloway, Sr., Bradley W. Harris and John DeRiggi.  The complaint alleges violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, Section 522(a) and 522(c) of the Virginia Securities Act and Sections 1-401 and 1-501 of the Pennsylvania Securities Act, as well as common law claims for fraud, fraud in the inducement, negligent misrepresentation and breach of contract.  The claims arise from the Company’s restatement of certain financial results upon which plaintiffs purportedly relied in selling properties to certain defendants.  In connection with the acquisition of the properties, Company entities purchased four student housing properties in exchange for a combination of cash, assumption of debt and the issuance of 1,940,282 units of limited partnership interests in our operating partnership valued at a total of approximately $76.8 million. The units of limited partnership interest were issued for a total value of approximately $27.5 million or $14.17 per unit of limited partnership interest. The parties are currently negotiating the timing of defendants’ response.  Discovery is stayed pending the disposition of any motion to dismiss.

The Company also is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. Other than the matters described above, we are not involved in any other material litigation nor, to our knowledge, is any material litigation pending or threatened against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

On May 7, 2007, GMH Communities, LP, the Company’s operating partnership, executed a Note Purchase Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated.  Under the terms of the Note Purchase Agreement, the operating partnership may borrow, on a revolving basis through April 30, 2010, up to an aggregate principal amount of $100.0 million, and subject to certain conditions, up to an additional $25.0 million for an aggregate of $125.0 million. The structure of the note facility is such that the operating partnership has issued a global note to Merrill Lynch, as the initial purchaser, and which represents the right to borrow up to an aggregate principal amount of $100.0 million at any time through April 30, 2010.  Merrill Lynch has the right under the agreement to transfer borrowings issued under the global note to “qualified institutional buyers” in accordance with Rule 144A of the Securities Act of 1933, as amended.  On May 7, 2007, our operating partnership issued a note to Merrill Lynch representing approximately $90.7 million in borrowings under this note facility, which was used to pay a $1.0 million commitment fee to Merrill Lynch, closing costs associated with obtaining the note facility, as well as outstanding principal and interest due under the Company’s line of credit with Wachovia Bank (which was simultaneously terminated). The initial note representing the approximately $90.7 million in borrowings was issued with an interest rate of 7.07% and has a term through April 30, 2010. Additional individual notes representing future borrowings under the global note and Note Purchase Agreement may be issued at any time through the term of the note facility upon notice by our operating partnership. The Company will have the ability to repay amounts under outstanding notes and to re-borrow amounts through the issuance of new notes, provided that the maximum amount of notes outstanding at any time during the term of the note facility does not exceed an aggregate principal amount of $100.0 million, or $125.0 million to the extent the note facility may be increased.

The notes will be administered under the terms of a Trust Indenture, dated May 7, 2007, between GMH Communities, L.P. and U.S. Bank Trust National Association, as trustee (“Trust Indenture”). The notes are issuable at an annual interest of LIBOR plus 1.75%, will require monthly payments of interest only, and are secured solely by the fees and equity preferred returns we receive in connection with the Company’s 10 military housing privatization projects in operation as of May 7, 2007, as well as those to be received, if any, under the Company’s two privatization projects that are under exclusive negotiation as of that date (referred to as the “Collateral”).  The Trust Indenture contains a number of affirmative and negative covenants and also contains financial covenants which, among other things, require that we maintain (i) a fixed charge coverage ratio, as defined in the Trust Indenture, of at least 1.15 to 1.00, calculated on a quarterly basis, (ii) a consolidated tangible net worth, as defined by in the Trust Indenture, of at least $375 million, (iii) quarterly minimum Adjusted Management EBITDA, as defined in the Trust Indenture, of $3.5 million, and (iv) our federal tax status as a REIT.  In addition, under the terms of the Trust Indenture, the Company must obtain prior written consent for certain transactions, including, but not limited to, (i) a merger or sale of all or substantially all of the Company’s assets, (ii) certain amendments to transactions documents relating to the Company’s military housing privatization projects to the extent such amendment would result in material adverse change (as defined in the Trust Indenture) or adversely affect the Collateral; (iii) the sale of any equity interest in the operating partnership, other than in connection with the issuance of common shares under the equity incentive plan for GMH Communities Trust or similar equity compensation arrangements, and in connection with acquisitions of student housing properties; (iv) entering into transactions with affiliates relating to or affecting the Collateral; and (v) incurring additional indebtedness, other than indebtedness relating to (a) future property acquisitions or refinancings or equity commitments with respect to the student housing business, (b) financings or refinancings relating to the above-referenced military housing projects that are non-recourse to the Company and subject only to customary “bad acts” guarantees, (c) equity commitments related to the above-referenced military housing projects that will not become payable prior to the payment in full of obligations under outstanding notes, (d) financings for future military housing projects to the extent such debt is investment grade (at least rated Baa by Moody’s Investors Service or BBB Standard & Poor’s) and is non-recourse to the Company, and (e) obligations to contribute equity to military housing projects that do not exceed $15.0 million on an individual basis.  The Indenture also includes usual and customary events of default for loans of this nature and provides that, upon the occurrence of an event of default, payment of all amounts payable under outstanding notes may be accelerated and/or the lender’s commitment may be terminated.  In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the note facility shall automatically become immediately due and payable, and the lender’s commitment shall automatically terminate.

In connection with the pledge of the Collateral, the operating partnership and several of its direct and indirect subsidiaries relating to the Company’s military housing segment entered into a Pledge and Security Agreement, dated May 7, 2007, in favor of U.S. Bank Trust, as trustee (the “Pledge and Security Agreement”). Pursuant to the Pledge and Security Agreement, the parties thereto granted a security interest in the pledgors’ rights, title, ownership, equity or other interests in and to the Collateral. In addition, GMH Communities Trust and several of its direct and indirect subsidiaries relating to the Company’s military housing segment executed a Guaranty Agreement, dated May 7, 2007, in favor of the trustee and pursuant to which such guarantors have guaranteed the obligations of the operating partnership under the Trust Indenture.

Item 6.            Exhibits

Exhibit	Description of Document
10.1

Third Amendment to Loan Agreement, dated as of April 13, 2007, between GMH Communities, LP and Wachovia Bank, National Association. (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (333-142395), as filed with the Securities and Exchange

Commission on April 25, 2007).
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

GMH COMMUNITIES TRUST

Date: May 10, 2007	/s/ Gary M. Holloway, Sr.
Gary M. Holloway, Sr.
President and Chief Executive Officer

/s/ J. Patrick O’Grady
J. Patrick O’Grady
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Document
10.1

Third Amendment to Loan Agreement, dated as of April 13, 2007, between GMH Communities, LP and Wachovia Bank, National Association. (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (333-142395), as filed with the Securities and Exchange Commission on April 25, 2007).

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