Form 10-Q
period 2007-06-30
GMH Communities Trust
filed 2007-08-09
CIK 1293200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐     No ☒

On August 9, 2007, 41,621,594 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GMH COMMUNITIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Real estate investments:
Student housing properties	$1,435,509	$1,659,422
Accumulated depreciation	76,088	66,855
	1,359,421	1,592,567
Corporate assets:
Corporate assets	9,808	9,427
Accumulated depreciation	1,257	1,002
	8,551	8,425

Cash and cash equivalents	30,344	22,539
Restricted cash	24,956	16,955
Accounts and other receivables, net:
Related party	16,233	17,131
Third party	3,365	2,762
Investments in military housing projects	51,726	37,987
Deferred contract costs	1,189	2,344
Deferred financing costs, net	5,047	5,103
Lease intangibles, net	272	2,468
Deposits	1,176	907
Assets held for sale	39,868	—
Other assets	5,015	4,802
Total assets	$1,547,163	$1,713,990

LIABILITIES AND BENEFICIARIES’ EQUITY
Notes payable	$962,451	$1,028,290
Note facility and line of credit	60,205	199,435
Accounts payable	3,117	3,213
Accrued expenses	27,777	27,257
Dividends and distributions payable	12,077	12,077
Liabilities related to assets held for sale	27,581	—
Other liabilities	20,022	28,446
Total liabilities	1,113,230	1,298,718

Minority interest	165,745	157,972
Commitments and contingencies (Note 9)	—	—
Beneficiaries’ equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 41,621,594 and 41,567,146 issued and outstanding at June 30, 2007, and December 31, 2006, respectively	42	42
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	325,746	325,347
Cumulative earnings	25,536	1,324
Cumulative dividends	(83,136)	(69,413)
Total beneficiaries’ equity	268,188	257,300
Total liabilities and beneficiaries’ equity	$1,547,163	$1,713,990

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rent and other property income	$46,917	$39,750	$98,382	$79,409
Expense reimbursements:
Related party	16,639	17,675	34,038	31,055
Third party	1,357	1,389	2,803	2,725
Management fees:
Related party	2,617	2,101	5,038	4,140
Third party	656	647	1,334	1,655
Other fee income-related party	7,435	5,581	13,573	10,261
Other income	196	51	424	141
Total revenue	75,817	67,194	155,592	129,386
Operating Expenses:
Property operating expenses	21,623	17,713	43,766	34,171
Reimbursed expenses	17,996	19,064	36,841	33,780
Real estate taxes	4,492	3,917	9,394	7,660
Administrative expenses	4,496	4,931	9,366	9,011
Audit Committee and Special Committee expenses	—	2,301	—	4,876
Depreciation and amortization	11,308	9,826	23,113	19,298
Interest	15,746	10,839	33,221	20,968
Total operating expenses	75,661	68,591	155,701	129,764
Gain on sale to joint venture	21,773	—	21,773	—
Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	21,929	(1,397)	21,664	(378)
Equity in earnings of unconsolidated entities	1,230	1,174	2,259	2,390
Income (loss) from continuing operations before income taxes and minority interest	23,159	(223)	23,923	2,012
Income taxes	1,327	1,214	2,852	2,187
Income (loss) from continuing operations before minority interest	21,832	(1,437)	21,071	(175)
Less minority interest attributable to continuing operations	9,431	(627)	9,103	(79)
Net Income (loss) income from continuing operations	12,401	(810)	11,968	(96)
Discontinued Operations:
Income from discontinued operations before minority interest	1,175	478	2,164	1,265
Gain on sale of student housing properties	19,390	—	19,390	—
Less minority interest attributable to discontinued operations	8,883	209	9,311	570
Income from discontinued operations	11,682	269	12,243	695
Net income (loss)	$24,083	$(541)	$24,211	$599
Earnings(loss) per common share-basic
Continuing operations	$0.30	$(0.02)	$0.29	$0.00
Discontinued operations	0.28	0.01	0.29	0.01
	$0.58	$(0.01)	$0.58	$0.01
Earnings(loss) per common share-diluted
Continuing operations	$0.30	$(0.02)	$0.29	$0.00
Discontinued operations	0.28	0.01	0.29	0.01
	$0.58	$(0.01)	$0.58	$0.01
Weighted-average shares outstanding during the period:
Basic	41,503,312	40,872,036	41,498,941	40,275,829
Diluted	73,119,138	73,097,859	73,119,138	73,537,988
Common share dividend declared per share	$0.165	$0.2275	$0.33	$0.455

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$24,211	$599
Minority interest	18,414	491
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Gain on sale to joint venture	(21,773)	—
Gain on sale of student housing properties	(19,390)	—
Depreciation	20,868	15,926
Amortization:
Lease intangibles	1,975	3,140
Investment in military housing projects	257	233
Notes payable fair value adjustment	(2,111)	(1,251)
Deferred loan costs	2,296	638
Restricted shares	188	75
Allowance for doubtful accounts	1,284	957
Equity in earnings of unconsolidated entities in excess of distributions received	(748)	(1,818)
Changes in operating assets and liabilities from continuing operations:
Restricted cash	(8,001)	(1,956)
Accounts and other receivables	(1,014)	(238)
Deferred contract costs	1,155	(823)
Deposits and other assets	(3,056)	(4,958)
Accounts payable	56	(1,040)
Accrued expenses and other liabilities	(6,821)	9,370
Net cash provided by discontinued operations	(239)	1,721
Net cash provided by operating activities	7,551	21,066
Cash flows from investing activities:
Property acquisitions	(1,291)	(75,429)
Property dispositions	111,452	—
Capitalized expenditures	(4,905)	(24,998)
Distributions received in excess of earnings of unconsolidated entities	729	—
Investments in military housing projects	(13,850)	—
Discontinued operations	(101)	(563)
Net cash used in investing activities	92,034	(100,990)
Cash flows from financing activities:
Owner distributions	(24,152)	(32,454)
Redemption of unitholders	—	(45)
Proceeds from note facility/line of credit	110,705	93,000
Repayment of note facility/line of credit	(249,935)	(36,000)
Proceeds from notes payable	121,600	60,389
Repayment of notes payable	(47,018)	(1,772)
Payment of financing costs	(2,519)	(357)
Discontinued operations	(461)	(409)
Net cash provided by financing activities	(91,780)	82,352
Net increase (decrease) in cash and cash equivalents	7,805	2,428
Cash and cash equivalents, beginning of period	22,539	2,240
Cash and cash equivalents, end of period	$30,344	$4,668

Supplemental information:
Real estate acquired by assuming debt, including debt premium	$—	$46,963
Cash paid for interest	$34,352	$22,258
Cash paid for taxes	$2,378	$2,270

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

1. Organization and Basis of Presentation

Organization

GMH Communities Trust (the “Trust,” the “Company,” or sometimes referred to as “we”) conducts substantially all of its operations through its operating partnership, GMH Communities, LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2007, the Operating Partnership had 73,206,211 units of partnership interest outstanding, of which the Trust owned 41,040,425 units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of June 30, 2007, there were 31,584,617 units of limited partnership interest outstanding that were not owned by the Company.

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2006, which has been derived from audited data, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial position of the Company as of June 30, 2007, the results of its operations for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 and its cash flows for the six-month periods ended June 30, 2007 and June 30, 2006 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less. Accumulated amortization related to intangible lease costs was $4.2 million at June 30, 2007 and  $2.0 million at December 31, 2006.

We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings, including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. Commencing towards the end of the second quarter and more significantly during the third quarter of each fiscal year, the Company typically will experience an increase in property operating expenses over other quarters as a result of repair and maintenance expenditures relating to turnover of units at student housing properties. The Company’s student housing lease terms generally commence in August and September to coincide with the beginning of the academic year for the various institutions.  Accordingly, the Company expects to incur a majority of its repair and maintenance costs in the second and third quarters to prepare for new residents.

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

Accounts receivable are presented net of the allowance for doubtful accounts of $419,000 and $331,000 at June 30, 2007 and December 31, 2006, respectively.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $1.3 million and $2.9 million at June 30, 2007 and December 31, 2006, respectively.

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

Deposits

Deposits primarily consist of amounts paid to third parties in connection with planned acquisitions or joint venture transactions, amounts paid to lenders that provide related financing or the refinancing of existing loans and deposits paid to utility companies. At June 30, 2007, deposits for planned acquisitions totaled $371,000 and other deposits totaled $805,000.  At December 31, 2006, deposits for planned acquisitions totaled $155,000 and other deposits totaled $752,000.

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

The carrying value and fair value of fixed-rate notes payable at June 30, 2007 were approximately $0.9 million and $0.9 million, respectively.  Fair value was estimated using rates the Company believed were available to it as of June 30, 2007 for debt with similar terms. The carrying value of variable-rate notes payable approximates fair value at June 30, 2007.

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

Incentive management fees are earned as a result of the achievement of certain operating performance criteria over a specified period by certain managed properties, including targeted annual debt service coverage ratios of the properties. We recognize these fees at the amount that would be due under the contract if the contract had been terminated on the balance sheet date.

Expense reimbursements are comprised primarily of salary and related costs of certain of our employees working at certain properties we manage for others, the cost of which is reimbursed by the owners of the related properties. We accrue operating expense reimbursements as the related expenses are incurred.

Military Housing Segment

Standard and incentive management fees, which are based on a percentage of effective gross revenue generated by the military housing privatization projects from the basic allowance for housing (BAH) provided by the government to service members are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied. Accrued and unbilled incentive management fees of  $1.2 million and $1.0 million are included in accounts receivable—related party at June 30, 2007 and December 31, 2006, respectively.

Standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of houses according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. Accrued and unbilled incentive development and construction/renovation fees of $3.2 million and $2.3 million are included in accounts receivable—related party at June 30, 2007 and December 31, 2006, respectively.

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

The Company earns equity returns on its investments in military housing projects. During the initial development period for certain of our projects (“IDP”), the equity returns are a fixed percentage of our investment and subsequent to the

IDP for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of June 30, 2007, only the Fort Carson project had passed its IDP.

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

Minority Interest

Minority interest as initially reported at the date of our initial public offering represented the net equity of the Operating Partnership, including the proceeds received from the sale of a warrant to Vornado Realty LP, multiplied by the ownership percentage of holders of limited partnership units in the Operating Partnership other than the Company. The Operating Partnership is obligated to redeem, at the request of a holder, each unit of limited partnership interest for cash or common shares on a one-for-one basis, at the Company’s option, subject to adjustments for share splits, dividends, recapitalizations and similar events; except that Gary M. Holloway, Sr. has the right to require the Operating Partnership to redeem his and his affiliates’ units of limited partnership interest for common shares, subject to his restriction from owning more than 20% of the Company’s outstanding common shares. If the minority interest unitholders’ share of a current year loss would cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest holders to fund those losses. Any losses in excess of the minority interest will be charged against equity. If future earnings materialize, equity will be credited for all earnings up to the amount of those losses previously absorbed. Distributions to limited partnership unitholders other than the Company are recorded as a reduction to minority interest.

Investments in Military Housing Projects and Student Housing Joint Ventures

The Company owns equity interests in the joint ventures that own our military housing projects with the U.S. military to design, develop, construct/renovate and manage the military family housing located on or near various bases throughout the United States. The Company evaluates its investments in military housing project joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity (“VIE”) as defined under FASB Financial Interpretation No. 46 (as revised) (“FIN 46(R)”). The Company has concluded that each of the project joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. The Company records its investments in joint ventures under its military housing projects in accordance with the equity method of accounting. The Company’s investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what the Company would receive from the joint venture in the event that the project were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture’s operating agreement. The Company has exposure to loss to the extent of its investments, if any, and any receivables due from the project.

With respect to the student housing business, the Company entered into a joint venture in the third quarter of 2005 to develop and construct two student housing properties. The Company contributed land to the joint venture in exchange for its 10% interest in the joint venture and cash. The Company has the option to purchase the equity interest of its joint venture partner within one year of completion of the properties, and the Company provided certain guarantees for a portion of the construction loans.  Construction was completed in August 2006. As such, the transaction is being accounted for as a financing arrangement, whereby the Company records the real estate as an asset, depreciates the property, and records a financing obligation. The Company did not exercise its purchase option which expired in August 2007 and as such the transaction will no longer be accounted for as a financing transaction commencing in the third quarter of 2007.

In addition, the Company entered into a joint venture in April 2007 with Fidelity Real Estate Group, pursuant to which the Company transferred its 100% interest in six student housing properties into the joint venture in exchange for cash and a 10% interest in the joint venture entity. The Company records its investment in this joint venture under the equity method of accounting.  As part of the transaction, the Company recorded a deferred gain of approximately $2.4 million.  As of June 30, 2007, our investment was approximately $305,000, which is recorded net of the deferred gain and is included in other assets on the consolidated balance sheet.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2004. To continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. We believe we are organized and operate in a manner that allows us to qualify for taxation as a REIT under the Code, and it is our intention to adhere to these requirements and maintain the Company’s REIT status in the future. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, other than with respect to the Company’s taxable REIT subsidiaries.

Audit Committee and Special Committee Expenses

During the first quarter of 2006, the Audit Committee of our Board of Trustees initiated an investigation promptly following receipt of a letter from the Company’s former chief financial officer, alleging, among other things, a “tone-at-the-top” problem within management, and raising concerns regarding various accounting methodologies that were being considered by management in connection with certain transactions that occurred in the fourth quarter of 2005. The Audit Committee conducted the investigation with the assistance of independent legal counsel, as well as a forensic accounting firm retained by the Audit Committee’s counsel. The investigation was completed during the third quarter of 2006.

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

Adoption of Recent Accounting Pronouncements

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  Under FIN 48, the Company determined that there were no uncertain tax positions recognized in the consolidated financial statements and therefore there was no impact of the adoption of FIN 48 on its consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact if any,  this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides entities with an option to measure many financial assets and liabilities and certain other items at fair value as determined on an instrument-by-instrument basis. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s consolidated financial statements once it becomes effective on January 1, 2008.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.

3.  Real Estate Investments

Included in real estate investments as of June 30, 2007, are 63 student housing properties that the Company owns and two student housing properties that the Company has equity interests in and accounts for as a deferred financing obligation, located near 42 colleges and universities in 24 states. These 65 properties contain an aggregate of 12,283 units and 39,302 beds.  At December 31, 2006, included in real estate investments were 77 student housing properties.  The Company’s investment in student housing properties at June 30, 2007 and December 31, 2006 was as follows (in thousands):

	June 30, 2007	December 31, 2006
Land	$151,048	$168,579
Building and improvements	1,242,318	1,444,349
Residential furniture and appliances	39,834	44,902
Construction in progress	2,309	1,592
	$1,435,509	$1,659,422

4.   Dispositions

During the second quarter of 2007, the Company entered into a joint venture transaction with Fidelity Real Estate Group, a unit of Pyramis Global Advisors, a Fidelity Investments Company, encompassing six student housing properties. Under the joint venture structure, the Company completed the transfer of its 100% interest in six student housing properties into the joint venture entity during the second quarter of 2007, which is now owned 90% by Fidelity and 10% by the Company.  The Company recognized a partial gain of $21.8 million and a deferred gain of $2.4 million in connection with this transaction.  As part of the transaction, the joint venture entity simultaneously placed new mortgage indebtedness on five of the properties in an aggregate amount of approximately $88.0 million, and assumed previously existing mortgage indebtedness on a sixth property in the amount of approximately $4.6 million. The new mortgage debt has a five-year term and requires interest-only payments at a fixed rate of approximately 5.52%. After the repayment of previously existing mortgage indebtedness on the properties of approximately $50.9 million, the Company received net proceeds from both the Fidelity equity contribution and the new mortgage debt totaling approximately $61.3 million, and has used these proceeds to repay $56.1 million indebtedness outstanding under the former line of credit and $5.2 million indebtedness outstanding under the Company’s Note Facility (See Note 7).    Under the terms of the joint venture, the Company will continue to manage the properties and receive management fees.

Also during the second quarter of 2007, the Company completed the sale of four student housing properties to SCI Real Estate Investments LLLC, pursuant to an agreement to sell a total of five student housing properties.  The Company received an aggregate of approximately $45.1 million in net proceeds from these initial sales, after the repayment of existing mortgage debt on the properties totaling approximately $57.3 million, and recognized a gain of $19.4 million.  The sales agreement contains certain contingent purchase price considerations that can be earned based on certain net rental income targets being met as defined in the agreement.  Total amount of  potential contingent consideration is $1.5 million and can be earned through August 2009. A portion of the net proceeds was used to repay indebtedness outstanding under the Company’s Note Facility.  The fifth property sale pursuant to this agreement was completed in early July 2007 in which the Company received net proceeds of approximately $12.3 million after the buyers assumption of existing mortgage debt on the property of approximately $11.4 million (see Note 13).

Also during July 2007, the Company completed the sale of a student housing property to a third party and received net proceeds of approximately $9.9 million, after the buyer’s assumption of existing mortgage indebtedness on the property totaling approximately $16.1 million. (See Note 13)

The assets held for sale at June 30, 2007 represent the two properties that were sold subsequent to June 30, 2007 and the amounts included in the balance sheet are as follows (in thousands):

June 30,
2007
Land	$3,782
Building and improvements	36,114
Residential furniture and appliances	1,121
41,017
Less accumulated depreciation	(1,149)
Assets held for sales	$39,868

At June 30, 2007, included in liabilities related to the two assets held for sale, were notes payable totaling $27.6 million which were secured by the two student housing properties with a cost basis of $39.9 million.  The notes payable had a weighted average interest rate of 5.39%, a weighted average maturity of 8.91 years, one matures in July 2015 and the other matures in November 2016 and require monthly payments of principal and interest or monthly payments of interest only.

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

As of June 30, 2007, of the 10 joint venture entities in which we had ownership interests relating to military housing projects in operation as of that date, we had invested capital in four of the joint ventures as discussed below.

On February 6, 2007, the Company closed on the Air Education and Training Command (“AETC”) Group I project with the Department of the Air Force.  This military housing privatization project covers four bases and 2,875 end-state housing units.  The AETC Group I project represents the Company’s first military housing project with the Department of the Air Force.  The 50-year term of the project commences with a five-year IDP that includes the design, construction and/or renovation of, as well as the overall management and operational responsibilities over the end-state housing units.  The Company invested $8.0 million for its 80% interest in the partnership that owns the rights to the AETC Group I project.  The Company has concluded that this joint venture is a variable interest entity (VIE) as defined under FIN 46(R) and that the Company is not the primary beneficiary.  The primary beneficiary is a non-equity partner in the joint venture that is more closely associated with the VIE.  The Company earns a preferred return on its investment in AETC Group I.   The preferred return will accrue, but not be paid, until the end of the IDP for the project which is in January 2012.  The carrying value of this investment was $8.4 million at June 30, 2007.

In November 2004, the Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC’s 10% interest is accounted for as minority interest and is included in other liabilities.  In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC is entitled to a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the IDP for the project in October 2010. The carrying value of this investment was $13.1 million at June 30, 2007 and $12.7 million at December 31, 2006.

During the first quarter of 2007, the Company contributed $5.9 million and Benham Military Communities, LLC contributed $0.6 million, to their joint venture, GMH/Benham Military Communities LLC. The joint venture then used these funds to make a required $6.5 million equity contribution to FDWR Parent LLC, which operates our Fort Detrick/Walter Reed Medical Center military housing project.  The Company has a 90% interest, and Benham has a 10% interest, in GMH/Benham Military Communities LLC, which is entitled to a preferred return on its investment in FDWR Parent LLC, commencing after the end of the IDP for the project.

The acquisition of our ownership interests in the joint venture that owns a 10% interest in Fort Carson Family, LLC and has the rights to exclusively negotiate the Fort Eustis/Fort Story military housing project was recorded at the fair value of the consideration paid in the amount of $31.0 million.  The underlying book value of the equity on the acquisition date was approximately $11.5 million.  The remaining $19.5 million of this investment is being amortized based on the then current fiscal year revenue as a percentage of the estimated revenue to be earned over the remaining lives of the projects, which are 45 years for the Fort Carson project and 50 years for the Fort Eustis/Story project. Amortization expense was $147,000 and $123,000 for the three months ended June 30, 2007 and 2006, respectively, and $257,000 and $233,000 during the six months ended June 30, 2007 and June 30, 2006, respectively.  The accumulated amortization of the excess purchase price was $0.9 million and $0.7 million at June 30, 2007 and December 31, 2006, respectively. The carrying value of this investment was $24.3 million at June 30, 2007 and $25.3 million at December 31, 2006.  The Company is entitled to a preferred return on its investment in Fort Carson Family Housing LLC, plus 50% of the project’s net operating income, which will decrease to 30% and 15% in 2012 and 2016, respectively. After 2016 and through 2025, the Company’s returns on its investments are subject to an annual maximum amount of $1.75 million. The project began repaying the Company’s initial investment in Fort Carson Family Housing LLC in July 2005.  The equity is expected to be completely repaid by 2015. During the three months ended June 30, 2007 and 2006, the Company received $965,000 and $251,000, respectively and during the six months ended June 30, 2007 and 2006, the Company received $2.3 million and $571,000, respectively of equity distributions from Fort Carson Family Housing LLC.

The following is a summary of the financial position of the unconsolidated Fort Carson Family Housing LLC (in thousands):

	June 30, 2007	December 31, 2006
Net Property	$168,125	$162,106
Other Assets	$123,581	$132,020
Notes Payable	$259,550	$260,730
Other Liabilities	$6,245	$5,160
Equity	$25,911	$28,236
Company’s Share of Equity	$5,750	$6,479

The following is a summary of the results of operations of the unconsolidated Fort Carson Family Housing LLC (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$7,726	$7,808	$15,216	$15,847
Operating Expenses	$3,894	$3,930	$6,046	$6,046
Interest Expense, net	$3,005	$2,778	$5,629	$5,629
Depreciation and amortization	$1,839	$1,843	$3,684	$3,684
Net Income (loss)	$(1,012)	$(743)	$(441)	$488

6.  Notes Payable

At June 30, 2007, notes payable totaling $962.5 million were secured by 62 student housing properties, including the two properties that we have an ownership interest in and account for as a deferred financing obligation and our corporate office.  The net carrying value of these encumbered properties was $1.292 billion at June 30, 2007.  These notes payable had a weighted average interest rate of 5.40%, a weighted average maturity of 6.91 years, mature at various dates between May 2008 and June 2024 and require monthly payments of principal and interest or monthly payments of interest only.

On May 3, 2007, the Company completed the refinancing of three student housing properties that previously had debt maturity dates during 2007. Under the refinancing, the Company placed an aggregate of $31.6 million in mortgage indebtedness covering the three properties pursuant to a LIBOR-based pool. Under this pool arrangement, the loan is interest-only with a one-year term (with four additional one-year extension options), and bears a variable interest rate of 30-day LIBOR plus 1.9%. The Company did not receive any net proceeds from this refinancing.

7.  Note Facility

On May 7, 2007, the Company entered into a note facility structured through a Note Purchase Agreement (Note Facility) with Merrill Lynch, Pierce, Fenner and Smith Incorporated, which allows the Company, through the Operating

Partnership, to borrow up to a maximum of $100 million on a revolving basis, subject to an increase to $125 million if certain conditions are met.  The Company initially issued a note to Merrill Lynch representing borrowings equal to approximately $90.7 million under the Note Facility, and used these proceeds to pay approximately $1.5 million in transaction costs associated with the Note Facility, and to repay all remaining principal and interest under, and to simultaneously terminate, its former $250 million revolving credit facility with Wachovia Bank.

The initial note was issued with an interest rate of 7.07% and has a term through April 30, 2010.   Additional notes are issuable at an annual interest of LIBOR plus 1.75%, will require monthly payments of interest only, and are secured solely by the fees and equity returns the Company receives in connection with the military housing projects in operation as of the effective date of the Note Facility, as well as the Company’s Navy Southeast Region project and Fort Jackson project that were under exclusive negotiations as of the date of commencement of the Note Facility.  As of June 30, 2007, the Company had approximately $60.2 million in principal amount of notes outstanding under the Note Facility.

The notes issued in connection with the Note Facility are administered under a Trust Indenture, which contains affirmative and negative covenants and also contains financial covenants which, among other things, require that the Company maintain (i) a fixed charge coverage ratio, as defined in the Trust Indenture, of at least 1:15 to1:00, (ii) a consolidated tangible net worth, as defined in the Trust Indenture, of at least $375 million (iii) quarterly minimum Adjusted Management EBITDA, as defined in the Trust Indenture, of $3.5 million, and (iv) federal tax status as a REIT.

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

Shared costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Mr. Holloway, using assumptions based on headcount that management believed were reasonable. The allocation of such costs to other entities owned or controlled by Mr. Holloway during the three months and six months ended June 30, 2007 totaled $58,000 and $122,000, respectively, and totaled $115,000 and $172,000 during the three and six months ended June 30, 2006 and are reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.

The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway. Rental income from these entities totaled $39,000 during each of the three months ended June 30, 2007 and 2006 and $78,000 during each of the six months ended June 30, 2007. These amounts are included in other property income in the accompanying consolidated statements of operations.

The Company earned management fees during the second quarter of 2007 from six properties held in a joint venture in which the Company has a 10% interest.  During both the three and six month periods ended June 30, 2007 such income totaled $117,000, after elimination of our 10% interest.

The Company earned management fees from properties in which Mr. Holloway was an investor until December 2006. During the three months and six months ended June 30, 2006 such income totaled $17,000 and $37,000 respectively.

The Company received $800,000 of structuring fees during the second quarter relating to the formation of a joint venture in which the Company has a 10% interest.  The Company has recognized $720,000 of fee income in other fee income —related party in the accompanying consolidated statement of operations, after elimination of its 10% interest.

The Company is reimbursed by the joint ventures relating to certain of its military housing projects, and student housing properties, in which the Company has an ownership interest, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties.  In addition, during 2006, the Company also received reimbursements for similar costs  relating to student housing properties under the Company’s management in which Mr. Holloway was an investor through December 2006. The reimbursement of these costs is included in expense reimbursements—related party in the accompanying consolidated and combined statements of operations  Such expense reimbursements relating to these military housing projects and student housing properties totaled $16.6 million and $33.9 million, respectively, during the three and six months ended June 30, 2007, and $17.6 million and $30.9 million during the three and six months ended June 30, 2006.

Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to certain student housing properties and military housing projects that we have acquired or refinanced. In connection with the purchase of title insurance for these student housing properties and military housing projects, premiums were paid to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title insurance companies paid to Bryn Mawr Abstract, Inc. $79,000 and $162,000 during the three and six months ended June 30, 2007 respectively, and $187,000 during both the three and six months ended June 30, 2006, respectively, for providing title abstract services.

Mr. Holloway owns Corporate Flight Services, LLC, an entity that provides private aircraft services.  The Company paid Corporate Flight Services, LLC for use of its aircraft equal to approxmatley $304,000 and $587,000 during the three and six months ended June 30, 2007, respectively, and $266,000 and $500,000, respectively, during the three and six months ended June 30, 2006.

9. Commitments and Contingencies

As of June 30, 2007, the Company had agreements to acquire one student housing property and 13 parcels of land for the development of a future student housing property for an aggregate purchase price of $17.8 million and had placed deposits related to such acquisitions totaling approximately $371,000.

With regard to military housing projects at Army bases, depending on the terms of each respective agreement, the Company is either required to fund its portion of the equity commitment to the project’s joint venture (i) after all other sources of funding for the project have been expended or (ii) after the initial development period is completed. With respect to the Company’s Navy Northeast Region project and AETC Group I project, however, the Company was required to fund the equity commitments at commencement of the projects.  With respect to the Company’s Fort Detrick/Walter Reed Medical Center project, the Company was required to fund its equity commitment during the first quarter of 2007. In connection with finalizing the agreements with the DoD for the Company’s military housing projects, the Company has committed to contribute the following aggregate amounts as of June 30, 2007 (in thousands):

2007	$1,980
2010	6,600
2011	12,510
2012	6,300
Total	$27,390

In connection with the development, management, construction and renovation agreements for certain of the military housing projects, the Company guarantees the completion of its obligations under the agreements. The guaranties require the Company to fund any costs in excess of the amounts budgeted in the underlying development, management, construction and renovation agreements. The maximum exposure to the Company on these guaranties cannot be determined at this time. Management believes that these guaranties will not have a material adverse impact on the Company’s financial position or results of operations.

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2007.

The Company is currently engaged in exclusive negotiations with the Department of the Navy to finalize agreements and plans for the design, construction/renovation, management and maintenance of the Navy Southeast Region Project that is expected to commence operations during the fourth quarter of 2007. On July 20, 2007, the Company entered into an agreement with Balfour Beatty Construction, LLC, under which the parties have agreed to share costs incurred during the exclusive negotiations period, and for the Company to share costs incurred by Balfour Beatty for architectural, engineering, and other site services in preparation for the project’s commencement. In the event that the project fails to achieve final closing, while not anticipated, the Company estimates that its commitment to reimburse Balfour Beatty for these costs would be approximately $2.6 million.

Starting on April 5, 2006, five putative class actions alleging violations of Sections 11, 12(a)(2) and 15 of the

Securities Act of 1933 and Sections 10(b) and 20 the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission have been filed in the United States District Court for the Eastern District of Pennsylvania, naming as defendants GMH Communities Trust, Gary M. Holloway, Sr., and Bradley W. Harris.  The complaints purport to bring claims on behalf of a class of purchasers of GMH securities during various periods, the longest of which is the period between October 28, 2004 and March 10, 2006.  By orders filed January 22, 2007, the cases were consolidated, and, lead plaintiffs and lead counsel were appointed.  A consolidated complaint alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed on March 19, 2007 against the same defendants for a class period between May 5, 2005 and March 10, 2006 based upon the Company’s restatement of certain financial results. On June 1, 2007, motions to dismiss were filed by the defendants. On July 16, 2007, the lead plaintiffs filed a response to these motions to dismiss.  On August 6, 2007, the defendants filed a motion in support of their motion to dismiss. Discovery is stayed pending the disposition of any motion to dismiss.  The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff’s claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. An adverse outcome could have a material adverse effect on our financial condition and results of operations.

On March 12, 2007, Stone Gate I LLC, Southview LLC, The Commons LLC, Seminole Ride LLC, LB&J Limited, Bruce Forbes, Lois Forbes and Jeff Forbes filed a complaint in the United States District Court for the Eastern District of Pennsylvania against GMH Communities Trust, GMH Communities, L.P., College Park Investments, LLC, Peach Grove Associates, LLC, Neff Avenue Associates, LLC, Gary M. Holloway, Sr., Bradley W. Harris and John DeRiggi.  The complaint alleges violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, Section 522(a) and 522(c) of the Virginia Securities Act and Sections 1-401 and 1-501 of the Pennsylvania Securities Act, as well as common law claims for fraud, fraud in the inducement, negligent misrepresentation and breach of contract.  The claims arise from the Company’s restatement of certain financial results upon which plaintiffs purportedly relied in selling properties to certain defendants.  In connection with the acquisition of the properties, Company entities purchased four student housing properties in exchange for a combination of cash, assumption of debt and the issuance of 1,940,282 units of limited partnership interests in our operating partnership valued at a total of approximately $76.8 million. The units of limited partnership interest were issued for a total value of approximately $27.5 million or $14.17 per unit of limited partnership interest. The parties have stipulated to extend the deadline to respond to plaintiffs’ complaint pending mediation.  Discovery is stayed pending the disposition of any motion to dismiss.  The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff’s claims and intends to defend the lawsuit vigoursly, no assurance can be given as to the outcome of this litigation.  An adverse outcome could have a material adverse effect on our financial condition and results of operations.

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

10. Segment Reporting

The Company is comprised of four reportable segments: (1) student housing — owned properties (2) student housing — management, (3) military housing, and (4) corporate.  The operating results of our student housing — owned properties and student housing — management, which included our acquisitions department, had been previously classified as one segment.  The acquisitions department is now included in the corporate segment. The segment data for 2006 has been restated to conform to the current year’s presentation.  The corporate segment also includes the corporate overhead and other service departments. The Company’s management evaluates each segment’s performance based upon net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended June 30, 2007
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$46,878	$—	$—	$39	$—	$46,917
Expense reimbursements:
Related party	—	347	16,234	58	—	16,639
Third party	—	1,357	—	—	—	1,357
Management fees:
Owned properties	—	1,677	—	—	(1,677)	—
Related party	—	117	2,500	—	—	2,617
Third party	—	656	—	—	—	656
Other fee income - related party	—	720	6,715	—	—	7,435
Other income	30	3	5	158	—	196
Total revenue	46,908	4,877	25,454	255	(1,677)	75,817

Operating Expenses:
Property operating expense	17,856	1,544	2,223	—	—	21,623
Intercompany management fee	1,677	—	—	—	(1,677)	—
Reimbursed expenses	—	1,704	16,234	58	—	17,996
Real estate taxes	4,468	—	—	24	—	4,492
Administrative expenses	—	—	—	4,496	—	4,496
Audit Committee and Special Committee expenses	—	—	—	—	—	—
Depreciation and amortization	11,017	—	169	122		11,308
Interest	14,737	—	—	1,009		15,746
Total operating expenses	49,755	3,248	18,626	5,709	(1,677)	75,661
Gain on sales to joint venture	21,773	—	—	—	—	21,773
Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and miniority interest	18,926	1,629	6,828	(5,454)	—	21,929
Equity(loss) in earnings of unconsolidated entities	(75)	—	1,305	—	—	1,230
Income (loss) from continuing operations before income taxes and minority interest	18,851	1,629	8,133	(5,454)	—	23,159
Income tax (benefit) expense	—	(20)	1,347	—	—	1,327
Income (loss) before minority interest	18,851	1,649	6,786	(5,454)	—	21,832
Less minority interest attributable to continuing operations	—	—	—	9,431	—	9,431
Net income (loss) from continuing operations	18,851	1,649	6,786	(14,885)	—	12,401

Discontinued Operations:
Income from discontinued operations before minority interest	1,059	116	—	—	—	1,175
Gain on sale of student housing properties	19,390	—	—	—	—	19,390
Less minority interest	—	—	—	8,883	—	8,883
Income from discontinued operations	20,449	116	—	(8,883)	—	11,682

Net income (loss)	$39,300	$1,765	$6,786	$(23,768)	$—	$24,083

	Three Months Ended June 30, 2006
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$39,711	$—	$—	$39	$—	$39,750
Expense reimbursements:
Related party	—	103	17,457	115	—	17,675
Third party	—	1,389	—	—	—	1,389
Management fees:
Owned properties	—	1,458	—	—	(1,458)	—
Related party	—	17	2,084	—	—	2,101
Third party	—	647	—	—	—	647
Other fee income - related party	—	—	5,581	—	—	5,581
Other income	25	5	14	7	—	51
Total revenue	39,736	3,619	25,136	161	(1,458)	67,194

Operating Expenses:
Property operating expense	14,524	1,676	1,513	—	—	17,713
Intercompany management fee	1,458	—	—	—	(1,458)	—
Reimbursed expenses	—	1,492	17,457	115	—	19,064
Real estate taxes	3,893	—	—	24	—	3,917
Administrative expenses	—	—	—	4,931	—	4,931
Audit Committee and Special Committee expenses	—	—	—	2,301	—	2,301
Depreciation and amortization	9,619	—	130	77	—	9,826
Interest	10,398	—	—	441	—	10,839
Total operating expenses	39,892	3,168	19,100	7,889	(1,458)	68,591
Gain on sales to joint venture	—	—	—	—	—	—
(Loss) income from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	(156)	451	6,036	(7,728)	—	(1,397)
Equity in earnings of unconsolidated entities	—	—	1,174	—	—	1,174
(Loss) income from continuing operations before income taxes and minority interest	(156)	451	7,210	(7,728)	—	(223)
Income tax (benefit)expense	—	(232)	1,446	—	—	1,214
Income (loss) before minority interest	(156)	683	5,764	(7,728)	—	(1,437)
Less minority interest attributable to continuing operations	—	—	—	(627)	—	(627)
Net (loss) income from continuing operations	(156)	683	5,764	(7,101)	—	(810)

Discontinued Operations:
Income from discontinued operations before minority interest	323	155	—	—	—	478
Gain on sale of student housing properties	—	—	—	—	—	—
Less minority interest	—	—	—	209	—	209
Income from discontinued operations	323	155	—	(209)	—	269

Net income (loss)	$167	$838	$5,764	$(7,310)	$—	$(541)

	Six Months Ended June 30, 2007
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$98,304	$—	$—	$78	—	$98,382
Expense reimbursements:
Related party	—	347	33,569	122	—	34,038
Third party	—	2,803	—	—	—	2,803
Management fees:
Owned properties	—	3,591	—	—	(3,591)	—
Related party	—	117	4,921	—	—	5,038
Third party	—	1,334	—	—	—	1,334
Other fee income - related party	—	720	12,853	—	—	13,573
Other income	59	10	26	329	—	424
Total revenue	98,363	8,922	51,369	529	(3,591)	155,592

Operating Expenses:
Property operating expense	35,970	3,597	4,199	—	—	43,766
Intercompany management fee	3,591	—	—	—	(3,591)	—
Reimbursed expenses	—	3,150	33,569	122	—	36,841
Real estate taxes	9,345	—	—	49	—	9,394
Administrative expenses	—	—	—	9,366	—	9,366
Audit Committee and Special Committee expenses	—	—	—	—	—	—
Depreciation and amortization	22,588	—	286	239	—	23,113
Interest	30,721	—	—	2,500	—	33,221
Total operating expenses	102,215	6,747	38,054	12,276	(3,591)	155,701
Gain on sales to joint venture	21,773	—	—	—	—	21,773
Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	17,921	2,175	13,315	(11,747)	—	21,664
Equity(loss) in earnings of unconsolidated entities	(75)	—	2,334	—	—	2,259
Income (loss) from continuing operations before income taxes and minority interest	17,846	2,175	15,649	(11,747)	—	23,923
Income tax expense	—	47	2,805	—	—	2,852
Income (loss) before minority interest from continuing operations	17,846	2,128	12,844	(11,747)	—	21,071
Less minority interest attributable to continuing operations	—	—	—	9,103	—	9,103
Net income (loss) from continuing operations	17,846	2,128	12,844	(20,850)	—	11,968
Discontinued Operations
Income from discontinued operations before minority interest	1,847	317	—	—	—	2,164
Gain of sale of student housing properties.	19,390	—	—	—	—	19,390
Less minority interest	—	—	—	9,311		9,311
Income from discontinued operations	21,237	317	—	(9,311)	—	12,243

Net income (loss)	$39,083	$2,445	$12,844	$(30,161)	$—	$24,211

	Six Months Ended June 30, 2006
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$79,331	$—	$—	$78	$—	$79,409
Expense reimbursements:
Related party		189	30,694	172	—	31,055
Third party	—	2,725	—	—	—	2,725
Management fees:
Owned properties	—	2,961	—	—	(2,961)	—
Related party	—	37	4,103	—	—	4,140
Third party	—	1,655	—	—	—	1,655
Other fee income — related party	—	—	10,261	—	—	10,261
Other income	62	18	23	38	—	141
Total revenue	79,393	7,585	45,081	288	(2,961)	129,386

Operating Expenses:
Property operating expense	27,977	3,142	3,052	—	—	34,171
Intercompany management fee	2,961	—	—	—	(2,961)	—
Reimbursed expenses	—	2,914	30,694	172	—	33,780
Real estate taxes	7,612	—	—	48	—	7,660
Administrative expenses	—	—	—	9,011	—	9,011
Audit Committee and Special Committee expenses	—	—	—	4,876	—	4,876
Depreciation and amortization	18,893	—	249	156	—	19,298
Interest	20,009	—	—	959	—	20,968
Total operating expenses	77,452	6,056	33,995	15,222	(2,961)	129,764
Gain on sales to joint venture	—	—	—	—	—	—
Income (loss) before equity in earnings of unconsolidated subsidiaries, income taxes and minority interest from continuing operations	1,941	1,529	11,086	(14,934)	—	(378)
Equity in earnings of unconsolidated entities	—	—	2,390	—	—	2,390
Income (loss) from continuing operations before income taxes and minority interest	1,941	1,529	13,476	(14,934)	—	2,012
Income tax(benefit) expense	—	(232)	2,419	—	—	2,187
Income (loss) from continuing operations before minority interest	1,941	1,761	11,057	(14,934)	—	(175)
Less minority interest attributable to continuing operations	—	—	—	(79)	—	(79)
Income from continuing operations	1,941	1.761	11,057	(14,855)	—	(96)
Discontinued Operations
Income from discontinued operations	938	327	—	—	—	1,265
Gain on sale of student housing properties	—	—	—	—	—	—
Less minority interest	—	—	—	570	—	570
Income from discontinued operations	938	327	—	(570)	—	695

Net income (loss)	$2,879	$2,088	$11,057	$(15,425)	$	$599

	Student Housing Owned Properties	Student Housing- Management	Military Housing	Corporate	Total
	(in thousands)

As of June 30, 2007:
Total assets	$1,431,821	$4,343	$70,627	$40,372	$1,547,163
Total liabilities	$924,803	$(1,093)	$(14,648)	$204,168	$1,113,230
As of December 31, 2006
Total assets	$1,619,776	$2,560	$58,714	$32,940	$1,713,990
Total liabilities	$1,087,819	$4,435	$(16,551)	$223,015	$1,298,718

11.  Earnings Per Common Share

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 2007 and June 30, 2006 (in thousands, except share and per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
	Basic	Diluted	Basic	Diluted

Net income (loss) from continuing operation	$12,401	$12,401	$(810)	$(810)
Net income from discontinued operations	11,682	11,682	269	269
Minority interest in continuing operations	—	9,431	—	(627)
Minority interest in discontinued operations	—	8,883	—	209
Income available to common shareholders	$24,083	$42,397	$(541)	$(959)

Weighted-average common shares outstanding	41,503,312	41,503,312	40,872,036	40,872,036
Resricted shares	—	—	—	—
Warrant	—	—	—	601,206
Units of limited partnership held by minority interest holders	—	31,615,826	—	31,624,617
Total weighted-average shares outstanding	41,503,312	73,119,138	40,872,036	73,097,859
Earnings (loss) per common share
Continuing operations	$0.30	$0.30	$(0.02)	$(0.02)
Discontinued operations	$0.28	$0.28	$0.01	$0.01
	$0.58	$0.58	$(0.01)	$(0.01)

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
	Basic	Diluted	Basic	Diluted

Net income (loss) from continuing operation	$11,968	$11,968	$(96)	$(96)
Net income from discontinued operations	12,243	12,243	695	695
Minority interest in continuing operations	—	9,103	—	(79)
Minority interest in discontinued operations	—	9,311	—	570
Income available to common shareholders	$24,211	$42,625	$599	$1,090

Weighted-average common shares outstanding	41,498,941	41,498,941	40,275,829	40,275,829
Resricted shares	—	—	—	—
Warrant	—	—	—	1,636,199
Units of limited partnership held by minority interest holders	—	31,620,197	—	31,625,960
Total weighted-average shares outstanding	41,498,941	73,119,138	40,275,829	73,537,988
Earnings per common share
Continuing operations	$0.29	$0.29	$0.00	$0.00
Discontinued operations	$0.29	$0.29	$0.01	$0.01
	$0.58	$0.58	$0.01	$0.01

The computation of diluted earnings per share did not include the effect of the Company’s restricted stock as their inclusion had an anti-dilutive effect.

On June 18, 2007, the Company declared a quarterly dividend of $0.165 per outstanding common share to shareholders of record as of the close of business on June 28, 2007.  The aggregate amount of dividends of approximately $12.1 million was paid on July 13, 2007, of which approximately $6.9 million and approximately $5.2 million, respectively, was paid to common shareholders and unitholders of the Operating Partnership.

12. Discontinued Operations

For the three month and six month periods June 30, 2007 and 2006, income from discontinued operations relates to six of the 12 properties that the Company either sold or held for sale during the second quarter of 2007.  The other six properties have been placed into a joint venture in which the Company has retained a 10% interest and have not been presented as discontinued operations because the Company (i) expects to receive significant continuing cash flows generated by earning management fees from the Company’s ongoing management of the properties, in addition to the cash flows resulting from the Company’s 10% equity ownership in the joint venture that owns and operates the properties, and (ii) continue to have significant involvement in the on-going operations through its continuing management of the properties and its 10% equity ownership in the joint venture that owns the properties.

The following table summarizes the revenue and expense information for discontinued operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Rent and other operating income	$4,096	$4,283	$9,367	$8,661
Other Income	5	2	6	3
Total Revenue	4,101	4,285	9,373	8,664

Expenses:
Property operating expenses	1,505	1,621	3,233	3,053
Real estate taxes	447	460	1,042	918
Depreciation and amortization	111	889	1,009	1,766
Interest expense	863	837	1,925	1,662
Total operating expenses	2,926	3,807	7,209	7,399

Income from discontinued operations before gain on sale of student housing properties and minority interest	1,175	478	2,164	1,265
Gain on sale of student housing properties	19,390	—	19,390	—
Less minority interest .	8,883	209	9,311	570
Income from discontinued operations	$11,682	$269	$12,243	$695

13. Subsequent Events

On July 1, 2007,  and August 1, 2007 the Company redeemed a principal amount of notes outstanding under its revolving note facility with Merrill Lynch of approximately $22.0 million and $25.0 million, respectively.  After repayment of these principal amounts, the Company had approximately $13.2 million in principal amount of notes outstanding under the note facility.

On July 3, 2007, the Company completed the sale of a fifth student housing property to SCI Real Estate Investments, LLC. The sale was made pursuant to a definitive agreement between the Company and SCI to sell a total of five properties. The initial four property sales were previously completed during the second quarter of 2007. The Company received aggregate net proceeds of approximately $12.3 million from this fifth property sale, after the buyer’s assumption of existing mortgage debt on the property totaling approximately $11.4 million.  The Company used the  net proceeds for repayment of debt under the note facility or for general working capital purposes.

On July 12, 2007, the Company completed the sale of a student housing property to Horizon Realty Advisors of Seattle, WA.  The Company received approximately $9.9 million in net proceeds from the sale, after the buyer’s assumption of existing mortgage debt on the property totaling approximately $16.1 million.  The Company used the remaining net proceeds for repayment of debt under the note facility and for general working capital purposes.

On August 1, 2007, the Company completed the acquisition of a student housing property for an aggregate purchase price of $11.2 million.  This property is located in Valdosta, GA adjacent to one of our existing student housing property.  In addition, the Company simultaneously placed new mortgage debt on both properties aggregating $29.0 million which has a 10-year term, with interest only payments for the initial five years and a fixed interest rate of 6.335%.  The combined net proceeds of approximately $17.7 million (net of closing costs) from acquisition and mortgage financing were used to repay outstanding indebtedness under the Company’s note facility and for general working capital purposes

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families.

As of June 30, 2007, we owned, or had ownership interests in, 73 student housing properties containing a total of 13,640 units and 43,802 beds and seven undeveloped or partially developed parcels of land held for development as student housing properties. As of the date of this report, we owned or had ownership interests in 72 student housing properties.  As of June 30, 2007, we held a 10% interest in joint ventures that owned eight of these student housing properties, covering a total of 1,140 units and 4,160 beds and provided management services for all of these properties.  In addition, we managed a total of 21 student housing properties owned by others, containing a total of 3,619  units and 11,878 beds, including 51 units and 279 beds currently under construction. In our military housing segment, as of June 30, 2007, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries operated, 10 military housing privatization projects, comprising an aggregate of 20,364 end-state housing units on 25 military bases, to provide development, construction, renovation and management services to our military housing privatization projects through our taxable REIT subsidiaries, (other than our AETC Group I project with the U.S. Air Force). In addition, we provide management and consulting services with respect to the management of certain student housing properties owned by others, including colleges, universities, and other private owners through our taxable REIT subsidiaries. In order to comply with the applicable requirements under the REIT provisions of the Code, we must limit the operations of taxable REIT subsidiaries so that the fair value of securities issued to us by our taxable REIT subsidiaries do not represent more than 20% of our total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, do not exceed 25% of our gross income for any taxable year.

Currently, our operations are managed within three operating segments that are separately reported: (1) student housing-owned properties (2) student-housing management and (3) military housing. This structure provides an effective platform for maximizing market penetration and optimizing operating economies of scale. In addition, we separately report the activities of certain departments from a corporate level, which includes personnel that service GMH Communities Trust as a whole and support our overall operations.

2007 Business Strategy Update

In December 2006, we announced that our management expected to implement a business strategy beginning in 2007 that would involve the sale, refinancing and/or formation of joint ventures covering a number of our currently-owned student housing properties. Our management developed this plan primarily in an effort to raise capital proceeds that could be used to repay outstanding indebtedness under our line of credit with Wachovia Bank. As of the end of the first quarter of 2007, we had completed the refinancing of four student housing properties as part of this business strategy for an aggregate of approximately $73.1 million in net proceeds, which funds were used to repay an equal amount of outstanding indebtedness under the Wachovia line of credit.

During the second quarter, we formed a joint venture with Fidelity Real Estate Group that is owned 90% by Fidelity and 10% by us, and entered into an agreement to contribute our interests in a total of six student housing properties into the joint venture. In early April 2007, we completed an initial closing under which we transferred our 100% interest in five of the six properties into the joint venture entity.  Fidelity contributed approximately $19.8 million into the joint venture with respect to these five properties, and the joint venture simultaneously placed new, five-year, interest-only mortgage indebtedness on the properties in an aggregate amount of $88.0 million with a fixed interest rate of approximately 5.52%. The Company received net proceeds from the transfer of the initial five properties into the joint venture totaling approximately $56.1 million, and used those proceeds to repay indebtedness outstanding under the Wachovia line of credit. In June 2007, we completed the transfer of the sixth property into the joint venture (see the section titled “Student Housing Owned Properties” below).

On May 7, 2007, the Company entered into a three-year revolving $100.0 million note facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated. At that time, the Company borrowed approximately $90.7 million from the facility and used the funds to repay all remaining principal and interest due under, and to terminate, the Wachovia line of credit.

Also during the second quarter, on May 24, 2007, we completed of sale of three student housing properties to SCI Real Estate Investments. The three property sales were made pursuant to a definitive agreement to sell a total of five properties to SCI Real Estate Investments, LLC, and included Campus Club in Gainesville, FL, University Glades in Gainesville, FL, and University Edge in Hattiesburg, MS. The Company received an aggregate of approximately $27.8 million in net proceeds from these three sales, after the repayment of existing mortgage debt on the properties totaling approximately $37.0 million. Approximately $23.2 million of the net proceeds were used to repay indebtedness under the Company’s note facility with Merrill Lynch, and the remaining $4.6 million in proceeds is being held in escrow for up to 180 days pending the Company’s completion of a 1031 exchange transaction.

Shortly after the close of the second quarter, in early July 2007, we completed the sale of the remaining student housing property under our sale agreement with SCI Real Estate Investments, University Crossing in Manhattan, KS, and we completed the sale of  Campus Commons, a student housing property located in Eugene, OR, to Horizon Realty Advisors of Seattle, WA.  The property sale to SCI resulted in aggregate net proceeds of approximately $12.3 million, after the buyer’s assumption of existing mortgage debt on the properties totaling approximately $11.4 million. The Company also received approximately $9.9 million in net proceeds from the sale of Campus Commons, after the buyer’s assumption of existing mortgage debt on the property totaling approximately $16.1 million.

On August 1, 2007, we completed the acquisition of Blanton Commons-Phase II, located in Valdosta, GA, for an aggregate purchase price of $11.2 million.  In addition, we simultaneously placed a combined $29.0 million of new mortgage debt on both Blanton Commons — Phase II and Blanton Commons — Phase I, a property that we already owned and that was previously unencumbered. The mortgage debt financing resulted in approximately $17.7 million (net of closing costs) in net proceeds to the Company.

With respect to application of the net proceeds from the transactions described above, on July 1, 2007, we used $22.0 million of the aggregate net proceeds from the joint venture and sale transactions to repay an equal amount of indebtedness outstanding under the Merrill Lynch note facility. In addition, on August 1, 2007, we used the remaining net proceeds from these transactions, together with proceeds from our mortgage financing on the Blanton Commons-Phase I and Phase II properties, to repay $25.0 million in indebtedness under the Merrill Lynch note facility. Any proceeds remaining from these transactions may be used for general working capital purposes or to repay additional indebtedness outstanding under our note facility, depending on the Company’s cash needs in the future.

Student Housing- Owned Properties

 The student housing owned properties segment reflects the revenues and expenses of off-campus student housing properties acquired and owned through the REIT ownership structure which are strategically located near college or university campuses. During the years ended December 31, 2004, 2005 and 2006, our rental revenue (including continuing and discontinuing operations) increased substantially as a result of the acquisition of an aggregate of 75 properties (excluding two properties in which we have a 10% interest together with a joint venture partner) over that period. During the year ended December 31, 2006, we acquired 21 of these properties. Although our acquisition activity has slowed during 2007, we continue to experience increases in, operating expenses, real estate taxes and depreciation and amortization as a result of these prior acquisitions. Further, interest expense has increased related to the financing of the properties we have acquired.

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

Throughout the remainder of 2007, we expect to continue to place less emphasis on the acquisition of additional student housing properties relative to prior years, and continue to focus on the operational performance of our existing student housing properties and development projects. To the extent our operational performance meets or exceeds management’s expectations over the next two fiscal quarters, and the Company has sufficient working capital or financing sources for additional acquisitions, we may determine that it is appropriate to place greater emphasis on acquisitions in the Company’s student housing segment and seek to acquire properties located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. If we seek to acquire student housing properties during the remainder of 2007, we will consider funding the acquisition through joint venture structures similar to the joint venture terms that we have entered into with respect to our current joint venture properties. The timing of any additional acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We would consider funding our equity portion of any joint ventures by using funds from available cash from operations or borrowings. We also may determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property.

During the three months ended June 30, 2007, we completed the following transactions relating to our student housing owned properties:

•                    On April 13, 2007, we entered into a joint venture transaction with Fidelity Real Estate Group, pursuant to which we formed a joint venture entity that is owned 90% by Fidelity and 10% by us, and into which we agreed to transfer our interest in a total of six student housing properties. Upon the formation of the joint venture, we completed the transfer of our 100% interest in five of the six student housing properties into the joint venture entity. As part of the transaction, the joint venture simultaneously placed new mortgage indebtedness on the five properties in an aggregate amount of approximately $88.0 million. The new mortgage debt has a five-year term and requires interest-only payments at a fixed rate of approximately 5.52%. After the repayment of previously existing mortgage debt on the properties, we received net proceeds from both the Fidelity equity contribution and the new mortgage debt totaling approximately $56.1 million.  On June 27, 2007, we completed the transfer of our interests in the sixth property, The Edge — Phase II (Charlotte, NC) ,into the joint venture in exchange for approximately $5.2 million in net proceeds, after the joint venture’s assumption of existing mortgage debt on the property equal to approximately $4.5 million.  The six properties included in the joint venture as of the date of this report include University Uptown (Denton, TX), University Heights (Knoxville, TN), University Walk (Charlotte, NC), The Ridge (Morgantown, WV), Campus Edge - Phase I (Charlotte, NC); and Campus Edge Phase II (Charlotte, NC);

•                    On May 3, 2007, we completed the refinancing of three student housing properties that previously had debt maturity dates during 2007. Under the refinancing, we placed an aggregate of $31.6 million in mortgage indebtedness covering the three properties pursuant to a LIBOR-based pool. Under this pool arrangement, the loan is interest-only with a one-year term (with four additional one-year extension options), and bears a variable interest rate of 30-day LIBOR plus 1.9%. We did not receive any net proceeds from this refinancing; and

•                    On May 24, 2007, we completed the sale of three student housing properties to SCI Real Estate Investments, LLC, pursuant to an agreement to sell a total of five student housing properties. The Company received an aggregate of approximately $27.8 million in net proceeds from these three sales, after the repayment of existing mortgage debt on the properties totaling approximately $37.0 million. The initial three property sales included Campus Club in Gainesville, FL, University Glades in Gainesville, FL, and University Edge in Hattiesburg, MS. The fourth property sale under the agreement with SCI consisted of Seminole Suites (Tallahassee, FL) and was completed on June 29, 2007.   We received net proceeds of approximately $17.3 million from this fourth property sale, after the buyer’s assumption of existing mortgage debt on the property totaling approximately $20.4 million.

Subsequent to the second quarter, on July 3, 2007, we completed the sale of a fifth student housing property, University Crossing in Manhattan, KS, to SCI under the above-referenced agreement. We received aggregate net proceeds of approximately $12.3 million from this fifth property sale, after the buyer’s assumption of existing mortgage debt on the property totaling approximately $11.4 million.  On July 12, 2007, we also completed the sale of a Campus Commons, a student housing property located in Eugene, OR, to Horizon Realty Advisors of Seattle, WA. The Company received approximately $9.9 million in net proceeds from the sale, after the buyer’s assumption of existing mortgage debt on the property totaling approximately $16.1 million.  On August 1, 2007, we completed the acquisition of a student housing property, Blanton Commons — Phase II  in Valdosta, GA for an aggregate purchase price of $11.2 million.  In addition, we simultaneously placed new mortgage debt on both Blanton Commons — Phase II and our currently owned Blanton Commons — Phase I property for an aggregate of  $29.0 million, which  has a 10- year term, with monthly payments of interest only for the initial five years, and fixed interest rate of 6.335%.  The combined net proceeds of approximately $17.7 million from acquisition and mortgage financing were used to repay outstanding indebtedness under the Company’s note facility and for general working capital purposes

Student Housing—Management

The student housing-management segment provides the on-site management function for, and generally oversees the management of, all off-campus student housing properties for the Company and for properties we manage that are owned by third parties. Third parties may be related parties or parties unaffiliated with the Company. The properties are strategically located near college or university campuses. Total revenues from management activities, including reimbursement of expenses, increased by approximately 34.8% and 17.6% from the three months and six months ended June 30, 2006, respectively as compared to the same periods in  2007, including management fees earned from the properties managed for the Company.

We earn management fees from managing properties for third parties. These fees are typically equal to a percentage of cash receipts or gross rental revenues generated by the managed properties, or equal to a fixed monthly amount, according to the respective management agreements. We also have the ability to earn incentive management fees by achieving specified property-level performance criteria for certain properties we manage for third parties. Further, certain operating expenses incurred related to properties we manage for others are reimbursed by the owners of the properties managed. We expect to continue generating fee revenue and operating expense reimbursements from the properties that we manage for others, although the amounts are expected to become less significant as a percentage of our overall revenues as rental income increases from the properties we own and to the extent our managed property portfolio does not correspondingly increase. During the remainder of 2007, we expect to continue to pursue new third-party management agreements by utilizing relationships in the student housing market and providing our significant operational economies of scale as a savings mechanism for other third-party owners, including institutional owners and individual student housing owners.  In addition, we will continue to manage the properties that were transferred into our recently formed joint venture with Fidelity Real Estate Group, as well as the properties that were sold to SCI Real Estate Investments, each of which are referenced above under “Student Housing-Owned Properties.”

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

As of June 30, 2007, we owned equity interests in the joint ventures that owned 10 military housing privatization projects in operation, encompassing 25 military bases totaling 20,364 end-state housing units. During the three months and six months ended June 30, 2007, we earned fees for providing development, construction/renovation and management services to these 10 military housing privatization projects. As of the date of this report, the number of end-state housing units under our military housing projects totaled 19,021, representing a decrease of 1,343 units resulting from the restructuring of our Navy Northeast Region project described below.

On May 25, 2007, we announced that we were selected by the Department of the Army to enter into exclusive negotiations for the family housing privatization project at Fort Jackson in Columbia, South Carolina. The 50-year project is expected to have a six-year initial development period (IDP), with project costs valued in excess of $180 million and cover an estimated 990 end-state housing units.

On July 26, 2006, the terms and debt financing for our Navy Northeast Region project were restructured as a result of (i) the anticipated closure of the Naval Air Station in Brunswick, Maine in connection with the Base Realignment and Closure (BRAC) regulations, which represented approximately 723 end-state housing units, and (ii) changes in housing market conditions that affected occupancy rates for the project, which represented an overall decrease of approximately 620 end-state housing units. In connection with this restructuring, the original taxable bonds that were issued by the project entity to finance the project upon commencement of the initial commencement of operations were redeemed and the project entity issued new taxable bonds in an amount commensurate with the financing needs of the remainder of the initial development period, or IDP, of the project based on the reduced scope.

On July 30, 2007, we announced that we were selected by the U.S. Air Force as the highest ranked offeror (HRO) for the privatization of family housing at Vandenberg Air Force Base.  As a result of the HRO selection, the Company will participate in exclusive negotiations with the U.S. Air Force for the development, management, construction and renovation of high-quality homes and other ancillary facilities and amenities to meet the needs of the Vandenberg community. The 50-year project is expected to have a five-year IDP, with estimated project costs valued in excess of $150 million and cover an estimated 867 end-state housing units.

Our management team also had under review, as of August 1, 2007, three potential additional military housing privatization projects, and opportunities to acquire additional projects or project rights from our competitors, and will continue to pursue opportunities to acquire projects or project rights from our competitors, as well as opportunities to participate in pilot housing programs for unaccompanied military personnel.

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

Revenue Recognition

Student Housing-Owned Properties Segment

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

•       equity returns are earned on our investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of June 30, 2007, only the Fort Carson project had passed its initial development period.

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

The Company also owns a 10% interest in a joint venture that owns six student housing properties and records its investment under the equity method of accounting.

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

Results of Operations

The results of operations for the three months and six months ended June 30, 2007 and 2006 presented below reflect the results of operations of the Company. The eliminations column represents the management fees that are charged to our student housing—owned properties segment from our student-housing management segment. Such amounts have been eliminated in consolidation.

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

	Three Months Ended June 30, 2007
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$46,878	$—	$—	$39	$—	$46,917
Expense reimbursements:
Related party	—	347	16,234	58	—	16,639
Third party	—	1,357	—	—	—	1,357
Management fees:
Owned properties	—	1,677	—	—	(1,677)	—
Related party	—	117	2,500	—	—	2,617
Third party	—	656	—	—	—	656
Other fee income — related party	—	720	6,715	—	—	7,435
Other income	30	3	5	158	—	196
Total revenue	46,908	4,877	25,454	255	(1,677)	75,817

Operating Expenses:
Property operating expense	17,856	1,544	2,223	—	—	21,623
Intercompany management fee	1,677	—	—	—	(1,677)	—
Reimbursed expenses	—	1,704	16,234	58	—	17,996
Real estate taxes	4,468	—	—	24	—	4,492
Administrative expenses	—	—	—	4,496	—	4,496
Audit Committee and Special Committee expenses	—	—	—	—	—	—
Depreciation and amortization	11,017	—	169	122		11,308
Interest	14,737	—	—	1,009		15,746
Total operating expenses	49,755	3,248	18,626	5,709	(1,677)	75,661
Gain on sales to joint venture	21,773	—	—	—	—	21,773
Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and miniority interest	18,926	1,629	6,828	(5,454)	—	21,929
Equity in (loss) earnings of unconsolidated entities	(75)	—	1,305	—	—	1,230
Income (loss) from continuing operations before income taxes and minority interest.	18,851	1,629	8,133	(5,454)	—	23,159
Income tax (benefit) expense	—	(20)	1,347	—	—	1,327
Income (loss) from continuing operations before minority interest	18,851	1,649	6,786	(5,454)	—	21,832
Less minority interest attributable to continuing operations	—	—	—	9,431	—	9,431
Net income (loss) from continuing operations	18,851	1,649	6,786	(14,885)	—	12,401

Discontinued Operations:
Income from discontinued operations before minority interest	1,059	116	—	—	—	1,175
Gain on sale of student housing properties	19,390	—	—	—	—	19,390
Less minority interest	—	—	—	8,883	—	8,883
Income from discontinued operations	20,449	116	—	(8,883)	—	11,682

Net income (loss)	$39,300	$1,765	$6,786	$(23,768)	$—	$24,083

	Three Months Ended June 30, 2006
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$39,711	$—	$—	$39	$—	$39,750
Expense reimbursements:
Related party	—	103	17,457	115	—	17,675
Third party	—	1,389	—	—	—	1,389
Management fees:
Owned properties	—	1,458	—	—	(1,458)	—
Related party	—	17	2,084	—	—	2,101
Third party	—	647	—	—	—	647
Other fee income — related party	—	—	5,581	—	—	5,581
Other income	25	5	14	7	—	51
Total revenue	39,736	3,619	25,136	161	(1,458)	67,194

Operating Expenses:
Property operating expense	14,524	1,676	1,513	—	—	17,713
Intercompany management fee	1,458	—	—	—	(1,458)	—
Reimbursed expenses	—	1,492	17,457	115	—	19,064
Real estate taxes	3,893	—	—	24	—	3,917
Administrative expenses	—	—	—	4,931	—	4,931
Audit Committee and Special Committee expenses	—	—	—	2,301	—	2,301
Depreciation and amortization	9,619	—	130	77	—	9,826
Interest	10,398	—	—	441	—	10,839
Total operating expenses	39,892	3,168	19,100	7,889	(1,458)	68,591
Gain on sale to joint venture	—	—	—	—	—	—
(Loss) income from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	(156)	451	6,036	(7,728)	—	(1,397)
Equity in earnings of unconsolidated entities	—	—	1,174	—	—	1,174
(Loss) income from continuing operations before income taxes and minority interest	(156)	451	7,210	(7,728)	—	(223)
Income tax (benefit)expense	—	(232)	1,446	—	—	1,214
Income (loss) from continuing operations before minority interest	(156)	683	5,764	(7,728)	—	(1,437)
Less minority interest attributable to continuing operations	—	—	—	(627)	—	(627)
Net (loss) income from continuing operations	(156)	683	5,764	(7,101)	—	(810)

Discontinued Operations:
Income from discontinued operations before minority interest	323	155	—	—	—	478
Gain on sale of student housing properties	—	—	—	—	—	—
Less minority interest	—	—	—	209	—	209
Income from discontinued operations	323	155	—	(209)	—	269

Net income (loss)	$167	$838	$5,764	$(7,310)	$—	$(541)

Student Housing

Student Housing—Owned Properties

Revenue. Of the 69 properties owned and included in our results from continuing operations as of June 30, 2007, we acquired 20 of the student housing properties during 2006, one of which was acquired during the second quarter of 2006.  Rent and other property income increased to $46.9 million during the three months ended June 30, 2007 from $39.7 million during the three months ended June 30, 2006.  The increase in rent and other property income experienced during the three months ended June 30, 2007 primarily relates to (i) the acquisition of an additional 13 properties during the remainder of 2006.   In future periods, our net income will be negatively affected to the extent property operating expenses are higher than those projected by our management for such period prior to lease execution for the applicable academic year, and (ii) the presentation of a full quarter of operations during 2007 with respect to the one property acquired during the second quarter of 2006.

We owned 49 properties which are included in our results from continuing operations during both the three months ended June 30, 2007 and 2006, referred to herein as our same store properties.  Our revenues at the same store properties increased $0.9 million or 2.6% to $36.1 million for the three months ended June 30, 2007, as compared to $35.2 million during the three months ended June 30, 2006.

Other income remained relatively consistent during the three months ended June 30, 2007 and 2006 and consists primarily of interest income on invested cash.

Expenses.   Property operating expenses from continuing operations increased to $17.9 million for the three months ended June 30, 2007 from $14.6 million for the three months ended June 30, 2006, primarily due to expenses attributable to the 13 properties acquired during the last six months of 2006 and our ownership and operation for a full quarter during 2007 of the one property acquired during the second quarter of 2006. The increase of $3.3 million is attributable to the following: a $0.9 million increase in utilities expenses; a $0.2 million increase in insurance expense; a $0.6 million increase in payroll expenses at the property level; a $0.3 million increase in bad debt expense relating to uncollected rents and other income; a $0.2 million increase in security expenses; a $0.2 million increase in repairs and maintenance expense; and a $0.9 million increase in other property expenses, consisting of marketing, landscaping, office and other similar property operating expenses.

With respect to our same store properties, we experienced an increase in property operating expenses net of utility reimbursements of approximately $0.7 million, or 5.1%, in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. This increase was primarily attributable to the following: a $0.2 million increase in payroll expense at the property level; a $0.2 million increase in bad debt expense relating to uncollected rents and other income; a $0.2 million increase in security expense and a $0.1 million net increase in other property expenses.

Real estate taxes from continuing operations increased to $4.5 million for the three months ended June 30, 2007 from $3.9 million for the three months ended June 30, 2006, primarily due to the acquisition of 13 properties during the last six months of the 2006 and the full quarter of real estate taxes with respect to the one property we acquired during the second quarter of 2006. Of the $0.6 million increase we experienced in real estate taxes, approximately $0.1 million is related to our same store properties. We expect an overall increase in real estate taxes during 2007 due to a full year of operations for the 21 properties acquired during 2006, offset by a decrease as a result of the six properties that we have transferred into our joint venture with Fidelity Real Estate Group.  We also may see an increase in real estate taxes to the extent that local authorities continue to aggressively pursue higher real estate tax assessments on properties that we currently own.

Depreciation and amortization from continuing operations increased to $11.0 million for the three months ended June 30, 2007, as compared to $9.6 million for the three months ended June 30, 2006, primarily as a result of acquiring 13 properties during the last six months of 2006 for an aggregate purchase price of $288.5 million, as well as the inclusion of a full quarter of depreciation expense relating to the one property acquired during the second quarter of 2006.  The $11.0 million in 2007 is comprised of $10.0 million of depreciation and $1.0 million of lease intangible amortization.  We expect a decrease in amortization expense as lease intangible related to acquisitions during 2006 are almost completely amortized.

Interest expense from continuing operations increased to $14.7 million for the three months ended June 30, 2007 from $10.4 million for the three months ended June 30, 2006, as a result of incurring additional debt, including placement of new mortgage debt and the assumption of existing mortgage debt, as well as borrowings under our prior line of credit, in connection with the acquisition of  20 properties during 2006.  This increase is offset by repayments and assumptions of mortgage debt in conjunction with the sale to Fidelity as well as repayments on the line of credit.  During the last six months of 2006, we placed $229.8 million of new mortgage debt, net of premiums, and increased borrowings under our line of credit in existence throughout that period. We expect interest expense to decrease during the remainder of 2007 as the Company pays down the remaining outstanding principal balance on its note facility with Merrill Lynch.

Student Housing-Management

Revenue.   Expense reimbursements from related parties increased to $347,000 for the three months ended June 30, 2007 from $103,000 for the three months ended June 30, 2006, primarily due to the commencement of management fees we received during the three months ended June 30, 2007 relating to the six properties we transferred into a joint venture in which we have a 10% interest.

Expense reimbursements from third parties remained relatively consistent during the three months ended June 30, 2007 as compared to the same period in the prior year.  Reimbursed expenses are comprised of payroll expenses for on-site employees.  We expect expense reimbursements to continue to increase during the remainder of 2007 as a result of our management agreements to continue to managing the six properties that we transferred into our joint venture with Fidelity Real Estate Group during the second quarter of 2007 and the properties that we sold to SCI Real Estate Investments since the commencement of the second quarter of 2007, and as we continue to pursue new third-party management agreements during the remainder of 2007.

Management fees from related parties increased to $117,000 for the three months ended June 30, 2007 from $17,000 for the three months ended June 30, 2006, primarily due to the management fees we commenced receiving during the three months ended June 30, 2007,  from the six properties held in a joint venture in which we have a 10% interest.

Management fee income from third parties increased to $656,000 during the three months ended June 30, 2007 from $647,000 during the three months ended June 30, 2006. This increase is due to an increase in managed contracts over the comparable prior year period.  We expect management fee income to increase during the remainder of 2007 as a result of our management agreements to continue managing the five properties that we recently sold to SCI Real Estate Investments and as we continue to pursue new third-party management agreements throughout the remainder of 2007.

Expenses.   Property operating expenses decreased to $1.5 million during the three months ended June 30, 2007 from $1.7 million during the three months ended June 30, 2006, primarily due to a $0.4 million decrease in legal fees associated with tenant litigation during the three months ended June 30, 2006 offset by the expenses attributable to the Company’s acquisition of seven properties during the first six months of 2006 , and  14 properties that were acquired during the  last six months of 2006.  These expenses are comprised of payroll and general and administrative expenses directly associated with the operations of the Company’s owned and managed portfolios. While those employees who are directly responsible for the oversight of specific properties are charged directly to the student housing-owned properties segment, the student housing-management department includes those employees responsible for portfolio oversight, which includes regional vice presidents, regional property managers, regional leasing specialists and the associated expenses such as travel directly related to those employees who perform this function.

Reimbursed expenses, which includes related-party and third-party managed properties remained relatively consistent during the three months ended June 30, 2007 as compared to the same period in the prior year.  Reimbursed expenses are comprised mostly of payroll expenses for on-site employees.

Income taxes for the three months ended June 30, 2007 amounted to a $20,000 benefit versus a $232,000 benefit for the same period in the prior year. Income taxes consist primarily of taxes (benefits) associated with the operations of our student housing taxable REIT subsidiary, which manages properties for third parties.

Military Housing

Revenue.   Expense reimbursements decreased to $16.2 million for the three months ended June 30, 2007 as compared to $17.5 million for the three months ended June 30, 2006. The decrease is due primarily to i) delays and or rescheduling of renovation activities at our Navy Northeast Region project, Fort Eustis/Fort Story project and Fort Bliss/White Sands Missile Range project and ii) the inclusion of $0.8 million in transition costs related to commencement of the Fort Gordon project in the results of operations for the three months ended June 30, 2006.  These were offset by increases in renovation activity and operations expenses reimbursed at the AETC Group I and Carlisle/Picatinny projects.   We expect renovations activities to increase with respect to our Navy Northeast Region project and to resume for our Fort Eustis/Fort Story project during the second half of 2007.  The table below sets forth certain information regarding the revenue from expense reimbursements for each of our military housing projects for the three months ended June 30, 2007 and 2006.

	Three months ended June 30
Project	2007	2006
	(in millions)
Expense Reimbursements
Fort Stewart and Hunter Army Airfield Project	$1.0	$1.2
Fort Carson Project	.8	.7
Fort Hamilton Project	.6	.6
Walter Reed Army Medical Center and Fort Detrick Project	.2	.2
Fort Eustis/Fort Story Project	.8	1.2
Navy Northeast Region Project	3.7	8.8
Fort Bliss/White Sands Missile Range Project	2.9	3.4
Fort Gordon Project(1)	.6	1.3
Carlisle/Picatinny Project(1).	2.2	.1
AETC Group I Project(2)	3.4	—
Total expense reimbursements	$16.2	$17.5

(1)             The Fort Gordon project commenced operations in the second quarter of 2006 and the Carlisle/Picatinny project commenced operations in the third quarter of 2006.

(2)             The AETC Group I project commenced operations in the first quarter of 2007.

Management fees from related parties increased to $2.5 million for the three months ended June 30, 2007 compared to $2.1 million for the three months ended June 30, 2006. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which may fluctuate based on occupancy rates and the number of housing units that we construct/renovate or demolish during that period.  Management fees from related parties increased during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily due to increased occupancy and rental activity at our Fort Stewart/Hunter Army Airfield project, the commencement of our Fort Gordon and Carlisle/Picatinny projects in the second quarter of 2006, and the commencement of our AETC Group I project in the first quarter of 2007.    The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for the three months ended June 30, 2007 and 2006.

	Three months ended June 30
Project	2007	2006
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$.4	$.3
Fort Carson Project	.3	.3
Fort Hamilton Project	.1	.1
Walter Reed Army Medical Center and Fort Detrick Project	.1	.1
Fort Eustis/Fort Story Project	.2	.1
Navy Northeast Region Project	.8	.8
Fort Bliss/White Sands Missile Range Project	.3	.3
Fort Gordon Project(1)	.1	.1
Carlisle/Picatinny Project(1)	—	—
AETC Group I Project (2)	.2	—
Total	$2.5	$2.1

(1)             The Fort Gordon project commenced operations in the second quarter of 2006 and we commenced management operations for the Carlisle/Picatinny project in the second quarter of 2006.

(2)             The AETC Group I project commenced in the first quarter of 2007.

Other fee income from related parties, which includes development and construction/renovation fees and business development fees, totaled $6.7 million for the three months ended June 30, 2007, as compared to $5.6 million for the same period in 2006.  Of the 2007 amount, $5.5 million related to development and construction/renovation fees, and $1.2 million related to business development fees.  The amount of other fee income from related parties that we receive during a fiscal period is affected by the number of housing units that we construct or renovate under our military housing projects during that period, which will fluctuate based on the point at which we are during the initial development period for the project.  Generally, the majority of new construction work is completed during the beginning years of an initial development period while renovation work is completed throughout the initial development period. Other fee income from related parties increased during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily due to increases in construction activities at our Fort Eustis/Fort Story, Fort Bliss/White Sands Missile Range, Fort Gordon, Carlisle/Picatinny and Fort Carson projects, and the commencement of our AETC Group I project in the first quarter of 2007 which was, offset by decreases due to delays in the renovation and construction activity at our Navy Northeast Region project, scheduled decreases in development activity at our Fort Stewart/Hunter project, and a rescheduling of development activity at our Fort Hamilton project.  The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for the three months ended June 30, 2007 and 2006.

	Three months ended June 30
Project	2007	2006
	(in millions)
Development and Construction/Renovation Fees
Fort Stewart and Hunter Army Airfield Project	$.1	$.3
Fort Carson Project	.3	.1
Fort Hamilton Project	—	.2
Walter Reed Army Medical Center and Fort Detrick Project	.1	.1
Fort Eustis/Fort Story Project	.7	.4
Navy Northeast Region Project	1.0	1.8
Fort Bliss/White Sands Missile Range Project	1.4	1.0
Fort Gordon Project(1)	.7	.6
Carlisle/Picatinny Project(1)	.4	—
AETC Group I Project (2)	.8	—
Total Development and Construction/Renovation Fees	$5.5	$4.5
Business Development Fees	$1.2	$1.1
Total Other Fee Income — Related Parties	$6.7	$5.6

(1)             The Fort Gordon project commenced operations in the second quarter of 2006 and the Carlisle/Picatinny project commenced operations in the third quarter of 2006.

(2)             The AETC Group I project commenced operations in the first quarter of 2007.

Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $1.3 million for the three months ended June 30, 2007 as compared to $1.2 million for the three months ended June 30, 2006.   The slight increase was primarily due to an increase in preferred returns earned on our AETC Group I project, offset by timing differences in the recognition of the net operating income cash flows from our Fort Carson Family Housing LLC, upon which a portion of our returns are calculated.  The table below sets forth certain information regarding equity in earnings of unconsolidated entities for the three months ended June 30, 2007 and 2006.

	Three months ended June 30
Project	2007	2006
	(in millions)
Fort Carson Project	$.9	$1.0
Navy Northeast Region Project	.2	.2
AETC Group I Project (1)	.2	—
Total	$1.3	$1.2

(1)             The AETC Group I project commenced operations in the first quarter of 2007.

Expenses

Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel located in our corporate headquarters. These costs increased to $2.2 million in for the three months ended June 30, 2007 from $1.5 million in the three months ended June 30, 2006. The increase was due to increases in (i) our renovation company operations and (ii) management and administrative expenses related to our overall expansion of our business, with respect to new projects in operation and new project awards.

Reimbursed expenses decreased to $16.2 million for the three months ended June 30, 2007 from $17.5 million for the three months ended June 30, 2006.   The decrease is due primarily to declines in  development and renovation at our Navy Northeast Region, Fort Eustis/Fort Story, and Fort Bliss/White Sands Missile Range projects, and transition costs related to commencement of the Fort Gordon project in the results of operations for the three months ended June 30, 2006, offset by increases in development and renovation at AETC Group I and Carlisle/Picatinny projects.

Income Taxes.   The effective tax rate on income taxes resulting from the portion of income that is earned in our military housing taxable REIT subsidiary remained relatively consistent at 31.5% in 2007 versus  36.1% in 2006.  The decrease is primarily due to tax return to accrual adjustments.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portion of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained relatively consistent during the three months ended June 30, 2007 and 2006.

Other income, consisting primarily of interest income, increased by $151,000 primarily due to increased overnight cash investments.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources, information technology and acquisition departments, decreased to $4.5 million for the three months ended June 30, 2007 from $4.9  million for the three months ended June 30, 2006.  The decrease is primarily due to reduced professional fees.

Audit Committee and Special Committee expenses consist of legal fees, forensic accounting fees, incremental accounting fees and waiver fees associated with waivers of the covenants under our former line of credit, incurred in connection with the special investigation performed by our Audit Committee and its independent counsel that commenced in the first quarter of 2006, and legal, financial advisory and Special Committee fees associated with the formation of the Special Committee to explore strategic alternatives for the Company.   During the three months ended June 30, 2006, these fees totaled $2.3 million. The special investigation was completed during the third quarter of 2006 and the Special Committee was disbanded in December 2006.

Depreciation, relating primarily to our corporate assets, remained relatively consistent between the three months ended June 30, 2007 and 2006.

Interest expense increased to $1.0 million for the three months ended June 30, 2007 from $0.6 million for the three months ended June 30, 2006, primarily due to an increase in amortization of deferred financing costs of approximately $0.4 million associated with our line of credit with Wachovia Bank that was entered into in October 2006 and terminated in May 2007.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

	Six Months Ended June 30, 2007
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$98,304	$—	$—	$78	$—	$98,382
Expense reimbursements:
Related party	—	347	33,569	122	—	34,038
Third party	—	2,803	—	—	—	2,803
Management fees:
Owned properties	—	3,591	—	—	(3,591)	—
Related party	—	117	4,921	—	—	5,038
Third party	—	1,334	—	—	—	1,334
Other fee income — related party	—	720	12,853	—	—	13,573
Other income	59	10	26	329	—	424
Total revenue	98,363	8,922	51,369	529	(3,591)	155,592

Operating Expenses:
Property operating expense	35,970	3,597	4,199	—	—	43,766
Intercompany management fee	3,591	—	—	—	(3,591)	—
Reimbursed expenses	—	3,150	33,569	122	—	36,841
Real estate taxes	9,345	—	—	49	—	9,394
Administrative expenses	—	—	—	9,366	—	9,366
Audit Committee and Special Committee expenses	—	—	—	—	—	—
Depreciation and amortization	22,588	—	286	239	—	23,113
Interest	30,721	—	—	2,500	—	33,221
Total operating expenses	102,215	6,747	38,054	12,276	(3,591)	155,701
Gain on sale to joint venture	21,773	—	—	—	—	21,773
Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	17,921	2,175	13,315	(11,747)	—	21,664
Equity in (loss) earnings of unconsolidated entities	(75)	—	2,334	—	—	2,259
Income (loss) from continuing operations before income taxes and minority interest	17,846	2,175	15,649	(11,747)	—	23,923
Income tax expense	—	47	2,805	—	—	2,852
Income (loss) from continuing operations before minority interest	17,846	2,128	12,844	(11,747)	—	21,071
Less minority interest attributable to continuing operations	—	—	—	9,103	—	9,103
Net income (loss) from continuing operations	17,846	2,128	12,844	(20,850)	—	11,968
Discontinued Operations
Income from discontinued operations before minority interest	1,847	317	—	—	—	2,164
Gain of sale of student housing properties	19,390	—	—	—	—	19,390
Less minority interest	—	—	—	9,311	—	9,311
Income(loss) from discontinued operations	21,237	317	—	(9,311)	—	12,243

Net income (loss)	$39,083	$2,445	$12,844	$(30,161)	$—	$24,211

	Six Months Ended June 30, 2006
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$79,331	$—	$—	$78	$—	$79,409
Expense reimbursements:
Related party		189	30,694	172	—	31,055
Third party	—	2,725	—	—	—	2,725
Management fees:
Owned properties	—	2,961	—	—	(2,961)	—
Related party	—	37	4,103	—	—	4,140
Third party	—	1,655	—	—	—	1,655
Other fee income — related party	—	—	10,261	—	—	10,261
Other income	62	18	23	38	—	141
Total revenue	79,393	7,585	45,081	288	(2,961)	129,386

Operating Expenses:
Property operating expense	27,977	3,142	3,052	—	—	34,171
Intercompany management fee	2,961	—	—	—	(2,961)	—
Reimbursed expenses	—	2,914	30,694	172	—	33,780
Real estate taxes	7,612	—	—	48	—	7,660
Administrative expenses	—	—	—	9,011	—	9,011
Audit Committee and Special Committee expenses	—	—	—	4,876	—	4,876
Depreciation and amortization	18,893	—	249	156	—	19,298
Interest	20,009	—	—	959	—	20,968
Total operating expenses	77,452	6,056	33,995	15,222	(2,961)	129,764
Gain on sale to joint venture	—	—	—	—	—	—
Income (loss) before equity in earnings of unconsolidated subsidiaries, income taxes and minority interest from continuing operations	1,941	1,529	11,086	(14,934)	—	(378)
Equity in earnings of unconsolidated entities	—	—	2,390	—	—	2,390
Income (loss) from continuing operations before income taxes and minority interest	1,941	1,529	13,476	(14,934)	—	2,012
Income tax (benefit)expense	—	(232)	2,419	—	—	2,187
Income (loss) from continuing operations before minority interest	1,941	1,761	11,057	(14,934)	—	(175)
Less minority interest attributable to continuing operations	—	—	—	(79)	—	(79)
Income(loss) from continuing operations	1,941	1.761	11,057	(14,855)	—	(96)
Discontinued Operations
Income from discontinued operations	938	327	—	—	—	1,265
Gain on sale of student housing properties	—	—	—	—	—	—
Less minority interest	—	—	—	570	—	570
Income from discontinued operations	938	327	—	(570)	—	695

Net income (loss)	$2,879	$2,088	$11,057	$(15,425)	$—	$599

Student Housing

Student Housing—Owned Properties

Revenue. Of the 69 properties owned and included in our results from continuing operations as of June 30, 2007, we acquired 20 of the student housing properties during 2006, seven of which were acquired during the six months ended June 30, 2006.  Rent and other property income increased to $98.3 million during the six months ended June 30, 2007 from $79.3 million during the six months ended June 30, 2006.  The increase in rent and other property income experienced during the six months ended June 30, 2007 primarily relates to (i) the acquisition of an additional 13 properties during the remainder of 2006, and (ii)  the presentation of a full six months of operations during 2007 with respect to the seven properties acquired during the six months ended June 30, 2006.  In future periods, our net income will be negatively affected to the extent property operating expenses are higher than those projected by our management for such period prior to lease execution for the applicable academic year.

We owned 43 properties which are included in our results from continuing operations during both the six months ended June 30, 2007 and  for 2006, referred to herein as our same store properties.  The decline in same store properties from 49 during the three months ended June 30, 2007 was due to the six properties that were acquired during the three months ended March 31, 2006.   Our revenues at the same store properties increased approximately $0.3 million, or 0.4%, to $66.6 million for the six months ended June 30,  2007 as compared to $66.3 million during the six months ended June 30, 2006.

Other income remained relatively consistent during the six months ended June 30, 2007 and 2006 and consists primarily of interest income on invested cash.

Expenses.   Property operating expenses from continuing operations increased to $36.0 million for the six months ended June 30, 2007 from $28.1 million for the six months ended June 30, 2006, primarily due to expenses attributable to the 13 properties acquired during the last six months of 2006 and our ownership and operation for a full six months during 2007 of the seven properties acquired during the six months ended June 30, 2006. The increase of $7.9 million is attributable to the following: a $3.1 million increase in utilities expenses; a $0.6 million increase in insurance expense; a $1.4 million increase in payroll expenses at the property level; a $0.4 million increase in bad debt expense relating to uncollected rents and other income; a $0.2 million increase in security expenses; and a $2.2 million increase in other property expenses, consisting of marketing, landscaping, office and other similar property operating expenses.

With respect to our same store properties, we experienced an increase in property operating expenses net of utility reimbursements of approximately $0.9 million, or 3.8%, in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. This increase was attributable to the following: a $0.1 million increase in utilities expense; a $0.1 million increase in insurance expense; a $0.1 million increase in payroll expense; a $0.1 million increase in bad debt expense relating to uncollected rents and other income and a $0.3 million increase in other security expenses, and $0.2 million net increase in other property expenses.

Real estate taxes from continuing operations increased to $9.3 million for the six months ended June 30, 2007 from $7.6 million for the six months ended June 30, 2006, primarily due to the acquisition of 13 properties during the last six months of the 2006 and the full six months of real estate taxes with respect to the seven properties we acquired during the six months ended June 30, 2006. Of the $1.7 million increase we experienced in real estate taxes, approximately $0.2 million is related to our same store properties. We expect an overall increase in real estate taxes during 2007 due to a full year of operations for the 20 properties acquired during 2006, offset by a decrease as a result of the six properties that we transferred into our joint venture with Fidelity Real Estate Group.  We also may see an increase in real estate taxes to the extent that local authorities continue to aggressively pursue higher real estate tax assessments on properties that we currently own.

Depreciation and amortization from continuing operations increased to $22.6 million for the six months ended June 30, 2007, as compared to $18.9 million for the six months ended June 30, 2006, primarily as a result of acquiring 13 properties during the last six months of 2006 for an aggregate purchase price of $288.5 million, as well as the inclusion of a full six months of depreciation expense relating to the seven properties acquired during the six months ended June 30, 2006.  The $22.6 million in 2007 is comprised of $20.6 million of depreciation and $2.0 million of lease intangible amortization.  We expect a decrease in amortization expense as lease intangible related to acquisitions during 2006 are almost completely amortized.

Interest expense from continuing operations increased to $30.7 million for the six months ended June 30, 2007 from $20.0 million for the six months ended June 30, 2006, as a result of incurring additional debt, including placement of new mortgage debt and the assumption of existing mortgage debt, as well as borrowings under the line of credit, in connection with the acquisition of 20 properties during 2006. This increase is offset by repayments and assumptions of mortgage debt in conjunction with the sale to Fidelity as well as repayments on the line of credit.  During the last six months of 2006, we placed $229.8 million of new mortgage debt, net of premiums, and increased borrowings under our credit line in existence during that period. We expect interest expense to decrease during the remainder of 2007 as the Company pays down the remaining outstanding principal balance on its note facility with Merrill Lynch.

Student Housing—Management

Revenue.   Expense reimbursements from related parties increased to $347,000 for the six months ended June 30, 2007 from $189,000 for the six months ended June 30, 2006, primarily due to the commencement of the management of the six properties we transferred into a joint venture in which we have a 10% interest.   Prior to January 2007, the Company ceased managing student housing properties for related parties, as the one property that we managed for a related party in the second quarter of 2006 was sold during December 2006.

Expense reimbursements from third parties remained relatively consistent during the six months ended June 30, 2007 as compared to the same period in the prior year.  Reimbursed expenses are comprised of payroll expenses for on-site employees.  We expect expense reimbursements to continue to increase during the remainder of 2007 as a result of our management agreements to continue managing the properties that we sold to SCI Real Estate Investments since the commencement of the second quarter of 2007, and as we continue to pursue new third-party management agreements during the remainder of 2007.

Reimbursed expenses, which includes related-party and third-party managed properties remained relatively consistent during the six months ended June 30, 2007 as compared to the same period in the prior year.  Reimbursed expenses are comprised mostly of payroll expenses for on-site employees.

Management fees from related parties increased to $117,000 for the six months ended June 30, 2007 from $37,000 for the six months ended June 30, 2006, primarily due to the commencement of management fees we received during the three months ended June 30, 2007 from the six properties we transferred into a  joint venture in which we have a 10% interest.

Management fee income from third parties decreased to $1.3 million during the six months ended June 30, 2007 from $ 1.7 million during the six months ended June 30, 2006. This decrease is due to one time fee of $250,000 earned in the first quarter of 2006 related to a management fee incentive payment received in connection with the sale of one of our managed properties during 2006.  We expect management fee income to increase during the remainder of 2007 as a result of our management agreements to continue managing the five properties that we recently sold to SCI Real Estate Investments, and as we continue to pursue new third-party management agreements throughout the remainder of 2007.

Expenses.   Property operating expenses increased to $3.6 million during the six months ended June 30, 2007 from $3.1 million during the six months ended June 30, 2006, primarily due to expenses attributable to the Company’s acquisition of seven properties during the first six months of 2006, and 14 properties that were acquired during the last six months of 2006. These expenses are comprised of payroll and general and administrative expenses directly associated with the operations of the Company’s owned and managed portfolios. While those employees who are directly responsible for the oversight of specific properties are charged directly to the student housing-owned properties segment, the student housing-management segment staffs a full operations department. This department includes those employees responsible for portfolio oversight, which includes regional vice presidents, regional property managers, regional leasing specialists and the associated expenses such as travel directly related to those employees who perform this function.

Income taxes for the six months ended June 30, 2007 amounted to $47,000 versus a $232,000 tax benefit for the same period in the prior year. Income taxes consist primarily of taxes associated with the operations of our student housing taxable REIT subsidiary, which manages properties for third parties.

Military Housing

Revenue.   Expense reimbursements increased to $33.6 million for the six months ended June 30, 2007 as compared to $30.7 million for the six months ended June 30, 2006. The increase is due primarily to the reimbursement of closing and transition expenses at our AETC Group I project, which commenced operations in February 2007, and increases in reimbursement of renovation expenses at our Fort Stewart/Hunter Army Airfield, Fort Carson, Carlisle/Picatinny and AETC Group I projects, offset by decreases due primarily to: delays and rescheduling of our renovation activities our Navy Northeast Region, Fort Eustis/Fort Story and Fort Bliss/White Sands Missile Range projects.   We expect renovation activities will increase with respect to our Navy Northeast Region and to resume for our Fort Eustis/Fort Story project during the second half of 2007.  The table below sets forth certain information regarding the revenue from expense reimbursements for each of our military housing projects for the six months ended June 30, 2007 and 2006.

	Six months ended June 30
Project	2007	2006
	(in millions)
Expense Reimbursements
Fort Stewart and Hunter Army Airfield Project	$3.1	$2.4
Fort Carson Project	1.7	1.3
Fort Hamilton Project	.7	.7
Walter Reed Army Medical Center and Fort Detrick Project	.4	.4
Fort Eustis/Fort Story Project	1.6	2.4
Navy Northeast Region Project	8.5	16.1
Fort Bliss/White Sands Missile Range Project	4.8	6.0
Fort Gordon Project(1)	1.1	1.3
Carlisle/Picatinny Project(1).	3.5	.1
AETC Group I Project(2)	8.2	—
Total expense reimbursements	$33.6	$30.7

Management fees from related parties increased to $4.9 million for the six months ended June 30, 2007 compared to $4.1 million for the six months ended June 30, 2006. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which may fluctuate based on the occupancy rates and number of housing units that we construct/renovate or demolish during that period.  Management fees from related parties increased during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily due to increased occupancy and rental activity at our Fort Stewart/Hunter Army Airfield project, the commencement of our Fort Gordon and Carlisle/Picatinny projects in the second quarter of 2006, and the commencement of our AETC Group I project in the first quarter of 2007.  The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for the six months ended June 30, 2007 and 2006.

	Six months ended June 30
Project	2007	2006
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$.8	$.7
Fort Carson Project	.6	.7
Fort Hamilton Project	.2	.1
Walter Reed Army Medical Center and Fort Detrick Project	.2	.1
Fort Eustis/Fort Story Project	.3	.2
Navy Northeast Region Project	1.6	1.6
Fort Bliss/White Sands Missile Range Project	.6	.6
Fort Gordon Project(1)	.1	.1
Carlisle/Picatinny Project(1)	.1	—
AETC Group I Project (2)	.4	—
Total	$4.9	$4.1

Other fee income from related parties, which includes development and construction/renovation fees and business development fees, totaled $12.8 million for the six months ended June 30, 2007, as compared to $10.3 million for the same period in 2006.  Of the 2007 amount, $10.6 million related to development and construction/renovation fees, and $2.2 million related to business development fees.  The amount of other fee income from related parties that we receive during a fiscal period is affected by the number of housing units that we construct or renovate under our military housing projects during that period, which will fluctuate based on the point at which we are during the initial development period for the project.  Generally, the majority of new construction work is completed during the beginning years of an initial development period while construction/renovation work is completed throughout the initial development period. Other fee income from related parties increased during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006 primarily due to increases in construction activities at our Fort Eustis/Fort Story, Fort Bliss/White Sands Missile Range, Fort Gordon, Carlisle/Picatinny and Fort Carson projects and the commencement of our AETC Group I project in the first quarter of 2007, offset by decreases due to delays in the renovation and construction activity at our Navy Northeast Region project, scheduled decreases in development activity at our Fort Stewart/Hunter Army Airfield project, and a rescheduling of development activity at our Fort Hamilton project.  The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for the six months ended June 30, 2007 and 2006.

	Six months ended June 30
Project	2007	2006
	(in millions)
Development and Construction/Renovation Fees
Fort Stewart and Hunter Army Airfield Project	$.3	$.9
Fort Carson Project	.5	.2
Fort Hamilton Project	—	.4
Walter Reed Army Medical Center and Fort Detrick Project	.3	.2
Fort Eustis/Fort Story Project	1.4	.8
Navy Northeast Region Project	2.0	3.3
Fort Bliss/White Sands Missile Range Project	2.4	1.7
Fort Gordon Project(1)	1.2	.6
Carlisle/Picatinny Project(1)	.5	—
AETC I (2)	2.0	—
Total Development and Construction/Renovation Fees	$10.6	$8.1
Business Development Fees	$2.2	$2.2
Total Other Fee Income — Related Parties	$12.8	$10.3

Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $2.3 million for the six months ended June 30, 2007 as compared to $2.4 million for the six months ended June 30, 2006.  The decrease was primarily due to timing differences in the recognition of the net operating income cash flows from our Fort Carson Family Housing LLC, upon which a portion of our returns are calculated, offset by an increase in preferred returns earned on our AETC Group I project.  The table below sets forth certain information regarding equity in earnings of unconsolidated entities for the six months ended June 30, 2007 and 2006.

	Six months ended June 30
Project	2007	2006
	(in millions)
Fort Carson Project	$1.6	$2.0
Navy Northeast Region Project	.4	.4
AETC Group I Project (1)	.3	—
Total	$2.3	$2.4

Expenses.   Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel located in our corporate headquarters. These costs increased to $4.2 million for the six months ended June 30, 2007 from $3.1 million in the six months ended June 30, 2006. The increase was due to increases in (i) our renovation company operations and (ii)  management and administrative expenses related to our overall expansion of our business, with respect to new projects in operation and new project awards.

Reimbursed expenses increased to $33.6 million for the six months ended June 30, 2007 from $30.7 million for the six months ended June 30, 2006.   The increase is due primarily to the reimbursement of closing and transition expenses at our AETC Group I project, which commenced operations in February 2007, and increases in reimbursement of renovation expenses at our Fort Stewart/Hunter Army Airfield, Fort Carson, Carlisle/Picatinny and AETC Group I projects, offset by declines in reimbursement of renovation expenses at our Navy Northeast Region, Fort Eustis/Fort Story, and Fort Bliss/White Sands Missile Range projects.

Income Taxes.   The effective tax rate on income taxes resulting from the portion of income that is earned in our military housing taxable REIT subsidiary was 33.62% in 2007 versus  35.4% in 2006.  The decrease is primarily due to tax return to accrual differences.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portion of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained relatively consistent during the six months ended June 30, 2007 and 2006.

Other income, consisting primarily of interest income, increased by $291,000 primarily due to increased overnight cash investments.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources, information technology and acquisition departments, increased to $9.4 million for the six months ended June 30, 2007 from $9.0 million for the six months ended June 30,2006, primarily due to training costs associated with implementation of new leasing software relating to our student housing division, as well as other non—recurring software licensing costs, and an increase in other taxes, which were all incurred during the first quarter of 2007.

Audit Committee and Special Committee expenses consist of legal fees, forensic accounting fees, incremental accounting fees and waiver fees associated with waivers of the covenants under our former line of credit, incurred in connection with the special investigation performed by our Audit Committee and its independent counsel that commenced in the first quarter of 2006, and legal, financial advisory and Special Committee fees associated with the formation of the Special Committee to explore strategic alternatives for the Company.   During the six months ended June 30, 2006, these fees totaled $4.9 million. The special investigation was completed during the third quarter of 2006, and the Special Committee was disbanded in December 2006.

Depreciation, relating primarily to our corporate assets, remained relatively consistent between the six months ended June 30, 2007 and 2006.

Interest expense increased to $2.5 million for the six months ended June 30, 2007 from $1.0 million for the six months ended June 30, 2006, primarily due to an increase in amortization of deferred financing costs of approximately $1.7 million associated with our line of credit with Wachovia Bank that was entered into in October 2006 and terminated in May 2007.

Liquidity and Capital Resources

Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses, (v) equity contributions to our investments in military housing projects, and (vi) distributions to shareholders and unitholders of our operating partnership. During the first quarter of 2007 and through May 7, 2007, our short-term liquidity needs were funded primarily through existing working capital and cash provided by operations, together with amounts available to us under a $250 million revolving line of credit with Wachovia Bank. During the second quarter of 2007, we obtained a new three-year $100.0 million revolving note facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and issued an initial note for $90.7 million. These funds were used to pay off any and all remaining indebtedness under, and to terminate completely, the Wachovia line of credit. In December 2006, our management also announced as part of its strategic plan for 2007 that the Company would attempt to raise capital proceeds through the identification of various currently-owned student housing properties that could be sold, refinanced and/or contributed into a joint venture. As described in the section above titled “2007 Business Strategy,” as of the date of this report, we have completed the refinancing, joint venture and sale transactions outlined under this original management plan.

We currently expect that any of our short-term and long-term liquidity needs may be met through our working capital on hand and/or through additional borrowings under our new note facility with Merrill Lynch . Under the note facility with Merrill Lynch, our operating partnership may borrow, on a revolving basis through April 30, 2010, up to an aggregate principal amount of $100.0 million, and subject to certain conditions, up to an additional $25.0 million for an aggregate of $125.0 million.  As of the date of this report, the current principal amount of notes outstanding under the note facility was 13.2 million with an interest rate of 7.07%.  Additional notes may be issued at any time upon notice by our operating partnership, and we will have the ability to repay amounts under outstanding notes and to re-borrow amounts through the issuance of new notes, provided that the maximum amount of notes outstanding at any time during the term of the note facility does not exceed an aggregate principal amount of $100.0 million, or $125.0 million to the extent the note facility may be increased. The notes will be issued to Merrill Lynch as the initial purchaser, and may thereafter be transferred to “qualified institutional buyers” in accordance with Rule 144A of the Securities Act of 1933, as amended. The notes will be administered under the terms of a Trust Indenture with U.S. Bank Trust National Association, serving as trustee of the notes. Any additional notes will be issuable at an annual interest of LIBOR plus 1.75%, will require monthly payments of interest only, and are secured solely by the fees and equity preferred returns we receive in connection with our military housing projects currently in operation, as well as those to be received, if any, under the Navy Southeast project and West Point project for which we are currently under exclusive negotiations.

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

We elected to be treated as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis. Therefore, except as discussed below, as a general matter, a substantial portion of cash generated by our operations will be used to fund distributions to shareholders and holders of limited partnership interests in our operating partnership, and will not be available to satisfy our liquidity needs. Future dividends will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our Board of Trustees deems relevant. For the second quarter of 2007, we declared a quarterly dividend distribution of $0.165 per common share, payable to shareholders of record on June 28, 2007. We distributed this dividend on July 13, 2007, and at the same time, our operating partnership paid a distribution of $0.165 per unit to holders of limited partnership interest in our operating partnership. We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. To the extent that our cash flow from operations is insufficient to fund our anticipated dividend distributions, we may seek to borrow funds under our note facility or through other third-party debt financing or we may lower our dividend distribution. Our available cash for distributions will be affected by a number of factors, including: the revenue we receive from our student housing properties; revenues from management fees in connection with management services that we will provide for student housing properties owned by others; revenues from our military housing projects; our operating expenses; interest expense; costs related to our pending class action lawsuits; and any unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see the section titled “Risk Factors” presented in our Annual Report on Form 10-K for the year ended December 31, 2006, and the 424(b) prospectus filed with the SEC on June 8, 2007.

With regard to our military housing privatization projects, we are typically required to fund our portion of the equity commitment to the project’s joint venture after all other sources of funding for the project have been expended. With respect to our Navy Northeast Region project and our AETC Group I project, however, we were required to fund the equity commitment at commencement of the project. We made a $9.5 million equity contribution in November 2004 relating to our Navy Northeast Region project, an $8.0 million equity contribution in February 2007 relating to our AETC Group I project, and, as of June 30, 2007, had contractually committed to contribute the following additional amounts: an aggregate of $2.0 million in 2007 to our Fort Hamilton project; $5.9 million in 2007 to our Walter Reed Army Medical Center/Fort Detrick project, all of which had been funded through March 2007; $3.6 million in 2010 for our Fort Eustis/Fort Story project;  $3.0 million in 2010 or 2011 for our Carlisle/Picatinny project;  $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project;  an aggregate of $4.5 million to our Fort Gordon project in several phases that commence in 2011 and end in 2012, and $6.3 million in 2012 for our Fort Bliss/White Sands project. These equity contributions help to fund the development, construction and renovation of housing units at these bases during their respective initial development periods. During the second half of 2007, we expect to complete negotiations for our pending military housing project awards which will result in additional equity commitments, as follows: $6.8 million for our Navy Southeast Region project; $7.6 million for our Vandenberg project; $1.5 million for the unaccompanied personnel housing (UPH) pilot program at Fort Stewart; and $1.5 million for the UPH pilot program at Fort Bliss. We expect to close on, and to fund the equity commitments for, our Navy Southeast Region and Vandenberg projects prior to 2007 year-end; and we expect to fund the equity commitments for the Fort Bliss and Fort Stewart UPH projects during the second half of 2008.

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

With regard to our currently owned student housing properties, we do not have any material short-term capital commitments, other than with respect to our short-term capital needs relating to the general expenses and costs associated with operating and managing these properties, including anticipated third quarter turnover costs. We will require, however, funds in connection with our anticipated acquisitions of student housing properties. During at least the remainder of 2007, we currently expect to place less emphasis on the acquisition of additional student housing properties, and to continue to focus on the operational performance of our existing student housing properties and development projects.  To the extent the Company has sufficient working capital or financing sources for such acquisitions and projects, we may determine that it is appropriate to place greater emphasis on acquisitions in the Company’s student housing segment in the future and seek to acquire properties located in our targeted markets and that meet management’s underwriting criteria for creating long-term growth potential. If we seek to acquire student housing properties during at least the first six to nine months of 2007, we will consider funding the acquisition through joint venture structures similar to the joint venture terms that we currently have with respect to a total of seven properties as of the date of this report. The timing of any acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We would also consider funding our equity portion of any joint ventures by using funds from available cash from operations or borrowings. We may also determine that it is appropriate to purchase student housing properties outright, as opposed to with a joint venture partner, depending upon factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property.

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

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

Given current market conditions, our strategy favors fixed-rate, secured debt over variable-rate debt to minimize our exposure to increases in interest rates. As of June 30, 2007, 94% of the outstanding principal amount of our notes payable secured by properties we owned had fixed interest rates with a weighted-average rate of 5.29%. The remaining 6% of outstanding principal amount of our notes payable has variable interest rates equal to LIBOR plus 1.9%.  Our note facility with Merrill Lynch at June 30, 2007, had variable interest rates equal to LIBOR plus 1.75%.

As of June 30, 2007, we had $60.2 million in funds drawn from our note facility with  Merrill Lynch, bearing a variable weighted average interest rate of 7.07%.

As of June 30, 2007, based on our variable rate debt balances described above, if interest rates were to increase by 1%, our interest expense would have increased by approximately $1.2 million on an annual basis.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operating effectiveness as of June 30, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)          Change in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

Starting on April 5, 2006, five putative class actions alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20 the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission have been filed in the United States District Court for the Eastern District of Pennsylvania, naming as defendants GMH Communities Trust, Gary M. Holloway, Sr., and Bradley W. Harris.  The complaints purport to bring claims on behalf of a class of purchasers of GMH securities during various periods, the longest of which is the period between October 28, 2004 and March 10, 2006.  By Orders filed January 22, 2007, the cases were consolidated, and lead plaintiffs and lead counsel were appointed.  A consolidated complaint alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed on March 19, 2007 against the same defendants for a class period between May 5, 2005 and March 10, 2006 based upon the Company’s restatement of certain financial results. In the January 22, 2007 Order, the Court ordered that the parties shall not file any dispositive motions before attending a settlement conference with the Magistrate Judge.  On June 1, 2007, motions to dismiss were filed by the defendants. On July 16, 2007, the lead plaintiffs filed a response to these motions to dismiss.  On August 6, 2007, the defendants filed a motion in support of their motion to dismiss. Discovery is stayed pending the disposition of any motion to dismiss.  The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to Plaintiff’s claims and intends to defend the class action lawsuit vigorously, no assurance can be given as to the outcome of this litigation. An adverse outcome could have a material adverse effect on our financial condition and results of operations.

On March 12, 2007, Stone Gate I LLC, Southview LLC, The Commons LLC, Seminole Ride LLC, LB&J Limited, Bruce Forbes, Lois Forbes and Jeff Forbes filed a complaint in the United States District Court for the Eastern District of Pennsylvania against GMH Communities Trust, GMH Communities, L.P., College Park Investments, LLC, Peach Grove Associates, LLC, Neff Avenue Associates, LLC, Gary M. Holloway, Sr., Bradley W. Harris and John DeRiggi.  The complaint alleges violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, Section 522(a) and 522(c) of the Virginia Securities Act and Sections 1-401 and 1-501 of the Pennsylvania Securities Act, as well as common law claims for fraud, fraud in the inducement, negligent misrepresentation and breach of contract.  The claims arise from the Company’s restatement of certain financial results upon which plaintiffs purportedly relied in selling properties to certain defendants.  In connection with the acquisition of the properties, Company entities purchased four student housing properties in exchange for a combination of cash, assumption of debt and the issuance of 1,940,282 units of limited partnership interests in our operating partnership valued at a total of approximately $76.8 million. The units of limited partnership interest were issued for a total value of approximately $27.5 million or $14.17 per unit of limited partnership interest. The defendants intend to file a response to this complaint in June 2007. On May 25, 2007, Stone Gate I, LLC and Southview LLC each filed a Memorandum of Lis Pendens in the Commonwealth of Virginia, Circuit Court of Rockingham County against the defendants (excluding the individual defendants, Messrs. Holloway, Harris and DeRiggi, who were not named in either Memorandum).  Discovery is stayed pending the disposition of any motion to dismiss. The parties have stipulated to extend the deadline for defendants’ response to the complaint pending mediation. The outcome of the litigation is uncertain, and while the Company believes that it has valid defenses to plaintiffs’ claims, and intends to defend the lawsuit vigorously, no assurance can be given as to the outcome of this litigation. An adverse outcome could have a material adverse effect on our financial condition and results of operations.

The Company also is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. Other than the matters described above, we are not involved in any other material litigation nor, to our knowledge, is any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 14, 2007. The number of votes represented at the annual meeting, in person or by proxy, was 38,283,205. At the meeting, our shareholders voted on the election of trustees.

Election of Trustees. The results of the vote on the election of nine trustees are set forth as follows, opposite their respective names:

Name	For	Withheld	Broker Non-votes
Gary M. Holloway, Sr.	34,102,515	4,180,690	0
Bruce F. Robinson	36,681,190	1,602,015	0
Frederick F. Buchholz	36,792,182	1,491,023	0
RADM James W. Eastwood (Ret)	36,829,344	1,453,861	0
Michael D. Fascitelli	36,744,050	1,539,155	0
Steven J. Kessler	34,035,595	4,247,610	0
Denis J. Nayden	36,834,831	1,448,374	0
Dennis J. O’Leary	31,974,008	6,309,197	0
Richard A. Silfen	33,981,618	4,301,587	0

Item 5.            Other Information

None.

Item 6.    Exhibits

Exhibit	Description of Document
10.1

Third Amendment to Loan Agreement, dated as of April 13, 2007, between GMH Communities, LP and Wachovia Bank, National Association. (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (333-142395), as filed with the Securities and Exchange Commission on April 25, 2007).

10.2

Note Purchase Agreement, dated May 7, 2007, between GMH Communities, LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.3

Series 2007 Taxable Note, dated May 7, 2007, issued by GMH Communities, LP. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.4

Trust Indenture, dated May 7, 2007, between GMH Communities, LP, as Issuer, and U.S. Bank Trust National Association, as Trustee. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.5

Guaranty Agreement, dated May 7, 2007, by GMH Communities Trust, GMH Military Housing, LLC, GMH Military Housing Investments, LLC and the other entities listed as signatories thereto, in favor of U.S. Bank Trust National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.6

Pledge and Security Agreement, dated May 7, 2007, by and among GMH Military Housing, LLC, GMH Military Housing Development, LLC, GMH Military Housing Management, LLC, GMH Military Housing Investments, LLC, GMH Communities, LP and the other entities listed as signatories thereto, and U.S. Bank Trust National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.7

Account Control Agreement and Security Agreement, dated May 7, 2007, between GMH Communities, LP, and the entities listed as signatories thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank Trust National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.8

GMH Communities Trust Non-qualified Deferred Compensation Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-145075) as filed with the Securities and Exchange Commission on August 2, 2007).

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

GMH COMMUNITIES TRUST

Date: August 9, 2007	/s/ Gary M. Holloway, Sr.
Gary M. Holloway, Sr.
Chairman, President and Chief Executive Officer

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

10.2

Note Purchase Agreement, dated May 7, 2007, between GMH Communities, LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.3

Series 2007 Taxable Note, dated May 7, 2007, issued by GMH Communities, LP. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.4

Trust Indenture, dated May 7, 2007, between GMH Communities, LP, as Issuer, and U.S. Bank Trust National Association, as Trustee. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.5

Guaranty Agreement, dated May 7, 2007, by GMH Communities Trust, GMH Military Housing, LLC, GMH Military Housing Investments, LLC and the other entities listed as signatories thereto, in favor of U.S. Bank Trust National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.6

Pledge and Security Agreement, dated May 7, 2007, by and among GMH Military Housing, LLC, GMH Military Housing Development, LLC, GMH Military Housing Management, LLC, GMH Military Housing Investments, LLC, GMH Communities, LP and the other entities listed as signatories thereto, and U.S. Bank Trust National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.7

Account Control Agreement and Security Agreement, dated May 7, 2007, between GMH Communities, LP, and the entities listed as signatories thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank Trust National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form S-11/A (File No. 333-142395, as filed with the Securities and Exchange Commission on June 5, 2007).

10.8

GMH Communities Trust Non-qualified Deferred Compensation Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-145075) as filed with the Securities and Exchange Commission on August 2, 2007).

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