Form 10-Q
period 2007-09-30
GMH Communities Trust
filed 2007-11-08
CIK 1293200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32290

GMH COMMUNITIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	201181390 (IRS Employer Identification No.)
10 Campus Boulevard, Newtown Square, PA (Address of Principal Executive Offices)	19073 (Zip Code)

        Registrant's Telephone Number, Including Area Code (610) 355-8000

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

        On November 8, 2007, 41,621,594 of the registrant's common shares of beneficial interest, $0.001 par value, were outstanding.

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

  •
  completion of any of our targeted student housing acquisitions or development projects, or commencement of operations for any of our pending military housing privatization projects, within our expected timeframe or at all;

  •
  our ability to obtain future financing arrangements on terms acceptable to us, or at all;

  •
  estimates relating to, and our ability to pay, future dividends;

  •
  our ability to qualify as a real estatement investment trust, or REIT, for federal income tax purposes;

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

        The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our management's current expectations include, but are not limited to:

  •
  the factors referenced in the sections of this report titled "Our Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations";

  •
  changes in our business strategy, including acquisition, sales, and development activities;

  •
  availability, terms and deployment of capital, including equity and debt financing;

  •
  availability of qualified and/or sufficient personnel;

  •
  failure to identify significant deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting that could occur in the future, and failure to effectively remediate any significant deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting once identified;

  •
  the adverse effects of pending material litigation;

  •
  unanticipated costs associated with the acquisition and integration of our student housing property acquisitions and development projects, and military housing privatization projects;

ii

  •
  the effects of military base realignment and closures, or deployments, on installations covered by our military housing privatization projects;

  •
  high leverage on the entities that own our military housing privatization projects;

  •
  reductions in government military spending;

  •
  changes in student population enrollment at colleges and universities or adverse trends in the off-campus student housing markets where our properties or development projects are located;

  •
  changes in the student and military housing industries, interest rates or the general economy;

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

iii

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

GMH COMMUNITIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Real estate investments:
Student housing properties	$1,413,790	$1,659,422
Accumulated depreciation	85,406	66,855

	1,328,384	1,592,567
Corporate assets:
Corporate assets	9,408	9,427
Accumulated depreciation	1,396	1,002

	8,012	8,425
Cash and cash equivalents	6,710	22,539
Restricted cash	20,805	16,955
Accounts and other receivables, net:
Related party	18,565	17,131
Third party	6,560	2,762
Investments in joint ventures
Military housing projects	51,666	37,987
Student housing properties	1,457	—
Deferred contract costs	6,361	2,344
Deferred financing costs, net	4,686	5,103
Lease intangibles, net	50	2,468
Deposits	7,419	907
Other assets	6,951	4,802

Total assets	$1,467,626	$1,713,990

LIABILITIES AND BENEFICIARIES' EQUITY
Notes payable	$962,913	$1,028,290
Note facility and line of credit	32,905	199,435
Accounts payable	7,851	3,213
Accrued expenses	30,754	27,257
Dividends and distributions payable	11,759	12,077
Other liabilities	11,207	28,446

Total liabilities	1,057,389	1,298,718
Minority interest	139,192	157,972
Commitments and contingencies (Note 10)	—	—
Beneficiaries' equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 41,621,594 and 41,567,146 issued and outstanding at September 30, 2007, and December 31, 2006, respectively	42	42
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	331,099	325,347
Cumulative earnings	29,908	1,324
Cumulative dividends	(90,004)	(69,413)

Total beneficiaries' equity	271,045	257,300

Total liabilities and beneficiaries' equity	$1,467,626	$1,713,990

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Rent and other property income	$45,157	$39,995	$141,828	$118,543
Expense reimbursements:
Related party	18,286	17,309	52,324	48,364
Third party	2,459	3,270	6,971	6,857
Management fees:
Related party	2,866	2,131	7,903	6,271
Third party	828	766	2,163	2,421
Other fee income-related party	9,202	5,616	22,775	15,877
Other income	176	110	601	250

Total revenue	78,974	69,197	234,565	198,583
Operating Expenses:
Property operating expenses	25,995	23,553	68,052	56,862
Reimbursed expenses	20,745	20,579	59,295	55,221
Real estate taxes	3,929	3,869	13,324	11,529
Administrative expenses	3,834	4,123	12,610	13,134
Securities litigation and Audit/Special Committee expenses	1,638	1,822	2,227	6,698
Depreciation and amortization	10,798	9,632	33,911	28,756
Interest	14,072	12,129	47,292	33,271

Total operating expenses	81,011	75,707	236,711	205,471

Gain on sales to joint ventures	1,094	—	22,868	—

Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	(943)	(6,510)	20,722	(6,888)
Equity in earnings of unconsolidated entities	890	460	3,149	2,850

Income (loss) from continuing operations before income taxes and minority interest	(53)	(6,050)	23,871	(4,038)
Income taxes	2,339	1,307	5,191	3,494

Income (loss) from continuing operations before minority interest	(2,392)	(7,357)	18,680	(7,532)
Minority interest (income) loss attributable to continuing operations	1,022	3,209	(8,082)	3,285

Net Income (loss) from continuing operations	(1,370)	(4,148)	10,598	(4,247)
Discontinued Operations:
Income (loss) from discontinued operations before minority interest	60	(255)	2,224	1,010
Gain on sale of student housing properties	9,965	—	29,355	—
Minority interest (income) loss attributable to discontinued operations	(4,282)	111	(13,593)	(456)

Income (loss) from discontinued operations	5,743	(144)	17,986	554

Net income (loss)	$4,373	$(4,292)	$28,584	$(3,693)

Earnings (loss) per common share-basic
Continuing operations	$(0.03)	$(0.10)	$0.26	$(0.10)
Discontinued operations	$0.14	$0.00	$0.43	$0.01

	$0.11	$(0.10)	$0.69	$(0.09)

Earnings (loss) per common share-diluted
Continuing operations	$(0.03)	$(0.10)	$0.26	$(0.10)
Discontinued operations	$0.14	$0.00	$0.43	$0.01

	$0.11	$(0.10)	$0.69	$(0.09)

Weighted-average shares outstanding during the period:
Basic	41,552,942	41,491,841	41,517,441	40,678,959

Diluted	72,589,218	73,127,527	72,940,859	73,408,044

Common share dividend declared per share	$0.165	$0.2275	$0.495	$0.6825

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES' AND OWNER'S EQUITY
(in thousands, except number of shares and per share information)

	Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Cumulative Earnings	Cumulative Dividends
Balance at December 31, 2006	41,567,146	$42	$325,347	$1,324	$(69,413)
Dividends ($0.495 per common share)	—	—	—	—	(20,591)
Shares issued to non-employee trustees	14,448	—	—	—	—
Shares issued upon conversion of limited partnership units	40,000	—	212	—	—
Redemption of limited partnership units	—	—	5,248	—	—
Amortization of share compensation	—	—	292	—	—
Net income for nine months ended September 30, 2007	—	—	—	28,584	—

Balance at September 30, 2007	41,621,594	$42	$331,099	$29,908	$(90,004)

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$28,584	$(3,693)
Minority interest	21,675	(2,829)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Gain on sales to joint ventures	(22,868)
Gain on sale of student housing properties	(29,355)
Depreciation	31,223	24,630
Amortization:
Lease intangibles	2,257	4,416
Investment in military housing projects	411	318
Notes payable fair value adjustment	(2,394)	(1,879)
Deferred loan costs	2,610	1,027
Restricted shares	292	167
Allowance for doubtful accounts	1,284	2,213
Equity in earnings of unconsolidated entities in excess of distributions received	(953)	(667)
Changes in operating assets and liabilities from continuing operations:
Restricted cash	(3,850)	(5,597)
Accounts and other receivables	(6,546)	39
Deferred contract costs	(4,017)	(696)
Deposits and other assets	(2,290)	(8,143)
Accounts payable	4,790	(1,434)
Accrued expenses and other liabilities	(2,395)	18,684
Net cash provided by discontinued operations	(515)	1,699

Net cash provided by operating activities	17,943	28,255

Cash flows from investing activities:
Property acquisitions	(5,965)	(119,035)
Property dispositions	133,717
Capitalized expenditures	(10,187)	(38,983)
Distributions received in excess of earnings of unconsolidated entities	1,124	871
Investments and deposits in military housing projects	(20,600)	—
Investment in student housing joint venture	(2,805)	—
Discontinued operations	(101)	(345)

Net cash used in investing activities	95,183	(157,492)

Cash flows from financing activities:
Owner distributions	(36,229)	(49,177)
Redemption of unitholders	(19,674)	(45)
Proceeds from note facility/line of credit	136,405	128,000
Repayment of note facility/line of credit	(302,935)	(36,000)
Proceeds from notes payable	144,297	95,567
Repayment of notes payable	(48,061)	(3,355)
Payment of financing costs	(2,572)	(844)
Discontinued operations	(186)	(42)

Net cash provided by financing activities	(128,955)	134,104

Net increase (decrease) in cash and cash equivalents	(15,829)	4,867
Cash and cash equivalents, beginning of period	22,539	2,240

Cash and cash equivalents, end of period	$6,710	$7,107

Supplemental information:
Real estate acquired by assuming debt, including debt premium	$—	$83,341

Cash paid for interest	$49,656	$20,846

Cash paid for taxes	$3,757	$2,272

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

1. Organization and Basis of Presentation

Organization

        GMH Communities Trust (the "Trust," the "Company," or sometimes referred to as "we") conducts substantially all of its operations through its operating partnership, GMH Communities, LP, a Delaware limited partnership (the "Operating Partnership"). As of September 30, 2007, the Operating Partnership had 71,265,929 units of partnership interest outstanding, of which the Trust owned 41,040,425 units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of September 30, 2007, there were 29,644,335 units of limited partnership interest outstanding that were not owned by the Company.

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

Basis of Presentation

        The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2006, which has been derived from audited data, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial position of the Company as of September 30, 2007, the results of its operations for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 and its cash flows for the nine-month periods ended September 30, 2007 and September 30, 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Real Estate Investments and Corporate Assets

        We carry real estate investments and corporate assets at cost, net of accumulated depreciation. Cost of acquired assets includes the purchase price and related closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with SFAS No. 141, Business Combinations ("SFAS 141"). We estimate fair value based on information obtained from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, and other market data.

        The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less. Accumulated amortization related to intangible lease costs was $10,000 at September 30, 2007 and $2.0 million at December 31, 2006.

        We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings, including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. Commencing towards the end of the second quarter and more significantly during the third quarter of each fiscal year, the Company typically will experience an increase in property operating expenses over other quarters as a result of repair and maintenance expenditures relating to turnover of units at student housing properties. The Company's student housing lease terms generally commence in August and September to coincide with the beginning of the academic year for the various institutions. Accordingly, the Company expects to incur a majority of its repair and maintenance costs in the second and third quarters to prepare for new residents.

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

        Accounts receivable are presented net of the allowance for doubtful accounts of $229,000 and $331,000 at September 30, 2007 and December 31, 2006, respectively.

Deferred Financing Costs

        Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $1.6 million and $2.9 million at September 30, 2007 and December 31, 2006, respectively.

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

Deposits

        Deposits primarily consist of amounts paid to third parties in connection with planned acquisitions or joint venture transactions, amounts paid to lenders that provide related financing or the refinancing of existing loans and deposits paid to utility companies. At September 30, 2007, deposits consisted of $6.75 million held in escrow for the Company's equity contribution in its Navy Southeast Region military housing privatization project, which funds were released in connection with the project's commencement of operations on October 1, 2007; $320,000 for other planned acquisitions; and other deposits totaling $349,000. At December 31, 2006, deposits for other planned acquisitions totaled $155,000 and other deposits totaled $752,000.

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

        The carrying value and fair value of fixed-rate notes payable at September 30, 2007 were both approximately $0.9 million. Fair value was estimated using rates the Company believed were available to it as of September 30, 2007 for debt with similar terms. The carrying value of variable-rate notes payable approximates fair value at September 30, 2007.

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

Military Housing Segment

        Standard and incentive management fees, which are based on a percentage of effective gross revenue generated by the military housing privatization projects from the basic allowance for housing (BAH) provided by the government to service members are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied. Accrued and unbilled incentive management fees of $1.7 million and $1.0 million are included in accounts receivable—related party at September 30, 2007 and December 31, 2006, respectively.

        Standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of houses according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. Accrued and unbilled incentive development and construction/renovation fees of $3.5 million and $2.3 million are included in accounts receivable—related party at September 30, 2007 and December 31, 2006, respectively. In addition, the Company may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are (i) paid in proportion to the amount of pre-construction/renovation costs incurred by us for the project, and (ii) recognized as revenue upon performance of the pre-construction/renovation services.

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

        Business development fees are earned from one of the Company's construction partners in connection with its military housing projects. These fees consist of an (i) annual base fee, and (ii) additional fee which is paid on a monthly basis. The fees are recognized on a straight-line basis over the term of the agreement, which is generally one year.

        The Company earns equity returns on its investments in military housing projects. During the initial development period ("IDP") for certain of our projects, the equity returns are a fixed percentage of our investment and subsequent to the IDP for a project, the equity returns are based on a fixed percentage of our investment and on the project's net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of September 30, 2007, only the Fort Carson project had passed its IDP.

        Expense reimbursements are comprised primarily of renovation expenses and property management expenses, the costs of which are reimbursed by the military housing projects to which they relate. The expenses include payments to third parties for renovation services, and include salaries and related costs of the Company's employees that are managing the renovation and property management services. The Company accrues expense reimbursements as the related expenses are incurred.

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

Investments in Military Housing Projects and Student Housing Joint Ventures

        The Company owns equity interests in the joint ventures that own our military housing projects with the U.S. military to design, develop, construct/renovate and manage the military family housing located on or near various bases throughout the United States. In addition the Company also owns equity interests in two joint ventures that own student housing properties. The Company evaluates its investments in these joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity ("VIE") as defined under FASB Financial Interpretation No. 46 (as revised) ("FIN 46(R)"). The Company has concluded that each of the joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. The Company records its investments in joint ventures in accordance with the equity method of accounting. The Company's investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what the Company would receive from the joint venture in the event that the project were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture's operating agreement. The Company has exposure to loss to the extent of its investments, if any, and any receivables due from the military projects or joint ventures.

Income Taxes

        The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2004. To continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. We believe we are organized and operate in a manner that allows us to qualify for taxation as a REIT under the Code, and it is our intention to adhere to these requirements and maintain the Company's REIT status in the future. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, other than with respect to the Company's taxable REIT subsidiaries.

Securities Litigation and Audit/ Special Committee Expenses

  2007

        In April 2006, a class action lawsuit was filed against the Company and certain current and former executive officers of the Company, which claims were brought on behalf of purchasers of the Company's common shares of beneficial interest between May 5, 2005 and March 10, 2006. The class action suit was initiated following the Company's announcement of the restatement of its financial statements for the first three quarters of 2005. In addition, in March 2007, certain holders of units of limited partnership interest in the Operating Partnership filed a lawsuit against the Company and certain current and former executive officers of the Company alleging securities claims similar to those under the class action lawsuit. The Company has reached a final settlement with the plaintiffs in both of these litigation matters, provided that the settlement terms relating to the class action lawsuit are subject to final approval by the Eastern District Court of Pennsylvania. (See Note 10) Settlement charges and related legal expenses for the three and nine months ended September 30, 2007 were approximately $1.6 million and $2.2 million, respectively, and are reported in Securities Litigation and Audit/Special Committee expenses on the accompanying consolidated statements of operations.

  2006

        During the first quarter of 2006, the Audit Committee of our Board of Trustees initiated an investigation promptly following receipt of a letter from the Company's former chief financial officer, alleging, among other things, a "tone-at-the-top" problem within management, and raising concerns regarding various accounting methodologies that were being considered by management in connection with certain transactions that occurred in the fourth quarter of 2005. The Audit Committee conducted the investigation with the assistance of independent legal counsel, as well as a forensic accounting firm retained by the Audit Committee's counsel. The investigation was completed during the third quarter of 2006.

        During 2006, the Board of Trustees formed a Special Committee to explore strategic alternatives for the Company. The Special Committee was disbanded in December 2006.

        The Company incurred significant legal, accounting, financial advisory as well as committee fees in connection with the securities litigation, and both the Audit Committee investigation and activities of the Special Committee. All costs have been expensed as incurred and are reported in Securities Litigation and Audit/Special Committee expenses on the accompanying consolidated statements of operations. There were no costs incurred during 2007 relating to the Audit and Special Committees.

Adoption of Recent Accounting Pronouncements

        Effective January 1, 2007, we adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Under FIN 48, the Company determined that there were no uncertain tax positions recognized in the consolidated financial statements and therefore there was no impact of the adoption of FIN 48 on its consolidated financial statements.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact, if any, this statement will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides entities with an option to measure many financial assets and liabilities and certain other items at fair value as determined on an instrument-by-instrument basis. The Company has not yet evaluated the impact, if any, this standard might have on the Company's consolidated financial statements once it becomes effective on January 1, 2008.

Reclassifications

        Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.

3. Real Estate Investments

        Included in real estate investments as of September 30, 2007, are 64 student housing properties that the Company owns, located near 41 colleges and universities in 23 states. These 64 properties contain an aggregate of 38,510 beds. At December 31, 2006, included in real estate investments were 77 student housing properties, which included two student housing properties we had an ownership interest in. The Company's investment in student housing properties at September 30, 2007 and December 31, 2006 was as follows (in thousands):

	September 30, 2007	December 31, 2006
Land	$149,136	$168,579
Building and improvements	1,218,440	1,444,349
Residential furniture and appliances	44,339	44,902
Construction in progress	1,875	1,592

	$1,413,790	$1,659,422

4. 2007 Acquisitions and Dispositions

  2007 Third Quarter Acquisitions

        On August 1, 2007, the Company completed the acquisition of a 264-bed student housing property for an aggregate purchase price of $11.2 million. This property is located in Valdosta, GA adjacent to one of the Company's existing student housing properties. The Company paid $4.7 million from previously escrowed cash and the remaining purchase price was financed through the placement of new mortgage debt on both properties aggregating $29.0 million. The combined net proceeds after closing costs of approximately $22.4 million from acquisition and mortgage financing were used to repay outstanding indebtedness under the Company's Note Facility (see Footnote 8) and for general working capital purposes. The Company ascribed $60,000 of the aggregate purchase price to the fair value of in-place leases acquired.

  2007 Third Quarter Dispositions

        On July 3, 2007, the Company completed the sale of the fifth and final property covered under an agreement with SCI Real Estate Investments LLC to sell a total of five student housing properties. The initial four property sales were completed during the second quarter of 2007, as referenced below. The Company received net proceeds of approximately $12.4 million from this fifth property sale, after the buyer's assumption of existing mortgage debt on the property totaling approximately $11.4 million, and recognized a gain of approximately $6.0 million.

        On July 12, 2007, the Company completed the sale of a student housing property to Horizon Realty Advisors and received net proceeds of approximately $9.9 million, after the buyer's assumption of existing mortgage debt on the property totaling approximately $16.1 million, and recognized a gain of approximately $4.0 million.

        The Company used the net proceeds from these two sale transactions for repayment of debt under its Note Facility and for general working capital purposes.

  2007 Second Quarter Dispositions

        During the second quarter of 2007, the Company entered into a joint venture transaction with Fidelity Real Estate Group, a unit of Pyramis Global Advisors, a Fidelity Investments Company, encompassing six student housing properties. Under the joint venture structure, the Company completed the transfer of its 100% interest in six student housing properties into the joint venture entity during the second quarter of 2007, which is now owned 90% by Fidelity and 10% by the Company. The Company recognized a partial gain of $21.8 million and a deferred gain of $2.4 million in connection with this transaction. As part of the transaction, the joint venture entity simultaneously placed new mortgage indebtedness on five of the properties in an aggregate amount of approximately $88.0 million, and assumed previously existing mortgage indebtedness on a sixth property in the amount of approximately $4.6 million. The new mortgage debt has a five-year term and requires interest-only payments at a fixed rate of approximately 5.52%. After the extinguishment of previously existing mortgage indebtedness on the properties of approximately $50.9 million, the Company received net proceeds from both the Fidelity equity contribution and the new mortgage debt totaling approximately $61.3 million, and used those proceeds to repay $56.1 million indebtedness outstanding under the Company's former line of credit and $5.2 million indebtedness outstanding under the Company's current Note Facility. Under the terms of the joint venture, the Company will continue to manage the properties and receive management fees.

        Also during the second quarter of 2007, the Company completed the sale of the initial four student housing properties covered under its agreement with SCI Real Estate Investments LLC, as described above. The Company received an aggregate of approximately $45.1 million in net proceeds from these initial sales, after the repayment of existing mortgage debt on the properties totaling approximately $57.3 million, and recognized a gain of $19.4 million. The sales agreement contains certain contingent purchase price considerations that can be earned based on certain net rental income targets being met as defined in the agreement. Total amount of potential contingent consideration is $1.5 million and can be earned through August 2009. A portion of the net proceeds was used to repay indebtedness outstanding under the Company's Note Facility.

5. Investments in Military Housing Projects

        We record our investments in joint ventures under our military housing projects in accordance with the equity method of accounting. Our investment is initially recorded at cost, and subsequently adjusted at each balance sheet date to an amount equal to what we would receive from the joint venture in the event that it were liquidated at net book value as of that date, assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and the priority of returns set forth under, the joint venture's operating agreement. The terms of the various agreements generally provide for the payment to the Company of an agreed upon return on the Company's invested capital and a return of the Company's invested capital prior to the distribution of any amounts to the government entity that is a member of the joint venture.

        As of September 30, 2007, of the Company's joint venture entities in which it had ownership interests relating to military housing projects in operation as of that date, the Company had invested capital in the joint ventures as discussed below.

        On February 6, 2007, the Company closed on the Air Education and Training Command ("AETC") Group I project with the Department of the Air Force. This military housing privatization project covers four bases and 2,875 end-state housing units. The AETC Group I project represents the Company's first military housing project with the Department of the Air Force. The 50-year term of the project commences with a five-year IDP that includes the design, construction and/or renovation of, as well as the overall management and operational responsibilities over the end-state housing units. The Company invested $8.0 million for its 80% interest in the partnership that owns the rights to the AETC Group I project. The Company has concluded that this joint venture is a variable interest entity (VIE) as defined under FIN 46(R) and that the Company is not the primary beneficiary. The primary beneficiary is a non-equity partner in the joint venture that is more closely associated with the VIE. The Company earns a preferred return on its investment in AETC Group I. The preferred return will accrue, but not be paid, until the end of the IDP for the project which is in January 2012. The carrying value of this investment was $8.6 million at September 30, 2007.

        In November 2004, the Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC's 10% interest is accounted for as minority interest and is included in other liabilities. In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC is entitled to a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the IDP for the project in October 2010. The carrying value of this investment was $13.4 million at September 30, 2007 and $12.7 million at December 31, 2006.

        During the first quarter of 2007, the Company contributed $5.9 million and Benham Military Communities, LLC contributed $0.6 million, to their joint venture, GMH/Benham Military Communities LLC. The joint venture then used these funds to make a required $6.5 million equity contribution to FDWR Parent LLC, which operates our Fort Detrick/Walter Reed Medical Center military housing project. The Company has a 90% interest, and Benham has a 10% interest, in GMH/Benham Military Communities LLC, which is entitled to a preferred return on its investment in FDWR Parent LLC, commencing after the end of the IDP for the project. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. The 10% interest held by Benham Military Communities, LLC is accounted for as minority interest and is included in other liabilities. The carrying value of this investment was $5.9 million at September 30, 2007.

        The acquisition of our ownership interests in the joint venture that owns a 10% interest in Fort Carson Family, LLC and has the rights to exclusively negotiate the Fort Eustis/Fort Story military housing project was recorded at the fair value of the consideration paid in the amount of $31.0 million. The underlying book value of the equity on the acquisition date was approximately $11.5 million. The remaining $19.5 million of this investment is being amortized based on the then current fiscal year revenue as a percentage of the estimated revenue to be earned over the remaining lives of the projects, which are 45 years for the Fort Carson project and 50 years for the Fort Eustis/Story project. Amortization expense was $154,000 and $84,000 for the three months ended September 30, 2007 and 2006, respectively, and $412,000 and $318,000 during the nine months ended September 30, 2007 and 2006, respectively. The accumulated amortization of the excess purchase price was $1.1 million and $0.7 million at September 30, 2007 and December 31, 2006, respectively. The carrying value of this investment was $23.8 million at September 30, 2007 and $25.3 million at December 31, 2006. The Company is entitled to a preferred return on its investment in Fort Carson Family Housing LLC, plus 50% of the project's net operating income, which will decrease to 30% and 15% in 2012 and 2016, respectively. After 2016 and through 2025, the Company's returns on its investments are subject to an annual maximum amount of $1.75 million. The project began repaying the Company's initial investment in Fort Carson Family Housing LLC in July 2005. The equity is expected to be completely repaid by 2015. During the three months ended September 30, 2007 and 2006, the Company received $1.0 million and $2.5 million, respectively; and during the nine months ended September 30, 2007 and 2006, the Company received $3.3 million and $3.1 million, respectively of equity distributions from Fort Carson Family Housing LLC.

        The following is a summary of the financial position of the unconsolidated Fort Carson Family Housing LLC (in thousands):

	September 30, 2007	December 31 2006
Net Property	$177,257	$162,106
Other Assets	$113,865	$132,020
Notes Payable	$258,955	$260,730
Other Liabilities	$7,036	$5,160
Equity	$25,131	$28,236
Company's Share of Equity	$5,355	$6,479

        The following is a summary of the results of operations of the unconsolidated Fort Carson Family Housing LLC (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$7,973	$7,117	$23,189	$22,964
Operating Expenses	$2,694	$3,462	$9,138	$9,508
Interest Expense, net	$3,309	$2,834	$8,843	$8,463
Depreciation and amortization	$1,840	$1,834	$5,519	$5,518
Net Income (loss)	$130	$(1,103)	$(311)	$(525)

6. Investment in Student Housing Joint Ventures

        In April 2007, the Company entered into a joint venture with Fidelity Real Estate Group, pursuant to which the Company transferred its 100% interest in six student housing properties into the joint venture in exchange for cash and a 10% interest in the joint venture. As part of the transaction, the Company recorded a deferred gain of approximately $2.4 million. The carrying value of this investment, net of the deferred gain is approximately $213,000 at September 30, 2007.

        In August 2005, the Company entered into a joint venture with an institutional investor to develop and construct two student housing properties which were completed in August 2006. The Company contributed land to the joint venture in exchange for its 10% interest and cash. The Company had an option to acquire the properties which expired in August 2007. As a result of the purchase option, the initial sales transaction did not qualify for sale treatment under SFAS No. 66, "Accounting for Sales of Real Estate". The initial transaction had been previously accounted for as a financing arrangement, whereby the Company recorded the real estate as an asset, depreciated the property, and recorded a financing obligation. Upon the expiration of the purchase option, during the third quarter of 2007, the Company recognized sale treatment on the recorded assets, which resulted in a gain of $1.1 million. The gain is included in the gain on sales to joint ventures on the accompanying consolidated statement of operations, and the Company also recognized its 10% investment in the joint venture. In addition, upon the recognition of the sale the Company also recognized $1.7 million of previously deferred development fees relating to the development activities of the joint venture, as well as approximately $192,000 of deferred management fees. The carrying value of this investment at September 30, 2007 was approximately $1.3 million.

7. Notes Payable

        At September 30, 2007, notes payable totaling $963 million were secured by 62 student housing properties, and our corporate office. The net carrying value of these encumbered properties was $1.3 billion at September 30, 2007. These notes payable had a weighted average interest rate of 5.37%, a weighted average maturity of 6.92 years, mature at various dates between May 2008 and June 2024 and require monthly payments of principal and interest or monthly payments of interest only.

8. Note Facility

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

        The notes have a term through April 30, 2010 and bear interest at LIBOR plus 1.75%. The notes require monthly payments of interest only, and are secured solely by the fees and equity returns the Company receives in connection with the military housing projects in operation as of the effective date of the Note Facility, as well as the Company's Navy Southeast Region project and Fort Jackson project that were under exclusive negotiations as of the date of commencement of the Note Facility. As of September 30, 2007, the Company had approximately $32.9 million in principal amount of notes outstanding under the Note Facility, bearing interest at 6.88%.

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

        Shared costs for human resources, information technology, office equipment and furniture, and certain management personnel are allocated to the various entities owned or controlled by Mr. Holloway, using assumptions based on headcount that management believes are reasonable. The allocation of such costs to other entities owned or controlled by Mr. Holloway during the three months and nine months ended September 30, 2007 totaled $39,000 and $135,000 respectively, and totaled $40,000 and $124,000 during the three and nine months ended September 30, 2006 and are reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.

        The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway. Rental income from these entities totaled $39,000 and $35,000 during the three months ended September 30, 2007 and 2006 and $117,000 and $113,000 during the nine months ended September 30, 2007 and 2006 respectively. These amounts are included in other property income in the accompanying consolidated statements of operations.

        Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to certain student housing properties and military housing projects that we have acquired or refinanced. In connection with the purchase of title insurance for these student housing properties and military housing projects, premiums were paid to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title insurance companies paid to Bryn Mawr Abstract, Inc. $162,000 during the nine months ended September 30, 2007 and $39,000 and $226,000 during the three and nine months ended September 30, 2006, respectively, for providing title abstract services. There were no fees paid during the three months ended September 30, 2007.

        Mr. Holloway owns Corporate Flight Services, LLC, an entity that provides private aircraft services. The Company paid Corporate Flight Services, LLC for use of its aircraft equal to approximately $230,000 and $817,000 during the three and nine months ended September 30, 2007, respectively, and $371,000 and $871,000, respectively, during the three and nine months ended September 30, 2006.

        The Company earned management fees from properties in which Mr. Holloway was an investor until December 2006. During the three months and nine months ended September 30, 2006 such income totaled $37,000 and $74,000 respectively.

        The Company earned management fees during 2007 from eight student housing properties held in a joint venture in which the Company retains an ownership interest. During the three and nine month periods ended September 30, 2007 such income totaled $372,000 and $489,000 respectfully, after elimination of our ownership interest.

        The Company received $800,000 of structuring fees during the nine months ended September 30, 2007, relating to the formation of a joint venture in which the Company has a 10% interest. The Company has recognized $720,000 of fee income in other fee income—related party in the accompanying consolidated statement of operations, after elimination of its 10% interest.

        The Company recognized $1.7 million during the three and nine months ended September 30, 2007 of previously deferred development fees earned on its development activities on two properties held in a joint venture. Such income is included in other fee income-related party in the accompanying consolidated statement of operations.

        The Company is reimbursed by the joint ventures relating to certain of its military housing projects, and student housing properties, in which the Company has an ownership interest, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. In addition, during 2006, the Company also received reimbursements for similar costs relating to student housing properties under the Company's management in which Mr. Holloway was an investor through December 2006. The reimbursement of these costs is included in expense reimbursements—related party in the accompanying consolidated and combined statements of operations Such expense reimbursements relating to these military housing projects and student housing properties totaled $18.2 million and $52.2 million, respectively, during the three and nine months ended September 30, 2007, and $17.3 million and $48.2 million during the three and nine months ended September 30, 2006.

10. Commitments and Contingencies

        As of September 30, 2007, the Company had agreements to acquire 13 parcels of land for the development of a future student housing property for an aggregate purchase price of $6.7 million and had placed deposits related to such acquisitions totaling approximately $320,000.

        With regard to military housing projects at Army bases, depending on the terms of each respective agreement, the Company is either required to fund its portion of the equity commitment to the project's joint venture (i) after all other sources of funding for the project have been expended or (ii) after the initial development period is completed. With respect to the Company's Navy Northeast Region project and AETC Group I project, however, the Company was required to fund the equity commitments at commencement of the projects. With respect to the Company's Fort Detrick/Walter Reed Medical Center project, the Company was required to fund its equity commitment during the first quarter of 2007. In connection with finalizing the agreements with the DoD for the Company's military housing projects, the Company has committed to contribute the following aggregate amounts as of September 30, 2007 (in thousands):

2007	$1,980
2010	6,600
2011	12,510
2012	6,300

Total	$27,390

        In connection with the development, management, construction and renovation agreements for certain of the military housing projects, the Company guarantees the completion of its obligations under the agreements. The guaranties require the Company to fund any costs in excess of the amounts budgeted in the underlying development, management, construction and renovation agreements. The maximum exposure to the Company on these guaranties cannot be determined at this time. Management believes that these guaranties will not have a material adverse impact on the Company's financial position or results of operations.

        Under the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2007.

        On October 1, 2007 the Company contributed $6.75 million and Balfour Beatty Realty Construction LLC contributed $750,000 to their joint venture, GMH Military Housing-Navy Southeast LLC. The joint venture then used these funds to make a required $7.5 million equity contribution to Southeast Housing LLC, which began operating the Navy Southeast Region Project on October 1, 2007. The Company expects that financing for the construction, development and renovation of end-state housing units under the project will be completed during the fourth quarter of 2007, at which time the project will enter into agreements covering the final construction/development and renovation terms for the project and will commence provision of construction/development and renovation services. On July 20, 2007, the Company entered into an agreement with Balfour Beatty Construction, LLC, under which the parties have agreed to share costs incurred during the exclusive negotiations period, and for the Company to share costs incurred by Balfour Beatty for architectural, engineering, and other site services in preparation for the project's commencement. In the event that the project fails to achieve final closing on the financing for the project, while not anticipated, the Company estimates that its commitment to reimburse Balfour Beatty for these costs would be approximately $2.6 million.

        As of November 2, 2007, the Company entered into a settlement agreement with the lead plaintiffs in connection with a class action lawsuit alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, and Rule 10b-5. The class action lawsuit had been filed in the United States District Court for the Eastern District of Pennsylvania, naming as defendants GMH Communities Trust, Gary M. Holloway, Sr., and

Bradley W. Harris and purported to bring claims on behalf of a class of purchasers of GMH securities between May 5, 2005 and March 10, 2006 based upon the Company's restatement of certain financial results. The settlement agreement has been submitted with the Court for approval. Under the terms of the settlement agreement, all claims against the Company and related defendants would be dismissed without admission or presumption of liability or wrongdoing. The settlement agreement is contingent upon various conditions, including, but not limited to, final approval by the Court after notice to the class. The Company can provide no assurance that the settlement agreement will be approved by the Court; and in the event the settlement is not approved, the Company would be required to continue to defend itself against the action. The Company recognized a charge of $900,000 during the third quarter of 2007 in connection with the terms of this settlement, which amount represents the portion of the settlement amount paid by the Company and is reflected in accrued liabilities in the accompanying consolidated balance sheet.

        On September 4, 2007, the Company entered into a settlement and mutual release agreement in connection with a lawsuit that had been brought by Stone Gate I LLC, Southview LLC, The Commons LLC, Seminole Ride LLC, LB&J Limited, Bruce Forbes, Lois Forbes and Jeff Forbes. The plaintiffs had filed the original complaint on March 12, 2007 in the United States District Court for the Eastern District of Pennsylvania against GMH Communities Trust, GMH Communities, L.P., College Park Investments, LLC, Peach Grove Associates, LLC, Neff Avenue Associates, LLC, Gary M. Holloway, Sr., Bradley W. Harris and John DeRiggi. The complaint alleged violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, Section 522(a) and 522(c) of the Virginia Securities Act and Sections 1-401 and 1-501 of the Pennsylvania Securities Act, as well as common law claims for fraud, fraud in the inducement, negligent misrepresentation and breach of contract. The claims arose from the Company's restatement of certain financial results upon which plaintiffs purportedly relied in selling properties to certain defendants. In connection with the acquisition of the properties, Company entities purchased four student housing properties in exchange for a combination of cash, assumption of debt and the issuance of 1,940,282 units of limited partnership interests in the Operating Partnership valued at a total of approximately $76.8 million. The units of limited partnership interest were issued for a total value of approximately $27.5 million or $14.17 per unit of limited partnership interest. On May 25, 2007, Stone Gate I, LLC and Southview LLC each also had filed a Memorandum of Lis Pendens in the Commonwealth of Virginia, Circuit Court of Rockingham County against the defendants (excluding the individual defendants, Messrs. Holloway, Harris and DeRiggi, who were not named in either Memorandum). Under the terms of the settlement and release, the action has been dismissed with prejudice, the lis pendens has been marked as satisfied, and the plaintiffs have agreed to a full release of the Company and all other defendants. Also as part of the settlement terms, the Company's operating partnership has completed the redemption of all of the plaintiffs' units of limited partnership interest in exchange for a cash payment calculated in accordance with the redemption terms set forth under the Company's operating partnership agreement. The Company recognized a charge of $184,000 during the third quarter of 2007 in connection with the final settlement, which amount represents the portion of the settlement amount paid by the Company that was above the cash redemption price otherwise due to plaintiffs upon redemption of their units under the terms of the Operating Partnership agreement.

        The Company also is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. Other than the matters described above, we are not involved in any other material litigation nor, to our knowledge, is any material litigation pending or threatened against us. The maximum exposure to the Company relating to these matters cannot be determined at this time. Management believes that the disposition of these routine litigation matters will not have a material adverse impact on the Company's financial position or results of operations.

11. Segment Reporting

        The Company is comprised of four reportable segments: (1) student housing—owned properties (2) student housing—management, (3) military housing, and (4) corporate. The operating results of our student housing—owned properties and student housing—management, which included our acquisitions department, had been previously classified as one segment. The acquisitions department is now included in the corporate segment. The segment data for 2006 has been restated to conform to the current year's presentation. The corporate segment also includes the corporate overhead and other service departments. The Company's management evaluates each segment's performance based upon net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended September 30, 2007
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$45,118	—	—	$39	—	$45,157
Expense reimbursements:
Related party	—	461	17,774	51	—	18,286
Third party	691	1,768	—	—	—	2,459
Management fees:
Owned properties	—	1,905	—	—	(1,905)	—
Related party	—	372	2,494	—	—	2,866
Third party	—	828	—	—	—	828
Other fee income—related party	—	1,738	7,464	—	—	9,202
Other income	30	—	20	126	—	176

Total revenue	45,839	7,072	27,752	216	(1,905)	78,974
Operating Expenses:
Property operating expense	22,648	1,192	2,155	—	—	25,995
Intercompany management fee	1,905	—	—	—	(1,905)	—
Reimbursed expenses	691	2,229	17,774	51	—	20,745
Real estate taxes	3,905	—	—	24	—	3,929
Administrative expenses	—	—	—	3,834	—	3,834
Securities litigation and Audit/Special Committee expenses	—	—	—	1,638	—	1,638
Depreciation and amortization	10,355	141	170	132	—	10,798
Interest	13,748	—	—	324	—	14,072

Total operating expenses	53,252	3,562	20,099	6,003	(1,905)	81,011
Gain on sales to joint ventures	1,094	—	—	—	—	1,094

Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	(6,319)	3,510	7,653	(5,787)	—	(943)

Equity in earnings (loss) of unconsolidated entities	(175)	—	1,065	—	—	890

Income (loss) from continuing operations before income taxes and minority interest	(6,494)	3,510	8,718	(5,787)	—	(53)
Income tax expense	—	249	2,090	—	—	2,339

Income (loss) before minority interest	(6,494)	3,261	6,628	(5,787)	—	(2,392)
Minority interest (income) loss attributable to continuing operations	—	—	—	1,022	—	1,022

Net income (loss) from continuing operations	(6,494)	3,261	6,628	(4,765)	—	(1,370)

Discontinued Operations:
Income from discontinued operations before minority interest	56	4	—	—	—	60
Gain on sale of student housing properties	9,965	—	—	—	—	9,965
Minority interest (income) loss attributable to discontinued operations	—	—	—	(4,282)	—	(4,282)

Income from discontinued operations	10,021	4	—	(4,282)	—	5,743

Net income (loss)	$3,527	$3,265	$6,628	$(9,047)	$—	$4,373

	Three Months Ended September 30, 2006
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$39,960	—	—	$35	—	$39,995
Expense reimbursements:
Related party	—	46	17,273	(10)		17,309
Third party	1,305	1,965	—	—	—	3,270
Management fees:
Owned properties	—	1,753	—	—	(1,753)	—
Related party	—	37	2,094	—	—	2,131
Third party	—	766	—	—	—	766
Other fee income—related party	—	—	5,616	—	—	5,616
Other income	39	7	23	41	—	110

Total revenue	41,304	4,574	25,006	66	(1,753)	69,197
Operating Expenses:
Property operating expense	20,276	1,760	1,517	—	—	23,553
Intercompany management fee	1,753	—	—	—	(1,753)	—
Reimbursed expenses	1,305	2,011	17,273	(10)	—	20,579
Real estate taxes	3,845	—	—	24	—	3,869
Administrative expenses	—	—	—	4,123	—	4,123
Securities litigation and Audit/Special Committee expenses	—	—	—	1,822	—	1,822
Depreciation and amortization	9,455	—	93	84	—	9,632
Interest	11,609	—	—	520	—	12,129

Total operating expenses	48,243	3,771	18,883	6,563	(1,753)	75,707
Gain on sales to joint venture	—	—	—	—	—	—

Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	(6,939)	803	6,123	(6,497)	—	(6,510)
Equity in earnings of unconsolidated entities	—	—	460	—	—	460

Income (loss) from continuing operations before income taxes and minority interest	(6,939)	803	6,583	(6,497)	—	(6,050)
Income tax (benefit)expense	—	(140)	1,447	—	—	1,307

Income (loss) before minority interest	(6,939)	943	5,136	(6,497)	—	(7,357)
Minority interest (income) loss attributable to continuing operations	—	—	—	3,209	—	(3,209)

Net income (loss) from continuing operations	(6,939)	943	5,136	(3,288)	—	(4,148)

Discontinued Operations:
Income (loss) from discontinued operations before minority interest	(428)	173	—	—	—	(255)
Gain on sale of student housing properties	—	—	—	—	—	—
Minority interest (income) loss attributable to discontinued operations	—	—	—	111	—	111

Income (loss) from discontinued operations	(428)	173	—	111	—	(144)

Net income (loss)	$(7,367)	$1,116	$5,136	$(3,177)	$—	$(4,292)

	Nine Months Ended September 30, 2007
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$141,711	—	—	$117	—	$141,828
Expense reimbursements:
Related party	—	808	51,343	173	—	52,324
Third party	2,400	4,571	—	—	—	6,971
Management fees:					—	—
Owned properties	—	5,496	—	—	(5,496)	—
Related party	—	489	7,414	—	—	7,903
Third party	—	2,163	—	—	—	2,163
Other fee income—related party	—	2,458	20,317	—	—	22,775
Other income	90	11	46	454	—	601

Total revenue	144,201	15,996	79,120	744	(5,496)	234,565
Operating Expenses:
Property operating expense	56,909	4,789	6,354	—	—	68,052
Intercompany management fee	5,496	—	—	—	(5,496)	—
Reimbursed expenses	2,400	5,379	51,343	173	—	59,295
Real estate taxes	13,251	—	—	73	—	13,324
Administrative expenses	—	—	—	12,610	—	12,610
Securities litigation and Audit/Special Committee expenses	—	—	—	2,227	—	2,227
Depreciation and amortization	32,943	141	456	371	—	33,911
Interest	44,469	—	—	2,823	—	47,292

Total operating expenses	155,468	10,309	58,153	18,277	(5,496)	236,711
Gain on sales to joint venture	22,868	—	—	—	—	22,868

Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	11,601	5,687	20,967	(17,533)	—	20,722
Equity in earnings (loss) of unconsolidated entities	(250)	—	3,399	—	—	3,149

Income (loss) from continuing operations before income taxes and minority interest	11,351	5,687	24,366	(17,533)	—	23,871
Income tax expense	—	296	4,895	—	—	5,191

Income (loss) before minority interest from continuing operations	11,351	5,391	19,471	(17,533)	—	18,680
Minority interest (income) loss attributable to continuing operations	—	—	—	(8,082)	—	(8,082)

Net income (loss) from continuing operations	11,351	5,391	19,471	(25,615)	—	10,598

Discontinued Operations
Income from discontinued operations before minority interest	1,904	320	—	—	—	2,224
Gain of sale of student housing properties.	29,355	—	—	—	—	29,355
Minority interest (income) loss	—	—	—	(13,593)	—	(13,593)

Income (loss) from discontinued operations	31,259	320	—	(13,593)	—	17,986

Net income (loss)	$42,610	$5,711	$19,471	$(39,208)	$—	$28,584

	Nine Months Ended September 30, 2006
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$118,430	$—	$—	$113	$—	$118,543
Expense reimbursements:
Related party	—	235	47,967	162	—	48,364
Third party	2,167	4,690	—	—	—	6,857
Management fees:
Owned properties	—	4,714	—	—	(4,714)	—
Related party	—	74	6,197	—	—	6,271
Third party	—	2,421	—	—	—	2,421
Other fee income—related party	—	—	15,877	—	—	15,877
Other income	100	25	46	79	—	250

Total revenue	120,697	12,159	70,087	354	(4,714)	198,583
Operating Expenses:
Property operating expenses	47,391	4,902	4,569	—	—	56,862
Intercompany management fee	4,714	—	—	—	(4,714)	—
Reimbursed expenses	2,167	4,925	47,967	162	—	55,221
Real estate taxes	11,457	—	—	72	—	11,529
Administrative expenses	—	—	—	13,134	—	13,134
Securities litigation and Audit/Special Committee expenses	—	—	—	6,698	—	6,698
Depreciation and amortization	28,174	—	342	240	—	28,756
Interest	31,792	—	—	1,479	—	33,271

Total operating expenses	125,695	9,827	52,878	21,785	(4,714)	205,471
Gain on sales to joint venture	—	—	—	—	—	—

Income (loss) before equity in earnings of unconsolidated subsidiaries, income taxes and minority interest from continuing operations	(4,998)	2,332	17,209	(21,431)	—	(6,888)
Equity in earnings of unconsolidated entities	—	—	2,850	—	—	2,850

Income (loss) from continuing operations before income taxes and minority interest	(4,998)	2,332	20,059	(21,431)	—	(4,038)
Income tax(benefit) expense	—	(372)	3,866	—	—	3,494

Income (loss) from continuing operations before minority interest	(4,998)	2,704	16,193	(21,431)	—	(7,532)
Minority interest (income) loss attributable to continuing operations	—	—	—	3,285	—	3,285

Income from continuing operations	(4,998)	2,704	16,193	(18,146)	—	(4,247)

Discontinued Operations
Income from discontinued operations	510	500	—	—	—	1,010
Gain on sale of student housing properties	—	—	—	—	—	—
Minority interest (income) loss attributable to discontinued operations	—	—	—	(456)	—	(456)

Income from discontinued operations	510	500	—	(456)	—	554

Net income (loss)	$(4,488)	$3,204	$16,193	$(18,602)	—	$(3,693)

	Student Housing Owned Properties	Student Housing- Management	Military Housing	Corporate	Total
	(in thousands)
As of September 30, 2007:
Total assets	$1,365,994	$5,854	$81,961	$13,817	$1,467,626
Total liabilities	$989,892	$1,295	$10,660	$55,542	$1,057,389
As of December 31, 2006
Total assets	$1,619,776	$2,560	$58,714	$32,940	$1,713,990
Total liabilities	$1,066,927	$1,275	$9,026	$221,490	$1,298,718

12. Earnings Per Common Share

        The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three months and nine months ended September 30, 2007 and September 30, 2006 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Basic	Diluted	Basic	Diluted
Net income (loss) from continuing operations	$(1,370)	$(1,370)	$(4,148)	$(4,148)
Minority interest in continuing operations	—	(1,022)	—	$(3,209)

Income from continuing operations available to common shareholders	$(1,370)	$(2,392)	$(4,148)	$(7,357)

Net income (loss) from discontinued operations	$5,743	$5,743	$(144)	$(144)
Minority Interest in discontinued operations	—	4,282	—	(111)

Income from discontinued operations available to common shareholders	$5,743	$10,025	$(144)	$(255)

Weighted-average common shares outstanding	41,552,942	41,552,942	41,491,841	41,491,841
Restricted shares	—	—	—	11,068
Units of limited partnership held by minority interest holders	—	31,036,276	—	31,624,617

Total weighted-average shares outstanding	41,552,942	72,589,218	41,491,841	73,127,522

Earnings (loss) per common share
Continuing operations	$(0.03)	$(0.03)	$(0.10)	$(0.10)
Discontinued operations	$0.14	$0.14	$0.00	$0.00

	$0.11	$0.11	$(0.10)	$(0.10)

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Basic	Diluted	Basic	Diluted
Net income (loss) from continuing operations	$10,598	$10,598	$(4,247)	$(4,247)
Minority interest in continuing operations	—	8,082	—	(3,285)

Income available to common shareholders	$10,598	$18,680	$(4,247)	$(7,532)

Net income (loss) from discontinued operations	$17,986	$17,986	$554	$554
Minority interest in discontinued operations	—	13,593	—	456

Income from discontinued operations available to common shareholders	$17,986	$31,579	$554	$1,010

Weighted-average common shares outstanding	41,517,441	41,517,441	40,678,959	40,678,959
Warrants	—	—	—	1,090,800
Restricted shares	—	—	—	12,768
Units of limited partnership held by minority interest holders	—	31,423,418	—	31,625,517

Total weighted-average shares outstanding	41,517,441	72,940,859	40,678,959	73,408,044

Earnings per common share
Continuing operations	$0.26	$0.26	$(0.10)	$(0.10)
Discontinued operations	$0.43	$0.43	$0.01	0.01

	$0.69	$0.69	$(0.09)	$(0.09)

        The computation of diluted earnings per share for the three and nine months ended September 30, 2007 did not include the effect of the Company's restricted stock as their inclusion had an anti-dilutive effect.

        On September 13, 2007, the Company declared a quarterly dividend of $0.165 per outstanding common share to shareholders of record as of the close of business on September 27, 2007. The aggregate amount of dividends of approximately $11.8 million was paid on October 15, 2007, of which approximately $6.9 million and approximately $4.9 million, was paid to common shareholders and unit holders of the Operating Partnership, respectively.

12. Discontinued Operations

        For the three month and nine month periods ended September 30, 2007 and 2006, income from discontinued operations relates to six of the 12 properties that the Company sold during the second and third quarters of 2007. The other six properties have been placed into a joint venture in which the Company has retained a 10% interest and have not been presented as discontinued operations because the Company (i) expects to receive significant continuing cash flows generated by earning management fees from the Company's ongoing management of the properties, in addition to the cash flows resulting from the Company's 10% equity ownership in the joint venture that owns and operates the properties, and (ii) continue to have significant involvement in the on-going operations through its continuing management of the properties and its 10% equity ownership in the joint venture that owns the properties.

        The following table summarizes the revenue and expense information for discontinued operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue:
Rent and other operating income	$98	$4,451	$9,466	$13,111
Other Income	31	—	37	4

Total Revenue	129	4,451	9,503	13,115
Expenses:
Property operating expenses	88	2,449	3,321	5,502
Real estate taxes	—	595	1,042	1,513
Depreciation and amortization	—	644	1,009	2,584
Interest expense	(19)	1,018	1,907	2,506

Total operating expenses	69	4,706	7,279	12,105
Income (loss) from discontinued operations before gain on sale of student housing properties and minority interest	60	(255)	2,224	1,010
Gain on sale of student housing properties	9,965	—	29,355	—
Minority interest (income) loss	(4,282)	111	(13,593)	(456)

Income from discontinued operations	$5,743	$(144)	$17,986	$554

13. Subsequent Events

        On October 1, 2007, the Company acquired a joint ownership interest, together with the Department of the Navy, in Southeast Housing LLC, the project entity in connection with the Navy Southeast Region military housing privatization project, referred to as the Navy Southeast Region project. On that date, the Company made a $6.75 million equity contribution into Southeast Housing, LLC and the project entity began providing property management and maintenance services to the project. The Company will receive fees for the provision of these management and maintenance services, and continues to work with the Department of the Navy to complete financing for the construction/development/renovation of the end-state housing units to be covered by the project. The Navy Southeast Region project covers 11 Naval bases located in five states throughout the Southeastern region of the United States. Once financing of the project has been obtained, which is anticipated to occur during the fourth quarter of 2007, the Company also will commence earning construction/renovation and development fees, as well as an equity return, after the IDP, on its initial capital investment in the project.

        On November 1, 2007, the Company announced that it has finalized its agreements with the Department of the Air Force to be the private sector developer for the Vandenberg Air Force military housing privatization project located in Lompoc, CA. On that date, the Company made an equity contribution of $7.0 million into the project entity. The 50-year term of the project commences with a five-year IDP that includes the design, construction and/or renovation as well as the overall management, maintenance and operational responsibilities for an estimated 867 end-state housing units with project costs of approximately $163 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families.

        As of September 30, 2007, we owned, or had ownership interests in, 72 student housing properties containing a total of 13,232 units and 42,670 beds and seven undeveloped or partially developed parcels of land held for development as student housing properties. Of this portfolio, we hold a 10% interest in joint ventures that own eight of these student housing properties, covering a total of 1,140 units and 4,160 beds and provided management services for all of these properties. In addition to properties held through joint ventures, we managed a total of 19 student housing properties owned by others, containing a total of 3,534 units and 11,683 beds, including 48 units and 262 beds currently under construction. In our military housing segment, as of September 30, 2007, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries operated, 10 military housing privatization projects, comprising an aggregate of 19,021 end-state housing units on 25 military bases, to provide development, construction, renovation and management services to our military housing privatization projects through our taxable REIT subsidiaries, (other than our AETC Group I project with the U.S. Air Force). In addition, we provide management and consulting services with respect to the management of certain student housing properties owned by others, including colleges, universities, and other private owners through our taxable REIT subsidiaries. In order to comply with the applicable requirements under the REIT provisions of the Code, we must limit the operations of taxable REIT subsidiaries so that the fair value of securities issued to us by our taxable REIT subsidiaries do not represent more than 20% of our total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, do not exceed 25% of our gross income for any taxable year.

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

Student Housing—Owned Properties

        The student housing owned properties segment reflects the revenues and expenses of off-campus student housing properties acquired and owned through the REIT ownership structure which are strategically located near college or university campuses. During the years ended December 31, 2004, 2005 and 2006, our rental revenue (including continuing and discontinuing operations) increased substantially as a result of the acquisition of an aggregate of 75 properties (excluding two properties in which we hold a 10% interest together with a joint venture partner) over that period. During the year ended December 31, 2006, we acquired 21 of these properties. Although our acquisition activity has slowed during 2007, we continue to experience increases in, operating expenses, real estate taxes and depreciation and amortization as a result of these prior acquisitions. Further, interest expense has increased related to the financing of the properties we have acquired.

        Historically, we have found certain property revenues and operating expenses to be cyclical in nature, and therefore not incurred ratably over the course of the year. As our properties are leased predominantly on an academic-year basis, certain of our operating revenues and expenses will vary from quarter to quarter depending on the leasing cycle. For example, we experience significant turnover costs commencing towards the end of the second quarter and more significantly during the third quarter of our fiscal year, in connection with preparing our properties for new residents prior to commencement of the new academic-year lease period, which typically begins in August or September. In addition, we also typically incur higher lease-up costs during the first two quarters of our fiscal year, as this is the period during which we heavily target students for leases that will commence for the next academic year. Property revenues and expenses may differ from expected results in the year of acquisition, depending on the timing of the acquisition in relation to the leasing cycle. With respect to our lease-up and physical occupancy results for the start of the 2007/2008 academic year, our occupancy levels on a portfolio-wide basis were lower than levels achieved for the start of the 2006/2007 academic year. While our net rental rates have increased for the 2007/2008 academic year over the prior academic year, this revenue growth would be offset by lower occupancy levels at our properties.

        We expect to continue to place less emphasis on the acquisition of additional student housing properties relative to prior years, and continue to focus on the operational performance of our existing student housing properties and development projects. To the extent our operational performance meets or exceeds management's expectations going forward, and the Company has sufficient working capital or financing sources for additional acquisitions, we may determine that it is appropriate to place greater emphasis on acquisitions in the Company's student housing segment and seek to acquire properties located in our targeted markets that meet management's underwriting criteria for creating long-term growth potential. If we seek to acquire student housing properties, we will consider funding the acquisitions through joint venture structures similar to the joint venture terms that we have entered into with respect to our current joint venture properties. The timing of any additional acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We would consider funding our equity portion of any joint ventures by using funds from available cash from operations or borrowings. We also may determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property.

        In addition, in recognition of the fact that certain of our student housing properties have not performed in line with internal projections, management is in the process of analyzing the Company's owned student housing portfolio as a whole, and determining whether there are properties in certain markets that should be positioned for sale or transferred into a joint venture similar to the Company's joint venture structure with Fidelity Real Estate Group. In performing this analysis, our management is taking into consideration a number of factors, including, but not limited to, current and anticipated future supply and demand issues, projected enrollment growth at colleges and universities within the market, and an assessment of potential economies of scale in markets where the Company has multiple assets. Management cannot provide any assurance that it will determine to reposition any of the Company's student housing properties, or that the Company would be successful in any effort to complete such transactions if attempted. Any such plans to sell or place properties into a joint venture also would be subject to approval by our Board of Trustees.

        During the three months ended September 30, 2007, we completed the following transactions relating to our student housing owned properties:

  •
  On July 3, 2007, we completed the sale of a fifth student housing property, University Crossing in Manhattan, KS, to SCI Real Estate Investments, LLC, pursuant to an agreement to sell a total of five student housing properties. We received aggregate net proceeds of approximately $12.4 million from this fifth property sale, after the buyer's assumption of existing mortgage debt on the property totaling approximately $11.4 million.

  •
  On July 12, 2007, we completed the sale of Campus Commons, a student housing property located in Eugene, OR, to Horizon Realty Advisors of Seattle, WA. The Company received approximately $9.9 million in net proceeds from the sale, after the buyer's assumption of existing mortgage debt on the property totaling approximately $16.1 million.

  •
  On August 1, 2007, we completed the acquisition of a student housing property, Blanton Commons—Phase II in Valdosta, GA for an aggregate purchase price of $11.2 million. In addition, we simultaneously placed new mortgage debt on both Blanton Commons—Phase II and our currently owned Blanton Commons—Phase I property for an aggregate of $29.0 million, which has a 10- year term, with interest-only monthly payments for the initial five years at a fixed rate of 6.335%. The combined net proceeds of approximately $17.7 million from acquisition and mortgage financing were used to repay outstanding indebtedness under the Company's note facility and for general working capital purposes.

        As of September 30, 2007, we had agreements to acquire 13 parcels of land for the development of a future student housing property for an aggregate purchase price of $6.7 million. As of the date of this report, we had placed deposits related to such acquisitions totaling approximately $337,500.

Student Housing—Management

        The student housing-management segment provides the on-site management function for, and generally oversees the management of, all off-campus student housing properties for the Company and for properties we manage that are owned by third parties. Also included in this segment, are activities relating to development and joint venture structuring activities. Third parties may be related parties or parties unaffiliated with the Company. The properties are strategically located near college or university campuses. Total revenues from management activities, excluding reimbursement of expenses, increased by approximately 89.0% and 46.8% from the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, including management fees earned from the properties managed for the Company.

        We earn management fees from managing properties for third parties. These fees are typically equal to a percentage of cash receipts or gross rental revenues generated by the managed properties, or equal to a fixed monthly amount, according to the respective management agreements. We also have the ability to earn incentive management fees by achieving specified property-level performance criteria for certain properties we manage for third parties. Further, certain operating expenses incurred related to properties we manage for others are reimbursed by the owners of the properties managed. We expect to continue generating fee revenue and operating expense reimbursements from the properties that we manage for others, although the amounts are expected to become less significant as a percentage of our overall revenues as rental income increases from the properties we own and to the extent our managed property portfolio does not correspondingly increase. During the remainder of 2007 and into 2008, we expect to continue to pursue new third-party management agreements by utilizing relationships in the student housing market and providing our significant operational economies of scale as a savings mechanism for other third-party owners, including institutional owners and individual student housing owners. In addition, we continue to manage (i) the six properties that were transferred into our joint venture with Fidelity Real Estate Group, which joint venture was formed during the second quarter of 2007, and (ii) the five properties that were sold to SCI Real Estate Investments during the second and third quarters of 2007.

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

        As of September 30, 2007, we owned equity interests in the joint ventures that owned 10 military housing privatization projects in operation, encompassing 25 military bases totaling 19,021 end-state housing units. During the three months and nine months ended September 30, 2007, we earned fees for providing development, construction/renovation and management services to these 10 military housing privatization projects.

        The following developments in our military housing segment occurred during the three months ended September 30, 2007:

  •
  On July 26, 2007, we restructured the terms and debt financing for our Navy Northeast Region project as a result of (i) the anticipated closure of the Naval Air Station in Brunswick, Maine in connection with the Base Realignment and Closure (BRAC) regulations, which represented approximately 723 end-state housing units, and (ii) changes in housing market conditions that affected occupancy rates for the project, which represented an overall decrease of approximately 620 end-state housing units. In connection with this restructuring, the original taxable bonds that were issued by the project entity to finance the project upon commencement of the initial commencement of operations were redeemed and the project entity issued new taxable bonds in an amount commensurate with the financing needs of the remainder of the initial development period, or IDP, of the project based on the reduced scope.

  •
  On July 30, 2007, we announced that we were selected by the U.S. Air Force as the highest ranked offeror (HRO) for the privatization of family housing at Vandenberg Air Force Base.

        Subsequent to the third quarter of 2007, effective as of October 1, 2007, we acquired an interest, together with the Department of the Navy, in Southeast Housing LLC, the project entity in connection with the Navy Southeast Region military housing privatization project, referred to as the Navy Southeast Region project. As of that date, we commenced the provision of property management and maintenance services to the project and will receive fees for the provision of these management and maintenance services. In addition, we will continue to work with the Department of the Navy to complete financing for the construction, development and renovation of the end-state housing units to be covered by the project. It is currently expected that the project financing will be completed during the fourth quarter of 2007 and the total IDP costs are expected to be approximately $690.0 million and cover an estimated 5,269 end-state housing units. The Navy Southeast Region project covers 11 naval bases located in five states throughout the Southeastern region of the United States. Once financing of the project has been obtained, which is anticipated to occur during the fourth quarter of 2007, the Company also will commence earning construction/renovation and development fees, as well as an equity return, after the initial development period (IDP), on its initial capital investment in the project.

        On October 31, 2007, we announced our selection by the Department of the Air Force as the highest ranked offeror (HRO) for the privatization of family housing under the AMC West Housing Privatization Project. The project includes three Air Force bases, including Fairchild AFB located near Spokane, WA; Travis AFB, located near Fairfield, CA; and Tinker AFB, near Oklahoma City, OK. As a result of the HRO selection, the Company will participate in exclusive negotiations with the

Department of the Air Force for the development, management, construction and renovation of high-quality homes and other ancillary facilities and amenities to meet the community housing needs at each of the three bases. The 50-year project is expected to have a seven-year IDP, with estimated project costs valued in excess of $400 million and covering an estimated 2,435 end-state housing units. This project is expected to close during the first half of 2008.

        In addition, on November 1, 2007, we announced that we finalized our agreements with the Department of the Air Force to be the private sector developer for the Vandenberg Air Force military housing privatization project located in Lompac, CA. The 50-year term of the project commences with a five-year IDP that includes the design, construction and/or renovation as well as the overall management, maintenance and operational responsibilities for an estimated 867 end-state housing units with project costs of approximately $163 million.

        As of the date of this report, we continue our exclusive negotiations with the Department of the Army regarding (i) the family housing privatization projects for the U.S. Military Academy in West Point, New York and Fort Jackson in Columbia, South Carolina, both of which we expect to commence operations for during 2008, and (ii) the unaccompanied housing associated with the Army's Fort Bliss and Fort Stewart project, both of which we expect to commence operations during the fourth quarter of 2007.

        Our management team also had under review, as of November 8, 2007, four potential additional military housing privatization projects, and opportunities to acquire additional projects or project rights from our competitors, and will continue to pursue opportunities to acquire projects or project rights from our competitors, as well as opportunities to participate in pilot housing programs for unaccompanied military personnel.

Critical Accounting Policies

        Our "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses the Company's consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. While the estimates and judgments associated with the application of these accounting principles may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate under the circumstances in which they were made. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

        The following policies require significant judgments and estimates on our part in preparing the Company's consolidated financial statements. Changes in these judgments and estimates could have a material effect on these financial statements.

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

  •
  business development fees are earned from a construction partner in connection with our military housing projects. These fees consist of an (i) annual base fee, and (ii) additional fee which is paid on a monthly basis. The fees are recognized on a straight-line basis over the term of the agreement, which is generally one year.

  •
  equity returns are earned on our investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project's net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of September 30, 2007, only the Fort Carson project had passed its initial development period.

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

Investments in Military Housing Projects and Student Housing Joint Ventures

        The Company owns equity interests in the joint ventures that own our military housing projects with the U.S. military to design, develop, construct/renovate and manage the military family housing located on or near various bases throughout the United States. In addition the Company also owns equity interests in two joint ventures that own student housing properties. The Company evaluates its investments in these joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity ("VIE") as defined under FASB Financial Interpretation No. 46 (as revised) ("FIN 46(R)"). The Company has concluded that each of the joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. The Company records its investments in joint ventures in accordance with the equity method of accounting. The Company's investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what the Company would receive from the joint venture in the event that the project were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture's operating agreement. The Company has exposure to loss to the extent of its investments, if any, and any receivables due from the military projects or joint ventures.

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

Results of Operations

        The results of operations for the three months and nine months ended September 30, 2007 and 2006 presented below reflect the results of operations of the Company. The eliminations column represents the management fees that are charged to our student housing—owned properties segment from our student-housing management segment. Such amounts have been eliminated in consolidation.

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

	Three Months Ended September 30, 2007
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$45,118	—	—	$39	—	$45,157
Expense reimbursements:
Related party	—	461	17,774	51	—	18,286
Third party	691	1,768	—	—	—	2,459
Management fees:
Owned properties	—	1,905	—	—	(1,905)	—
Related party	—	372	2,494	—	—	2,866
Third party	—	828	—	—	—	828
Other fee income—related party	—	1,738	7,464	—	—	9,202
Other income	30	—	20	126	—	176

Total revenue	45,839	7,072	27,752	216	(1,905)	78,974
Operating Expenses:
Property operating expense	22,648	1,192	2,155	—	—	25,995
Intercompany management fee	1,905	—	—	—	(1,905)	—
Reimbursed expenses	691	2,229	17,774	51	—	20,745
Real estate taxes	3,905	—	—	24	—	3,929
Administrative expenses	—	—	—	3,834	—	3,834
Securities litigation and Audit/Special Committee expenses	—	—	—	1,638	—	1,638
Depreciation and amortization	10,355	141	170	132	—	10,798
Interest	13,748	—	—	324	—	14,072

Total operating expenses	53,252	3,562	20,099	6,003	(1,905)	81,011
Gain on sales to joint ventures	1,094	—	—	—	—	1,094

Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	(6,319)	3,510	7,653	(5,787)	—	(943)

Equity in earnings (loss) of unconsolidated entities	(175)	—	1,065	—	—	890

Income (loss) from continuing operations before income taxes and minority interest	(6,494)	3,510	8,718	(5,787)	—	(53)
Income tax expense	—	249	2,090	—	—	2,339

Income (loss) before minority interest	(6,494)	3,261	6,628	(5,787)	—	(2,392)
Minority interest (income) loss attributable to continuing operations	—	—	—	1,022	—	1,022

Net income (loss) from continuing operations	(6,494)	3,261	6,628	(4,765)	—	(1,370)

Discontinued Operations:
Income from discontinued operations before minority interest	56	4	—	—	—	60
Gain on sale of student housing properties	9,965	—	—	—	—	9,965
Minority interest (income) loss attributable to discontinued operations	—	—	—	(4,282)	—	(4,282)

Income from discontinued operations	10,021	4	—	(4,282)	—	5,743

Net income (loss)	$3,527	$3,265	$6,628	$(9,047)	$—	$4,373

	Three Months Ended September 30, 2006
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$39,960	—	—	$35	—	$39,995
Expense reimbursements:
Related party	—	46	17,273	(10)		17,309
Third party	1,305	1,965	—	—	—	3,270
Management fees:
Owned properties	—	1,753	—	—	(1,753)	—
Related party	—	37	2,094	—	—	2,131
Third party	—	766	—	—	—	766
Other fee income—related party	—	—	5,616	—	—	5,616
Other income	39	7	23	41	—	110

Total revenue	41,304	4,574	25,006	66	(1,753)	69,197
Operating Expenses:
Property operating expense	20,276	1,760	1,517	—	—	23,553
Intercompany management fee	1,753	—	—	—	(1,753)	—
Reimbursed expenses	1,305	2,011	17,273	(10)	—	20,579
Real estate taxes	3,845	—	—	24	—	3,869
Administrative expenses	—	—	—	4,123	—	4,123
Securities litigation and Audit/Special Committee expenses	—	—	—	1,822	—	1,822
Depreciation and amortization	9,455	—	93	84	—	9,632
Interest	11,609	—	—	520	—	12,129

Total operating expenses	48,243	3,771	18,883	6,563	(1,753)	75,707
Gain on sales to joint venture	—	—	—	—	—	—

Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	(6,939)	803	6,123	(6,497)	—	(6,510)
Equity in earnings of unconsolidated entities	—	—	460	—	—	460

Income (loss) from continuing operations before income taxes and minority interest	(6,939)	803	6,583	(6,497)	—	(6,050)
Income tax (benefit) expense	—	(140)	1,447	—	—	1,307

Income (loss) before minority interest	(6,939)	943	5,136	(6,497)	—	(7,357)
Minority interest (income) loss attributable to continuing operations	—	—	—	3,209	—	(3,209)

Net income (loss) from continuing operations	(6,939)	943	5,136	(3,288)	—	(4,148)

Discontinued Operations:
Income (loss) from discontinued operations before minority interest	(428)	173	—	—	—	(255)
Gain on sale of student housing properties	—	—	—	—	—	—
Minority interest (income) loss attributable to discontinued operations	—	—	—	111	—	111

Income (loss) from discontinued operations	(428)	173	—	111	—	(144)

Net income (loss)	$(7,367)	$1,116	$5,136	$(3,177)	$—	$(4,292)

Student Housing

Student Housing—Owned Properties

        Revenue.    Of the 64 wholly-owned properties included in our results from continuing operations for the three months ended September 30, 2007, we acquired one of the properties during the third quarter of 2007. We acquired 20 of the student housing properties during 2006, two of which were acquired during the third quarter of 2006. Rent and other property income increased to $45.1 million during the three months ended September 30, 2007 from $40.0 million during the three months ended September 30, 2006. The increase in rent and other property income experienced during the three months ended September 30, 2007 primarily relates to (i) the acquisition of one property during the third quarter of 2007 and an additional 11 properties acquired during the last quarter of 2006. In future periods, our net income will be negatively affected to the extent property operating expenses are higher than those projected by our management for such period prior to lease execution for the applicable academic year, offset by the presentation of a full quarter of operations during 2007 with respect to the two properties acquired during the third quarter of 2006.

        We owned 50 properties which are included in our results from continuing operations during both the three months ended September 30, 2007 and 2006, referred to herein as our same store properties. Our revenues from rent and other property income at the same store properties increased $0.7 million, or 2.0%, to $36.4 million for the three months ended September 30, 2007, as compared to $35.7 million during the three months ended September 30, 2006. For the 2007/2008 academic year, revenues from rent and other property income will remain relatively flat as a result of increases in average rental rates being offset by a decrease in occupancy throughout our portfolio.

        Other income, consisting of interest income on invested cash, remained relatively consistent during the three months ended September 30, 2007 and 2006.

        Expenses.    Property operating expenses from continuing operations increased to $22.6 million for the three months ended September 30, 2007 from $20.3 million for prior year period, primarily due to expenses attributable to the one property acquired during the third quarter of 2007 and the eleven properties acquired during the last quarter of 2006 and our ownership and operation for a full quarter during 2007 of the two properties acquired during the third quarter of 2006. The increase of $2.3 million is attributable to the following: a $0.9 million increase in utilities expenses; a $0.1 million increase in insurance expense; a $0.9 million increase in turnover and maintenance costs at the property level; a $0.2 million increase in security expenses; and a $0.2 million increase in other property expenses, consisting of marketing, landscaping, office and other similar property operating expenses.

        With respect to our same store properties, we experienced a decrease in property operating expenses of approximately $0.3 million, or 0.1%, in the three months ended September 30, 2007, as compared to prior year period. This decrease was primarily attributable to the following: a $0.4 million decrease in payroll expense at the property level; a $0.1 million decrease in turnover and maintenance costs at the property level; a $0.1 million decrease in property marketing expenses; and a $0.4 million decrease in total property office expenses. These decreases were offset by an increase of $0.3 million in utilities expense; a $0.3 million increase in security expenses; and a $0.1 million increase in bad debt.

        Real estate taxes from continuing operations increased to $3.9 million for the three months ended September 30, 2007 from $3.8 million for the prior year period, primarily due to the acquisition of 11 properties during the last quarter of the 2006 and the full quarter of real estate taxes with respect to the two properties acquired during the third quarter of 2006, offset by favorable tax assessment appeals. With respect to same store properties, real estate tax expense decreased $0.3 million, primarily due to favorable real estate tax assessment appeals. We expect an overall increase in real estate taxes during 2007 due to a full year of operations for the 20 properties acquired during 2006, offset by a decrease of these expenses relating to properties that were transferred into a joint venture with Fidelity Real Estate Group during the second quarter of 2007 and the properties that were sold during the second and third quarters of 2007.

        Depreciation and amortization from continuing operations increased to $10.4 million for the three months ended September 30, 2007, as compared to $9.5 million for the three months ended September 30, 2006, primarily as a result of acquiring 11 properties during the last quarter of 2006 for an aggregate purchase price of $224.7 million, as well as the inclusion of a full quarter of depreciation expense relating to the two properties acquired during the third quarter of 2006, offset by the properties that were either transferred into a joint venture or sold during the second and third quarters of 2007. The $10.4 million in 2007 is comprised of $10.1 million of depreciation and $0.3 million of lease intangible amortization. We expect a decrease in amortization expense going forward as lease intangibles related to acquisitions during 2006 are completely amortized.

        Interest expense from continuing operations increased to $13.7 million for the three months ended September 30, 2007 from $11.6 million for the three months ended September 30, 2006, as a result of additional debt incurred subsequent to the third quarter of 2006, including the placement of mortgage debt. This increase is offset by repayments and assumptions of mortgage debt in conjunction with the properties that were transferred into a joint venture or sold during the second and third quarters of 2007, as well as repayments on our note facility.

Student Housing-Management

        Revenue.    Expense reimbursements from related parties increased to $0.5 million for the three months ended September 30, 2007 from $46,000 for the three months ended September 30, 2006, primarily due to the commencement of management contracts we entered into during the second quarter of 2007 in connection with the properties that we transferred into a joint venture or sold during the second and third quarters of 2007.

        Expense reimbursements from third parties decreased to $1.8 million for the three months ended September 30, 2007 from $2.0 million for the three months ended September 30, 2006. Reimbursed expenses are comprised of payroll expenses for on-site employees. We expect total expense reimbursements to continue to increase during the remainder of 2007 as a result of our management agreements relating to the six properties transferred into a joint venture with Fidelity Real Estate Group during the second quarter of 2007 and the properties sold to SCI Real Estate Investments since the commencement of the second quarter of 2007; and as we continue to pursue new third-party management agreements during the remainder of 2007 and into 2008.

        Management fees from related parties increased to $372,000 for the three months ended September 30, 2007 from $37,000 for the three months ended September 30, 2006, primarily due to the management fees received during the three months ended September 30, 2007 from the eight properties held in joint ventures in which we retain a 10% interest, as well as the recognition of previously deferred management fees for the two properties in our joint venture with AEW Capital Management, L.P.

        Management fee income from third parties increased to $828,000 during the three months ended September 30, 2007 from $766,000 during the three months ended September 30, 2006. This increase is due to an increase in the number of management contracts over the prior year period. We expect management fee income to increase during the remainder of 2007 from the management agreements covering the five properties sold to SCI Real Estate Investments, and as we continue to pursue new third-party management agreements throughout the remainder of 2007.

        Other fee income from related parties was $1.7 million during the three months ended September 30, 2007, as compared to no fee income from related parties for the prior year period. The fee income in 2007 related to the recognition of deferred development fees associated with development activities for our two properties held in a joint venture with AEW Capital Management, L.P., in which we hold a 10% interest.

        Expenses.    Property operating expenses decreased to $1.2 million during the three months ended September 30, 2007 from $1.8 million during the three months ended September 30, 2006. These expenses are comprised of payroll and general and administrative expenses directly associated with the operation of the Company's owned and managed portfolios. While those employees who are directly responsible for the oversight of specific properties are charged directly to the student housing-owned properties segment, the student housing-management department includes those employees responsible for portfolio oversight, which includes regional vice presidents, regional property managers, regional leasing specialists and the associated expenses such as travel directly related to those employees who perform this function.

        Reimbursed expenses, which includes related-party and third-party managed properties increased to $2.2 million for the three months ended September 30, 2007 from $2.0 million during the prior year period, as a result of the properties that we transferred into a joint venture or sold during the second and third quarters of 2007 and which we currently manage. Reimbursed expenses are comprised mostly of payroll expenses for on-site employees.

        Income taxes for the three months ended September 30, 2007 amounted to a $249,000 expense versus a $140,000 benefit for the same period in the prior year. Income taxes consist primarily of taxes (benefits) associated with the operations of our student housing taxable REIT subsidiary, which manages properties for third parties.

Military Housing

        Revenue.    Expense reimbursements increased to $17.8 million for the three months ended September 30, 2007 as compared to $17.3 million for the three months ended September 30, 2006. The increase is due primarily to increases in renovation activity and operations expenses reimbursed at the AETC Group I, Fort Gordon, Fort Hamilton and Carlisle/Picatinny projects. These were offset by delays and or rescheduling of renovation activities at our Navy Northeast Region project, Fort Eustis/Fort Story project and Fort Bliss/White Sands Missile Range project, as well as scheduled decreases in renovations activities at our Fort Stewart/Hunter Army Airfield project. We expect renovations activities to increase with respect to our Navy Northeast Region project and our Fort Eustis/Fort Story project during the fourth quarter of 2007. The table below sets forth certain information regarding the revenue from expense reimbursements for each of our military housing projects for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
Project
	2007	2006
	(in millions)
Expense Reimbursements
Fort Stewart and Hunter Army Airfield Project	$0.7	$1.1
Fort Carson Project	0.7	0.8
Fort Hamilton Project	0.4	0.2
Walter Reed Army Medical Center and Fort Detrick Project	0.2	0.2
Fort Eustis/Fort Story Project	1.0	1.2
Navy Northeast Region Project	4.7	9.5
Fort Bliss/White Sands Missile Range Project	2.3	2.9
Fort Gordon Project	1.1	0.5
Carlisle/Picatinny Project(1).	2.2	0.9
AETC Group I Project(2)	4.5	—

Total expense reimbursements	$17.8	$17.3

  (1)
  The Fort Gordon project commenced operations in the second quarter of 2006 and we commenced management operations for the Carlisle/Picatinny project in the second quarter of 2006.

  (2)
  The AETC Group I project commenced operations in the first quarter of 2007.

        Management fees from related parties increased to $2.5 million for the three months ended September 30, 2007 compared to $2.1 million for the three months ended September 30, 2006. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which may fluctuate based on occupancy rates and the number of housing units that we construct/renovate or demolish during that period. Management fees from related parties increased during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily due to increased occupancy and rental activity at our Fort Stewart/Hunter Army Airfield and Fort Eustis/Fort Story projects and the commencement of our AETC Group I project in the first quarter of 2007. The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
Project
	2007	2006
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$0.4	$0.3
Fort Carson Project	0.3	0.3
Fort Hamilton Project	0.1	0.1
Walter Reed Army Medical Center and Fort Detrick Project	0.1	0.1
Fort Eustis/Fort Story Project	0.2	0.1
Navy Northeast Region Project	0.8	0.8
Fort Bliss/White Sands Missile Range Project	0.3	0.3
Fort Gordon Project(1)	0.1	0.1
Carlisle/Picatinny Project(1)	—	—
AETC Group I Project(2)	0.2	—

Total	$2.5	$2.1

  (1)
  The Fort Gordon project commenced operations in the second quarter of 2006 and we commenced management operations for the Carlisle/Picatinny project in the second quarter of 2006.

  (2)
  The AETC Group I project commenced in the first quarter of 2007.

        Other fee income from related parties, which includes development and construction/renovation fees and business development fees, totaled $7.5 million for the three months ended September 30, 2007, as compared to $5.6 million for the same period in 2006. Of the 2007 amount, $6.3 million related to development and construction/renovation fees, and $1.2 million related to business development fees. The amount of other fee income from related parties that we receive during a fiscal period is affected by the number of housing units that we construct or renovate under our military housing projects during that period, which will fluctuate based on the point at which we are during the initial development period for the project. Generally, the majority of new construction work is completed during the beginning years of an initial development period while renovation work is completed throughout the initial development period. Other fee income from related parties increased during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily due to increases in construction activities at our Fort Eustis/Fort Story, Fort Bliss/White Sands Missile Range, Fort Gordon, Carlisle/Picatinny and Fort Carson projects, and the commencement of our AETC Group I project in the first quarter of 2007, which was offset by decreases due to delays in the renovation and construction activity at our Navy Northeast Region project, scheduled decreases in development activity at our Fort Stewart/Hunter project, and a rescheduling of development activity at our Fort Hamilton project. The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
Project
	2007	2006
	(in millions)
Development and Construction/Renovation Fees
Fort Stewart and Hunter Army Airfield Project	$0.1	$0.4
Fort Carson Project	0.5	0.1
Fort Hamilton Project	(0.2)	0.1
Walter Reed Army Medical Center and Fort Detrick Project	0.1	0.1
Fort Eustis/Fort Story Project	0.7	0.4
Navy Northeast Region Project	1.3	2.0
Fort Bliss/White Sands Missile Range Project	1.2	1.0
Fort Gordon Project(1)	0.7	0.1
Carlisle/Picatinny Project(1)	0.5	0.2
AETC Group I Project(2)	1.4	—

Total Development and Construction/Renovation Fees	$6.3	$4.4

Business Development Fees	$1.2	$1.2

Total Other Fee Income—Related Parties	$7.5	$5.6

  (1)
  The Fort Gordon project commenced operations in the second quarter of 2006 and the Carlisle/Picatinny project commenced operations in the third quarter of 2006.

  (2)
  The AETC Group I project commenced operations in the first quarter of 2007.

        Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $1.1 million for the three months ended September 30, 2007 as compared to $0.5 million for the three months ended September 30, 2006. The increase was primarily due to an increase in preferred returns earned on our AETC Group I project. The table below sets forth certain information regarding equity in earnings of unconsolidated entities for the three months ended September 30, 2007 and 2006.

	Three months ended September 30
Project
	2007	2006
	(in millions)
Fort Carson Project	$0.7	$0.3
Navy Northeast Region Project	0.2	0.2
AETC Group I Project(1)	0.2	—

Total	$1.1	$0.5

  (1)
  The AETC Group I project commenced operations in the first quarter of 2007.

  Expenses

        Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel located in our corporate headquarters. These costs increased to $2.2 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006. The increase was due to increases in (i) our renovation company operations and (ii) management and administrative expenses related to our overall expansion of our business, with respect to new projects in operation and new project awards.

        Reimbursed expenses increased to $17.8 million for the three months ended September 30, 2007 from $17.3 million for the three months ended September 30, 2006. The increase is due primarily to increases in renovation activity and operations expenses reimbursed at the AETC Group I, Fort Gordon, Fort Hamilton and Carlisle/Picatinny projects. These were offset by delays and or rescheduling of renovation activities at our Navy Northeast Region project, Fort Eustis/Fort Story project and Fort Bliss/White Sands Missile Range project, as well as scheduled decreases in renovations activities at our Fort Stewart snd Hunter Army Airfield projects. We expect renovations activities to increase with respect to our Navy Northeast Region project and our Fort Eustis/Fort Story project during the fourth quarter of 2007.

        Income Taxes.    The effective tax rate on income taxes resulting from the portion of income that is earned in our military housing taxable REIT subsidiary was 38.9% in 2007 versus 40.3% in 2007. The decrease is primarily due to tax return to accrual adjustments.

Corporate

        Rental revenue and expense reimbursements, which were recognized with respect to the portion of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained relatively consistent during the three months ended September 30, 2007 and 2006.

        Other income, consisting primarily of interest income, increased by $85,000 primarily due to increased overnight cash investments.

        Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources, information technology and acquisition departments, decreased to $3.8 million for the three months ended September 30, 2007 from $4.1 million for the three months ended September 30, 2006. The decrease is primarily due to reductions in other professional fees, and costs during 2006 incurred in connection with the transition of financial management.

        Securities litigation and Audit/Special Committee expenses for the three months ended September 30, 2007 consist of settlement charges and related legal costs associated with class action and related securities litigation. The Company has entered into settlement agreements with the plaintiffs relating to the class action and related securities litigation; provided, however, that the settlement terms in connection with the class action litigation are subject to final approval by the District Court after notice to the class. During the fourth quarter of 2007, we expect to incur additional legal expenses in connection with completing the settlement of our shareholder class action litigation, which will be offset by reimbursements that we expect to receive from our insurance carrier for a portion of incurred legal fees. We do not expect these fourth quarter amounts to materially impact our results of operations. Securities litigation and Audit/Special Committee expenses for the three months ended September 30, 2006 consist of legal fees, forensic accounting fees, incremental accounting fees and waiver fees associated with waivers of the covenants under our former line of credit, incurred in connection with the special investigation performed by our Audit Committee and its independent counsel that commenced in the first quarter of 2006; legal, financial advisory and Special Committee fees associated with the formation of the Special Committee to explore strategic alternatives for the Company; and legal expenses associated with our class action lawsuit and related securities litigation discussed in Part II, Item 1 of this report. The special investigation was completed during the third quarter of 2006 and the Special Committee was disbanded in December 2006.

        Depreciation, relating primarily to our corporate assets, remained relatively consistent between the three months ended September 30, 2007 and 2006.

        Interest expense decreased slightly to $324,000 for the three months ended September 30, 2007 from $520,000 for the three months ended September 30, 2006, primarily due to a decline in interest rates.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

	Nine Months Ended September 30, 2007
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$141,711	—	—	$117	—	$141,828
Expense reimbursements:
Related party	—	808	51,343	173	—	52,324
Third party	2,400	4,571	—	—	—	6,971
Management fees:					—	—
Owned properties	—	5,496	—	—	(5,496)	—
Related party	—	489	7,414	—	—	7,903
Third party	—	2,163	—	—	—	2,163
Other fee income—related party	—	2,458	20,317	—	—	22,775
Other income	90	11	46	454	—	601

Total revenue	144,201	15,996	79,120	744	(5,496)	234,565
Operating Expenses:
Property operating expense	56,909	4,789	6,354	—	—	68,052
Intercompany management fee	5,496	—	—	—	(5,496)	—
Reimbursed expenses	2,400	5,379	51,343	173	—	59,295
Real estate taxes	13,251	—	—	73	—	13,324
Administrative expenses	—	—	—	12,610	—	12,610
Securities litigation and Audit/Special Committee expenses	—	—	—	2,227	—	2,227
Depreciation and amortization	32,943	141	456	371	—	33,911
Interest	44,469	—	—	2,823	—	47,292

Total operating expenses	155,468	10,309	58,153	18,277	(5,496)	236,711
Gain on sales to joint venture	22,868	—	—	—	—	22,868

Income (loss) from continuing operations before equity in earnings of unconsolidated entities, income taxes and minority interest	11,601	5,687	20,967	(17,533)	—	20,722
Equity in earnings (loss) of unconsolidated entities	(250)	—	3,399	—	—	3,149

Income (loss) from continuing operations before income taxes and minority interest	11,351	5,687	24,366	(17,533)	—	23,871
Income tax expense	—	296	4,895	—	—	5,191

Income (loss) before minority interest from continuing operations	11,351	5,391	19,471	(17,533)	—	18,680
Minority interest (income) loss attributable to continuing operations	—	—	—	(8,082)	—	(7,944)

Net income (loss) from continuing operations	11,351	5,391	19,471	(25,615)	—	10,598

Discontinued Operations
Income from discontinued operations before minority interest	1,904	320	—	—	—	2,224
Gain of sale of student housing properties.	29,355	—	—	—	—	29,355
Minority interest (income) loss	—	—	—	(13,593)	—	(13,593)

Income (loss) from discontinued operations	31,259	320	—	(13,593)	—	17,986

Net income (loss)	$42,610	$5,711	$19,471	$(39,208)	$—	$28,584

	Nine Months Ended September 30, 2006
	Student Housing- Owned Properties	Student Housing- Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$118,430	$—	$—	$113	$—	$118,543
Expense reimbursements:
Related party	—	235	47,967	162	—	48,364
Third party	2,167	4,690	—	—	—	6,857
Management fees:
Owned properties	—	4,714	—	—	(4,714)	—
Related party	—	74	6,197	—	—	6,271
Third party	—	2,421	—	—	—	2,421
Other fee income—related party	—	—	15,877	—	—	15,877
Other income	100	25	46	79	—	250

Total revenue	120,697	12,159	70,087	354	(4,714)	198,583
Operating Expenses:
Property operating expenses	47,391	4,902	4,569	—	—	56,862
Intercompany management fee	4,714	—	—	—	(4,714)	—
Reimbursed expenses	2,167	4,925	47,967	162	—	55,221
Real estate taxes	11,457	—	—	72	—	11,529
Administrative expenses	—	—	—	13,134	—	13,134
Securities litigation and Audit/Special Committee expenses	—	—	—	6,698	—	6,698
Depreciation and amortization	28,174	—	342	240	—	28,756
Interest	31,792	—	—	1,479	—	33,271

Total operating expenses	125,695	9,827	52,878	21,785	(4,714)	205,471
Gain on sales to joint venture	—	—	—	—	—	—

Income (loss) before equity in earnings of unconsolidated subsidiaries, income taxes and minority interest from continuing operations	(4,998)	2,332	17,209	(21,431)	—	(6,888)
Equity in earnings of unconsolidated entities	—	—	2,850	—	—	2,850

Income (loss) from continuing operations before income taxes and minority interest	(4,998)	2,332	20,059	(21,431)	—	(4,038)
Income tax(benefit) expense	—	(372)	3,866	—	—	3,494

Income (loss) from continuing operations before minority interest	(4,998)	2,704	16,193	(21,431)	—	(7,532)
Minority interest (income) loss attributable to continuing operations	—	—	—	3,285	—	3,285

Income from continuing operations	(4,998)	2,704	16,193	(18,146)	—	(4,247)

Discontinued Operations
Income from discontinued operations	510	500	—	—	—	1,010
Gain on sale of student housing properties	—	—	—	—	—	—
Minority interest (income) loss attributable to discontinued operations	—	—	—	(456)	—	(456)

Income from discontinued operations	510	500	—	(456)	—	554

Net income (loss)	$(4,488)	$3,204	$16,193	$(18,602)	—	$(3,693)

Student Housing

Student Housing—Owned Properties

        Revenue.    Of the 70 properties owned and included in our results from continuing operations for the nine months ended September 30, 2007 (which includes the six properties transferred into a joint venture during the second quarter of 2007), we acquired one of the properties during the third quarter of 2007. We acquired 20 of the student housing properties during 2006, nine of which were acquired during the nine months ended September 30, 2006. Rent and other property income increased to $141.7 million during the nine months ended September 30, 2007 from $118.4 million during the nine months ended September 30, 2006. The increase in rent and other property income experienced during the nine months ended September 30, 2007 primarily relates to (i) the acquisition of one property during the third quarter of 2007 and an additional 11 properties during the fourth quarter of 2006, and (ii) the presentation of a full nine months of operations during 2007 with respect to the nine properties acquired during the nine months ended September 30, 2006. In future periods, our net income will be negatively affected to the extent property operating expenses are higher than those projected by our management for such period prior to lease execution for the upcoming next academic year.

        We owned 43 properties which are included in our results from continuing operations during both the nine months ended September 30, 2007 and for 2006, referred to herein as our same store properties. Our revenues from rent and other property income at the same store properties decreased to $97.2 million during the nine months ended September 30, 2007, compared to $97.4 million during the nine months ended September 30, 2006, primarily due to a $0.3 million decrease in other income such as parking and move-in fees, offset by a $0.2 million increase in rental income.

        Other income, consisting of interest income on invested cash, remained relatively consistent during the nine months ended September 30, 2007 and 2006.

        Expenses.    Property operating expenses from continuing operations increased to $57.1 million for the nine months ended September 30, 2007 from $47.6 million for the nine months ended September 30, 2006, primarily due to expenses attributable to the 11 properties acquired during the last quarter of 2006 and ownership and operation for a full nine months during 2007 of the nine properties acquired during the nine months ended September 30, 2006. The increase of $9.5 million is attributable to the following: a $3.5 million increase in utilities expenses; a $1.1 million increase in turnover and maintenance costs at the property level; $0.6 million in marketing expense; a $0.7 million increase in insurance expense; a $1.5 million increase in payroll expenses at the property level; a $0.3 million increase in bad debt expense relating to uncollected rents and other income; a $0.7 million increase in security expenses; a $0.2 million increase in grounds and landscaping costs; and a $0.9 million increase in other office property expenses.

        With respect to our same store properties, we experienced an increase in property operating expenses of approximately $0.5 million, or 1.2%, in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. This increase was attributable to the following: a $0.5 million increase in utilities expense; a $0.1 million increase in insurance expense; a $0.5 million increase in security expenses; and a $0.3 million net increase in other property expenses. These increases in property operating expenses were offset by a $0.2 million decrease in turnover and maintenance and repair costs, a $0.3 million decrease in bad debt expense relating to uncollected rents and other income, and a $0.4 million decrease in payroll expenses.

        Real estate taxes from continuing operations increased to $13.3 million for the nine months ended September 30, 2007 from $11.5 million for the nine months ended September 30, 2006, primarily due to the acquisition of one property during the third quarter of 2007 and 11 properties during the last quarter of the 2006, and the full nine months of real estate taxes with respect to the nine properties acquired during the nine months ended September 30, 2006, offset by favorable tax assessment appeals.

With respect to our same store properties, we experienced a decrease in real estate tax expense of approximately $0.2 million, or 2%. We expect an overall increase in real estate taxes during 2007 due to a full year of operations for the 20 properties acquired during 2006, offset by a decrease due to the transfer of six properties into a joint venture with Fidelity Real Estate Group during the second quarter of 2007. We also may see an increase in real estate taxes to the extent that local authorities continue to aggressively pursue higher real estate tax assessments on properties that we currently own.

        Depreciation and amortization from continuing operations increased to $32.9 million for the nine months ended September 30, 2007, as compared to $28.2 million for the nine months ended September 30, 2006, primarily as a result of the one property acquisition during the third quarter of 2007 and 11 acquisitions during the last quarter of 2006 for an aggregate purchase price of $244.7 million, as well as the inclusion of a full nine months of depreciation expense relating to the nine properties acquired during the nine months ended September 30, 2006, offset by the properties that we transferred into a joint venture or sold during the second and third quarters of 2007. The $32.9 million in 2007 is comprised of $30.6 million of depreciation and $2.3 million of lease intangible amortization. We expect a decrease in amortization expense going forward as lease intangible related to acquisitions during 2006 are completely amortized.

        Interest expense from continuing operations increased to $44.5 million for the nine months ended September 30, 2007 from $31.8 million for the nine months ended September 30, 2006, as a result of additional debt incurred subsequent ot the third quarter of 2006, including placement of new mortgage debt and the assumption of existing mortgage debt, as well as borrowings under the note facility. This increase is offset by repayments and assumptions of mortgage debt in conjunction with the transfer of six properties into a joint venture with Fidelity Real Estate Group during the second quarter of 2007, as well as repayments on the Company's note facility.

Student Housing—Management

        Revenue.    Expense reimbursements from related parties increased to $808,000 for the nine months ended September 30, 2007 from $235,000 for the nine months ended September 30, 2006, primarily due to the commencement of the management of the properties we transferred into a joint venture with Fidelity Real Estate Group and in which we have a 10% interest. Prior to January 2007, the Company ceased managing student housing properties for related parties, as the one property that we managed for a related party during the nine months ended September 30, 2007 was sold in December 2006.

        Expense reimbursements from third parties remained relatively consistent during the nine months ended September 30, 2007 as compared to the same period in 2006. Reimbursed expenses are comprised of payroll expenses for on-site employees. We expect expense reimbursements to increase during the remainder of 2007 as a result of our management agreements relating to the properties that we sold to SCI Real Estate Investments during the second and third quarters of 2007, and as we continue to pursue new third-party management agreements during the remainder of 2007.

        Management fees from related parties increased to $489,000 for the nine months ended September 30, 2007 from $74,000 for the nine months ended September 30, 2006, primarily due to the commencement of management fees we received during the three months ended September 30, 2007 from the six properties we transferred into a joint venture with Fidelity Real Estate Group during the second quarter of 2007, as well as the recognition of previously deferred management fees for the two properties in our joint venture with AEW Capital Management, L.P.

        Management fee income from third parties decreased to $2.2 million during the nine months ended September 30, 2007 from $2.4 million during the nine months ended September 30, 2006. This decrease is due to a one-time fee of $250,000 earned in the first quarter of 2006, which was related to a management fee incentive payment received in connection with the sale of one of our managed properties during 2006. We expect management fee income to increase during the remainder of 2007 as a result of our management agreements to continue managing the five properties that we recently sold to SCI Real Estate Investments, and as we continue to pursue new third-party management agreements throughout the remainder of 2007.

        Other fee income from related parties was $2.5 million during the nine months ended September 30, 2007, as compared to no fee income from related parties for the prior year period. The fee income in 2007 related to the recognition of $1.7 million of previously deferred development fees associated with development activities for our two properties held in a joint venture with AEW Capital Management, L.P., in which we hold a 10% interest, as well as $720,000 in fees earned in connection with the transfer of student housing properties to our joint venture with Fidelity Real Estate Group during the period.

        Expenses.    Property operating expenses decreased to $4.8 million during the nine months ended September 30, 2007 from $4.9 million during the nine months ended September 30, 2006, primarily due to expenses attributable to the Company's acquisition of nine properties during the first nine months of 2006, and 11 properties that were acquired during the last three months of 2006. These expenses are comprised of payroll and general and administrative expenses directly associated with the operations of the Company's owned and managed portfolios. While those employees who are directly responsible for the oversight of specific properties are charged directly to the student housing-owned properties segment, the student housing-management segment staffs a full operations department. This department includes those employees responsible for portfolio oversight, which includes regional vice presidents, regional property managers, regional leasing specialists and the associated expenses such as travel directly related to those employees who perform this function.

        Reimbursed expenses, which includes related-party and third-party managed properties remained relatively consistent during the nine months ended September 30, 2007 as compared to the same period in 2006. Reimbursed expenses are comprised mostly of payroll expenses for on-site employees.

        Income taxes for the nine months ended September 30, 2007 amounted to $296,000 versus a $372,000 tax benefit for the same period in 2006. Income taxes consist primarily of taxes associated with the operations of our student housing taxable REIT subsidiary, which manages properties for third parties.

Military Housing

        Revenue.    Expense reimbursements increased to $51.3 million for the nine months ended September 30, 2007 as compared to $48.0 million for the nine months ended September 30, 2006. The increase is due primarily to the reimbursement of closing and transition expenses at our AETC Group I project, which commenced operations in February 2007, and for increases in reimbursement of operations expenses at our Fort Gordon, Fort Hamilton and Carlisle/Picatinny projects which commenced operations in the second quarter of 2006, and increases in reimbursement of renovation expenses at our Fort Stewart/Hunter Army Airfield, Fort Carson, Carlisle/Picatinny, Fort Gordon and AETC Group I projects, offset by decreases due primarily to delays and rescheduling of our renovation activities our Navy Northeast Region, Fort Eustis/Fort Story and Fort Bliss/White Sands Missile Range projects. We expect renovation activities will increase with respect to our Navy Northeast Region and our Fort Eustis/Fort Story project during the fourth quarter of 2007. The table below sets forth certain information regarding the revenue from expense reimbursements for each of our military housing projects for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30
Project
	2007	2006
	(in millions)
Expense Reimbursements
Fort Stewart and Hunter Army Airfield Project	$3.8	$3.5
Fort Carson Project	2.4	2.1
Fort Hamilton Project	1.1	0.9
Walter Reed Army Medical Center and Fort Detrick Project	0.5	0.5
Fort Eustis/Fort Story Project	2.6	3.7
Navy Northeast Region Project	13.2	25.6
Fort Bliss/White Sands Missile Range Project	7.1	8.8
Fort Gordon Project(1)	2.2	1.8
Carlisle/Picatinny Project(1)	5.7	1.1
AETC Group I Project(2)	12.7	—

Total expense reimbursements	$51.3	$48.0

    (1)
    The Fort Gordon project commenced operations in the second quarter of 2006 and the Carlisle/Picatinny project commenced operations in the third quarter of 2006.

    (2)
    The AETC Group I project commenced operations in the first quarter of 2007.

        Management fees from related parties increased to $7.4 million for the nine months ended September 30, 2007 compared to $6.2 million for the nine months ended September 30, 2006. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which may fluctuate based on the occupancy rates and number of housing units that we construct/renovate or demolish during that period. Management fees from related parties increased during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to increased occupancy and rental activity at our Fort Stewart/Hunter Army Airfield project, the commencement of our Fort Gordon and Carlisle/Picatinny projects in the second quarter of 2006, and the commencement of our AETC Group I project in the first quarter of 2007. The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30
Project
	2007	2006
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$1.2	$1.0
Fort Carson Project	0.9	0.9
Fort Hamilton Project	0.2	0.2
Walter Reed Army Medical Center and Fort Detrick Project	0.3	0.2
Fort Eustis/Fort Story Project	0.4	0.4
Navy Northeast Region Project	2.4	2.4
Fort Bliss/White Sands Missile Range Project	1.0	0.9
Fort Gordon Project(1)	0.2	0.1
Carlisle/Picatinny Project(1)	0.2	0.1
AETC Group I Project (2)	0.6	—

Total	$7.4	$6.2

    (1)
    The Fort Gordon project commenced operations in the second quarter of 2006 and the Carlisle/Picatinny project commenced operations in the third quarter of 2006.

    (2)
    The AETC Group I project commenced operations in the first quarter of 2007.

        Other fee income from related parties, which includes development and construction/renovation fees and business development fees, totaled $20.3 million for the nine months ended September 30, 2007, as compared to $15.9 million for the same period in 2006. Of the 2007 amount, $16.8 million related to development and construction/renovation fees, and $3.5 million related to business development fees. The amount of other fee income from related parties that we receive during a fiscal period is affected by the number of housing units that we construct or renovate under our military housing projects during that period, which will fluctuate based on the point at which we are during the initial development period for the project. Generally, the majority of new construction work is completed during the beginning years of an initial development period while construction/renovation work is completed throughout the initial development period. Other fee income from related parties increased during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 primarily due to increases in construction activities at our Fort Eustis/Fort Story, Fort Bliss/White Sands Missile Range, Fort Gordon, Carlisle/Picatinny and Fort Carson projects and the commencement of our AETC Group I project in the first quarter of 2007, offset by decreases due to delays in the renovation and construction activity at our Navy Northeast Region project, scheduled decreases in development activity at our Fort Stewart/Hunter Army Airfield project, and a rescheduling of development activity at our Fort Hamilton project. The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30
Project
	2007	2006
	(in millions)
Development and Construction/Renovation Fees
Fort Stewart and Hunter Army Airfield Project	$0.3	$1.3
Fort Carson Project	1.0	0.3
Fort Hamilton Project	(0.2)	0.4
Walter Reed Army Medical Center and Fort Detrick Project	0.4	0.4
Fort Eustis/Fort Story Project	2.1	1.2
Navy Northeast Region Project	3.4	5.3
Fort Bliss/White Sands Missile Range Project	3.6	2.7
Fort Gordon Project(1)	1.9	0.7
Carlisle/Picatinny Project(1)	0.9	0.2
AETC Group I Project(2)	3.4	—

Total Development and Construction/Renovation Fees	$16.8	$12.5

Business Development Fees	$3.5	$3.4

Total Other Fee Income—Related Parties	$20.3	$15.9

    (1)
    The Fort Gordon project commenced operations in the second quarter of 2006 and the Carlisle/Picatinny project commenced operations in the third quarter of 2006.

    (2)
    The AETC Group I project commenced operations in the first quarter of 2007.

        Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $3.4 million for the nine months ended September 30, 2007 as compared to $2.9 million for the nine months ended September 30, 2006. The increase was primarily due to preferred returns earned on our AETC Group I project, which commenced in February 2007. The table below sets forth certain information regarding equity in earnings of unconsolidated entities for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30
Project
	2007	2006
	(in millions)
Fort Carson Project	$2.3	$2.3
Navy Northeast Region Project	0.6	0.6
AETC Group I Project(1)	0.5	—

Total	$3.4	$2.9

    (1)
    The AETC Group I project commenced operations in the first quarter of 2007.

        Expenses.    Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel located in our corporate headquarters. These costs increased to $6.4 million for the nine months ended September 30, 2007 from $4.6 million in the nine months ended September 30, 2006. The increase was due to increases in (i) our renovation company operations and (ii) management and administrative expenses related to our overall expansion of our business, with respect to new projects in operation and new project awards.

        Reimbursed expenses increased to $51.3 million for the nine months ended September 30, 2007 from $48.0 million for the nine months ended September 30, 2006. The increase is due primarily to the reimbursement of closing and transition expenses at our AETC Group I project, which commenced operations in February 2007, and increases in reimbursement of renovation expenses at our Fort Stewart/Hunter Army Airfield, Fort Carson, Carlisle/Picatinny, Fort Gordon, Fort Hamilton and AETC Group I projects, offset by declines in reimbursement of renovation expenses at our Navy Northeast Region, Fort Eustis/Fort Story, and Fort Bliss/White Sands Missile Range projects.

        Income Taxes.    The effective tax rate on income taxes resulting from the portion of income that is earned in our military housing taxable REIT subsidiary was 38.9% in 2007 versus 40.2% in 2006. The decrease is primarily due to tax return to accrual differences.

Corporate

        Rental revenue and expense reimbursements, which were recognized with respect to the portion of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained relatively consistent during the nine months ended September 30, 2007 and 2006.

        Other income, consisting primarily of interest income, increased by $375,000, primarily due to increased overnight cash investments.

        Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources, information technology and acquisition departments, decreased to $12.6 million for the nine months ended September 30, 2007 from $13.1 million for the nine months ended September 30, 2006, primarily due to a reduction in other professional fees and costs during 2006 incurred in connection with transition of financial management.

        Securities litigation and Audit/Committee expenses for the nine months ended September 30, 2007 consist of settlement charges and related legal costs associated with class action and related securities litigation. The Company has entered into settlement agreements with the plaintiffs relating to the class action and related securities litigation; provided, however, that the settlement terms in connection with the class action litigation are subject to final approval by the District Court after notice to the class. During the fourth quarter of 2007, we expect to incur additional legal expenses in connection with completing the settlement of our shareholder class action litigation, which will be offset by reimbursements that we expect to receive from our insurance carrier for a portion of incurred legal fees. We do not expect these fourth quarter amounts to materially impact our results of operations. Securities litigation and Audit/Special Committee expenses for the nine months ended September 30, 2006 consist of legal fees, forensic accounting fees, incremental accounting fees and waiver fees associated with waivers of the covenants under our former line of credit, incurred in connection with the special investigation performed by our Audit Committee and its independent counsel that commenced in the first quarter of 2006; legal, financial advisory and Special Committee fees associated with the formation of the Special Committee to explore strategic alternatives for the Company; and legal expenses associated with our class action lawsuit and related securities litigation discussed in Part II, Item 1 of this report. The special investigation was completed during the third quarter of 2006 and the Special Committee was disbanded in December 2006.

        Depreciation, relating primarily to our corporate assets, remained relatively consistent between the nine months ended September 30, 2007 and 2006.

        Interest expense increased to $2.8 million for the nine months ended September 30, 2007 from $1.5 million for the nine months ended September 30, 2006, primarily due to an increase in amortization of deferred financing costs of approximately $1.4 million associated with our line of credit with Wachovia Bank that was entered into in October 2006 and terminated in May 2007.

Liquidity and Capital Resources

        Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses, (v) equity contributions to our investments in military housing projects, and (vi) distributions to shareholders and unitholders of our operating partnership. During the first quarter of 2007 and through May 7, 2007, our short-term liquidity needs were funded primarily through existing working capital and cash provided by operations, together with amounts available to us under a $250 million revolving line of credit with Wachovia Bank. During the second quarter of 2007, we obtained a new three-year $100.0 million revolving note facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and issued an initial note for $90.7 million. These funds were used to pay off any and all remaining indebtedness under, and to terminate completely, the Wachovia line of credit. In December 2006, our management also announced as part of its strategic plan for 2007 that the Company would attempt to raise capital proceeds through the identification of various currently-owned student housing properties that could be sold, refinanced and/or contributed into a joint venture. We completed the refinancing, joint venture and sale transactions outlined under this original management plan during the third quarter of 2007.

        We currently expect that any of our short-term and long-term liquidity needs may be met through our working capital on hand and/or through additional borrowings under our new note facility with Merrill Lynch. Under the note facility with Merrill Lynch, our operating partnership may borrow, on a revolving basis through April 30, 2010, up to an aggregate principal amount of $100 million, and subject to certain conditions, up to an additional $25 million for an aggregate of $125 million. As of the date of this report, the current principal amount of notes outstanding under the note facility was $53.6 million at a current interest rate of 6.88%. Additional notes may be issued at any time upon notice by our operating partnership, and we will have the ability to repay amounts under outstanding notes and to re-borrow amounts through the issuance of new notes, provided that the maximum amount of notes outstanding at any time during the term of the note facility does not exceed an aggregate principal amount of $100 million, or $125 million to the extent the note facility may be increased. The notes will be issued to Merrill Lynch as the initial purchaser, and may thereafter be transferred to "qualified institutional buyers" in accordance with Rule 144A of the Securities Act of 1933, as amended. The notes will be administered under the terms of a Trust Indenture with U.S. Bank Trust National Association, serving as trustee of the notes. Any additional notes will be issuable at an annual interest of LIBOR plus 1.75%, will require monthly payments of interest only, and are secured solely by the fees and equity preferred returns we receive in connection with our military housing projects that were in operation as of the commencement of the facility, as well as those to be received under our Navy Southeast and West Point projects.

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

        We elected to be treated as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis. Therefore, except as discussed below, as a general matter, a substantial portion of cash generated by our operations will be used to fund distributions to shareholders and holders of limited partnership interests in our operating partnership, and will not be available to satisfy our liquidity needs. Future dividends will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our Board of Trustees deems relevant. For the third quarter of 2007, we declared a quarterly dividend distribution of $0.165 per common share, payable to shareholders of record on September 27, 2007. We distributed this dividend on October 15, 2007, and at the same time, our operating partnership paid a distribution of $0.165 per unit to holders of limited partnership interest in our operating partnership. We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. To the extent that our cash flow from operations is insufficient to fund our anticipated dividend distributions, we may seek to borrow funds under our note facility or through other third-party debt financing or we may lower our dividend distribution. Our available cash for distributions will be affected by a number of factors, including: the revenue we receive from our student housing properties; revenues from management fees in connection with management services that we will provide for student housing properties owned by others; revenues from our military housing projects; our operating expenses; interest expense; costs related to our pending class action lawsuits; and any unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see the section titled "Risk Factors" presented in our Annual Report on Form 10-K for the year ended December 31, 2006, and our 424(b) prospectus filed with the SEC on June 8, 2007.

        With regard to our military housing privatization projects, we are typically required to fund our portion of the equity commitment to the project's joint venture after all other sources of funding for the project have been expended. With respect to our Navy Northeast Region project, Navy Southeast Region project and our AETC Group I project, however, we were required to fund the equity commitment at commencement of the project. As of the date of this report, we made a $9.5 million equity contribution in November 2004 relating to our Navy Northeast Region project; an $8.0 million equity contribution in February 2007 relating to our AETC Group I project; as of March 2007, a total of $5.9 million to our Walter Reed Army Medical Center/Fort Detrick project; a $6.75 million equity contribution in October 2007 relating to our Navy Southeast Region project; a $7.0 million equity contribution on November 1, 2007 relating to our Vandenberg project; and had contractually committed to contribute the following additional amounts: an aggregate of $2.0 million to our Fort Hamilton project, which is expected to be funded in the fourth quarter of 2007; $3.6 million in 2010 for our Fort Eustis/Fort Story project; $3.0 million in 2010 or 2011 for our Carlisle/Picatinny project; $8.0 million in 2011 for our Fort Stewart and Hunter Army Airfield project; an aggregate of $4.5 million to our Fort Gordon project in several phases that commence in 2011 and end in 2012; and $6.3 million in 2012 for our Fort Bliss/White Sands project. These equity contributions help to fund the development, construction and renovation of housing units at these bases during their respective initial development periods. During the remainder of the fourth quarter of 2007 and into 2008, we expect to complete negotiations for several of our pending military housing project awards which are expected to result in additional equity commitments, as follows: $1.5 million for each of our unaccompanied personnel housing (UPH) pilot programs at Fort Bliss and Fort Stewart; $3.3 million for our West Point project; $3.0 million for our Fort Jackson project; and $12.5 million for our AMC West project (expected to be funded upon closing).

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

        If cash flows from any of our military housing privatization projects are insufficient to meet the coverage ratios or benchmarks entitling us to receive fee payments, any unpaid fees will accumulate and be subsequently paid from operations or upon dissolution of the projects to the extent that funds are available and the applicable thresholds are met. If these thresholds are not met, we will not have access to or receive certain of the fees we have earned. The unavailability of these funds would materially impact our ability to meet our short-term and long-term liquidity needs. We will be required to make equity contributions at the beginning of the initial development period for typical Navy transactions and at the end of the initial development period for typical Army transactions. We also were required to make our equity contribution at the beginning of the initial development period for our AETC Group I and Vandenberg projects with the Air Force. Based on our current expectations regarding the terms of the debt funding for our military housing projects, we expect that the projects will generate sufficient cash flows to fund the reinvestment account and pay anticipated equity returns.

        With regard to our currently owned student housing properties, we do not have any material short-term capital commitments, other than with respect to our short-term capital needs relating to the general expenses and costs associated with operating and managing these properties, including anticipated third quarter turnover costs. We will require, however, funds in connection with our anticipated acquisitions of student housing properties. We currently expect to place less emphasis on the acquisition of additional student housing properties, and to continue to focus on the operational performance of our existing student housing properties and development projects. To the extent the Company has sufficient working capital or financing sources for such acquisitions and projects, we may determine that it is appropriate to place greater emphasis on acquisitions in the Company's student housing segment in the future and seek to acquire properties located in our targeted markets and that meet management's underwriting criteria for creating long-term growth potential. If we seek to acquire student housing properties in the future, we will consider funding the acquisition through joint venture structures similar to the joint venture terms that we currently have with respect to a total of seven properties as of the date of this report. The timing of any acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We also would consider funding our equity portion of any joint ventures by using funds from available cash from operations or borrowings. We also may determine that it is appropriate to purchase student housing properties outright, as opposed to with a joint venture partner, depending upon factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        Given current market conditions, our strategy favors fixed-rate, secured debt over variable-rate debt to minimize our exposure to increases in interest rates. As of September 30, 2007, 96.7% of the outstanding principal amount of our notes payable secured by properties we owned had fixed interest rates with a weighted-average rate of 5.32%. The remaining 3.28% of outstanding principal amount of our notes payable has variable interest rates equal to LIBOR plus 1.9%.

        As of September 30, 2007, we had $32.9 million in funds drawn from our note facility with Merrill Lynch, bearing a variable interest rate equal to LIBOR plus 1.75%.

        As of September 30, 2007, based on our variable rate debt balances described above, if interest rates were to increase by 1%, our interest expense would have increased by approximately $645,000 on an annual basis.

Item 4.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.

        We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and regulations and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operating effectiveness as of September 30, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)
Change in Internal Control over Financial Reporting.

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        As of November 2, 2007, the Company had entered into a settlement agreement with the lead plaintiffs in connection with a class action lawsuit alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, and Rule 10b-5. The class action lawsuit had been filed in the United States District Court for the Eastern District of Pennsylvania, naming as defendants GMH Communities Trust, Gary M. Holloway, Sr., and Bradley W. Harris, and was brought on behalf of a class of purchasers of GMH securities between May 5, 2005 and March 10, 2006 based upon the Company's restatement of certain financial results. The settlement agreement has been submitted with the Court for approval. Under the terms of the settlement agreement, all claims against the Company and related defendants would be dismissed without admission or presumption of liability or wrongdoing. The settlement agreement is contingent upon various conditions, including, but not limited to, final approval by the Court after notice to the class. The Company can provide no assurance that the settlement agreement will be approved by the Court; and in the event the settlement is not approved, the Company would be required to continue to defend itself against the action.

        On September 4, 2007, the Company entered into a settlement and mutual release agreement in connection with a lawsuit that had been brought by Stone Gate I LLC, Southview LLC, The Commons LLC, Seminole Ride LLC, LB&J Limited, Bruce Forbes, Lois Forbes and Jeff Forbes. The plaintiffs had filed the original complaint on March 12, 2007 in the United States District Court for the Eastern District of Pennsylvania against GMH Communities Trust, GMH Communities, L.P., College Park Investments, LLC, Peach Grove Associates, LLC, Neff Avenue Associates, LLC, Gary M. Holloway, Sr., Bradley W. Harris and John DeRiggi. The complaint alleged violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, Section 522(a) and 522(c) of the Virginia Securities Act and Sections 1-401 and 1-501 of the Pennsylvania Securities Act, as well as common law claims for fraud, fraud in the inducement, negligent misrepresentation and breach of contract. The claims arose from the Company's restatement of certain financial results upon which plaintiffs purportedly relied in selling properties to certain defendants. In connection with the acquisition of the properties, Company entities purchased four student housing properties in exchange for a combination of cash, assumption of debt and the issuance of 1,940,282 units of limited partnership interests in our operating partnership valued at a total of approximately $76.8 million. The units of limited partnership interest were issued for a total value of approximately $27.5 million or $14.17 per unit of limited partnership interest. On May 25, 2007, Stone Gate I, LLC and Southview LLC each also had filed a Memorandum of Lis Pendens in the Commonwealth of Virginia, Circuit Court of Rockingham County against the defendants (excluding the individual defendants, Messrs. Holloway, Harris and DeRiggi, who were not named in either Memorandum). Under the terms of the settlement and release, the action has been dismissed with prejudice, the lis pendens has been marked as satisfied, and the plaintiffs have agreed to a full release of the Company and all other defendants. Also as part of the settlement terms, the Company's operating partnership has completed the redemption of all of the plaintiffs' units of limited partnership interest in exchange for a cash payment calculated in accordance with the redemption terms set forth under the Company's operating partnership agreement.

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

GMH COMMUNITIES TRUST
Date: November 8, 2007	/s/ GARY M. HOLLOWAY, SR. Gary M. Holloway, Sr. Chairman, President and Chief Executive Officer
/s/ J. PATRICK O'GRADY J. Patrick O'Grady Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Document
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith).
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith).
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

QuickLinks

GMH COMMUNITIES TRUST INDEX TO FORM 10-Q
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
GMH COMMUNITIES TRUST CONSOLIDATED BALANCE SHEETS (in thousands, except par value and number of shares)
GMH COMMUNITIES TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and in thousands, except share and per share information)
GMH COMMUNITIES TRUST CONSOLIDATED STATEMENT OF BENEFICIARIES' AND OWNER'S EQUITY (in thousands, except number of shares and per share information)
GMH COMMUNITIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
GMH COMMUNITIES TRUST Notes to Consolidated Financial Statements September 30, 2007 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX