Form 10-K
period 2007-12-31
GMH Communities Trust
filed 2008-03-14
CIK 1293200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2007), was $402,785,645.

         The number of common shares of beneficial interest of the registrant outstanding as of March 13, 2008 was 41,669,879 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III will be filed by amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year ended December 31, 2007.

GMH COMMUNITIES TRUST

INDEX TO FORM 10-K

i

Cautionary Note Regarding Forward-Looking Statements

        Our disclosure and analysis in this document and in the documents that are or will be incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, operating or financial performance, strategic plans and objectives, or regulatory or competitive environments. Part I, Item 1 of this report provides a description of the pending sale of our company. The disclosures contained throughout this report will refer to our business as an ongoing operation with the impact of the pending sale transactions not considered unless otherwise noted.

        Statements regarding the following subjects are forward-looking by their nature:

  •
  the expected closing of the pending sale of our military housing division and student housing division as described in the section of this report under Part I, Item 1;

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

        The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our management's current expectations include, but are not limited to:

  •
  failure to satisfy conditions to the completion of the pending sale of our military and student housing divisions, including receipt of approval from our shareholders relating to the sale of the student housing division; occurrence of any effect, event, development or change that could give rise to the termination of the agreements relating to the pending sales; the failure of the pending sale transactions, or any of their components, to close for any other reason; risks that the pending sale transactions disrupt current plans and operations, including potential difficulties in employee retention; and the amount of the costs, fees, expenses and charges related to the pending sale transactions;

ii

  •
  the factors referenced in the sections of this report under Part I, Item 1. Business; Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;

  •
  changes in our business strategy, including acquisition, sales, and development activities;

  •
  availability, terms and deployment of capital, including equity and debt financing;

  •
  availability of qualified and/or sufficient personnel, including, but not limited to, within our accounting staff;

  •
  failure to effectively remediate any deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting, or failure to identify additional material weaknesses and deficiencies in our disclosure controls and procedures and internal control over financial reporting that could occur in the future;

  •
  the adverse effects of pending litigation or any investigation of the Company by the SEC;

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

iii

PART I

Item 1.    Business

Our Company

        GMH Communities Trust (referred to as "we" or "the Company" hereafter) is a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families. Through our operating partnership, we own and operate our student housing properties and own equity interests in joint ventures that own our military housing privatization projects. Generally, we provide through our taxable REIT subsidiaries the development, construction, renovation and management services for our military housing privatization projects and property management services for student housing properties owned by others. In addition, through our operating partnership, we provide consulting services with respect to the management of certain student housing properties owned by others, including colleges, universities and other private owners. We are one of the leading providers of housing, lifestyle and community solutions for students and members of the U.S. military and their families.

        GMH Communities Trust was formed in May 2004 to continue and expand upon the student and military housing businesses of our predecessor entities and other affiliated entities, collectively referred to as GMH Associates. GMH Associates was founded in 1985 principally to acquire, develop and manage commercial and residential real estate, focusing on student housing. Beginning in 1999, GMH Associates also competed for the award of contracts to develop, construct, renovate and manage housing units for members of the U.S. military and their families, referred to as military housing privatization projects. We seek to capitalize on the highly-fragmented student housing market at colleges and universities and the related need for quality and affordable off-campus, privately-owned student housing. Focusing on this opportunity, we have, and prior to our formation, GMH Associates had, acquired or entered into joint ventures that acquired student housing properties strategically located near college or university campuses. In addition, we have continued to expand upon the military housing business developed by GMH Associates and to seek the award of additional military housing privatization projects granted by the Department of Defense, or DoD, under the 1996 National Defense Authorization Act.

        We elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2004, and intend to continue to qualify as a REIT. We perform certain management and other services relating to student and military housing, which if performed directly by a REIT could adversely affect its qualification as a REIT, through our taxable REIT subsidiaries, GMH Military Housing, LLC and College Park Management TRS, Inc. A "taxable REIT subsidiary" is an entity, taxed as a corporation, in which a REIT directly or indirectly holds shares and which makes a joint election with the REIT to be treated as a taxable REIT subsidiary of the REIT. Taxable REIT subsidiaries are generally subject to federal income taxation in the same manner as regular corporations and not as REITs. The extent to which a REIT can conduct its operations through a taxable REIT subsidiary is limited by provisions of the Code, which require that (i) dividends from a taxable REIT subsidiary, together with other nonqualifying gross income of the REIT, constitute not more than 25% of the REIT's gross income in any taxable year and (ii) securities issued by taxable REIT subsidiaries represent not more than 20% of the value of the REIT's total assets as of the close of any quarter of a taxable year of the REIT.

        As of December 31, 2007, we owned or had ownership interests in 72 student housing properties, containing a total of 13,232 units and 42,670 beds and seven undeveloped or partially developed parcels of land held for development as student housing properties. Of this portfolio, we hold a 10% interest in joint ventures that own eight of these student housing properties, covering a total of 1,140 units and 4,160 beds and provide management services for all of these properties. In addition to properties held through joint ventures, we managed a total of 17 student housing properties owned by others, containing a total of 3,185 units and 10,647 beds, including 48 units and 262 beds currently under construction.

        With respect to our military housing segment, as of December 31, 2007, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries operated, 12 military family housing privatization projects, comprising an aggregate of approximately 25,288 end-state housing units on 37 military bases. End-state housing units are the housing units, including units subject to new construction and existing units, whether or not subject to renovation, that are approved for completion and management by the end of the initial development period, or IDP, for the project. Subsequent to year-end, in January 2008, we closed on the award of our first unaccompanied personnel housing (UPH) privatization project at Fort Stewart in Hinesville, GA. The project is coterminous with the existing 50-year ground lease relating to our previously operational Fort Stewart/Hunter family housing project and commences with a two-year IDP that includes design, construction, management, maintenance and operational responsibilities for an estimated 334 end-state housing units with project costs of approximately $37 million.

        With respect to projects under exclusive negotiations and which are not yet in operation, we have been chosen by the Department of the Army to design, construct and manage a UPH project located at Fort Bliss. During the first quarter of 2007, we also announced that we were selected by the Department of the Army to enter into exclusive negotiations for the family housing privatization project at the U.S. Military Academy at West Point, New York, which is expected to have a five-year IDP with project costs valued in excess of $160.0 million and cover 628 end-state housing units; and in May 2007, we announced that we were selected by the Department of the Army to enter into exclusive negotiations for the family housing privatization project at Fort Jackson in Columbia, South Carolina. The Fort Jackson project is expected to have a six-year IDP with project costs valued in excess of $180.0 million and cover 990 end-state housing units. Most recently, in October 2007, we were selected as the highest ranked offeror (HRO) by the Department of the Air Force for its privatization of family housing under the AMC West Housing project, which includes three Air Force bases in three states and is expected to have a seven-year IDP, with estimated project costs in excess of $400.0 million and covering an estimated 2,435 end-state housing units. We currently expect the Fort Jackson and AMC West projects to commence operations during the second quarter of 2008, and the West Point project during the third quarter of 2008.

        Our Internet address is www.gmhcommunities.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto do not constitute a part of this report.

Pending Sale of the Company

        On February 12, 2008, we announced that the Company had entered into two definitive agreements in connection with the sale of our military and student housing divisions. The first agreement is a Securities Purchase Agreement, dated February 11, 2008, referred to as the Securities Purchase Agreement, by and among GMH Communities Trust, GMH Communities, L.P. and Balfour Beatty, Inc. (a U.S. subsidiary of Balfour Beatty plc, and referred to as Balfour Beatty), pursuant to which Balfour Beatty will purchase the Company's military housing division, referred to as the Military Housing Transaction. The second agreement is an Agreement and Plan of Merger, dated February 11, 2008, among GMH Communities Trust, GMH Communities, Inc., GMH Communities, L.P., American Campus Communities, Inc., American Campus Communities Operating Partnership LP, American Campus Acquisition LLC and American Campus Acquisition Limited Partnership LP, or the Merger Agreement. Under the terms of the Merger Agreement, American Campus Communities, Inc., or ACC, through its acquisition subsidiaries, will acquire the Company and its remaining student housing division following completion of the Military Housing Transaction, referred to as the "Merger". The aggregate per share value of both the Military Housing Transaction and the Merger is expected to be approximately $9.61 per share/unit, based on the closing price of ACC's shares of common stock on February 11, 2008. The per share/unit value represents a premium of 72% to the closing price of the Company's common shares on February 11, 2008; however, as described in more detail below, the per share/unit amount in connection with the sale of the Company is subject to potential adjustment to the purchase price from the sale of the Company's military housing division and the value of ACC's shares at the closing date. Pending the closing of the Merger, the Company will pay its regular quarterly dividend but only for the quarter ending March 31, 2008. Pursuant to the Merger Agreement, the Company will not be permitted to make any further distributions other than the distributions described below.

Military Housing Transaction

        Under the terms of the Securities Purchase Agreement, Balfour Beatty will purchase all of the issued and outstanding capital stock and limited liability company interests of the subsidiaries representing the Company's military housing division for $350 million in cash, subject to adjustment pursuant to the terms of the Securities Purchase Agreement. The Military Housing Transaction is anticipated to result in net distributions to the Company's common shareholders and to the unitholders of GMH Communities, LP, or the Company Operating Partnership, of approximately $4.08 per share/unit. The ultimate per share/unit amount distributed may change because the aggregate purchase price will be increased or decreased to the extent the working capital of the military housing division as of the closing exceeds or is below $14.5 million.

        The $4.08 per share/unit distribution, or the Military Housing Distribution, is expected to be paid in two separate distributions. One will take place upon the closing of the Military Housing Transaction and the second will take place immediately prior to the Merger. The net distribution to shareholders and unitholders from the Military Housing Transaction is expected to be made in two separate distributions because the Company is required to pay off, and terminate, its line of credit with the proceeds from the sale of the military housing division and will retain a portion of the net proceeds as working capital pending the closing of the Merger.

        Completion of the Military Housing Transaction, which is not subject to shareholder approval, has been unanimously approved by the Company's Board of Trustees. The Military Housing Transaction is currently expected to close during the second quarter of 2008, subject to the satisfaction of certain closing conditions that are customary in connection with the sale of a business such as the military housing division. Balfour Beatty's obligation to close the transactions contemplated by the Securities Purchase Agreement is not subject to a financing condition.

Student Housing Transaction

        Following the sale of the military housing division, the Company will be acquired by ACC pursuant to the Merger Agreement. Under the terms of the Merger Agreement, each common share of the Company and each unit of the Company Operating Partnership will be entitled to receive at the closing of the Merger (i) 0.07642 of an ACC share of common stock, or the Share Consideration, and (ii) $3.36 in cash, or approximately $5.53 in value based on the closing price of ACC's shares of common stock on February 11, 2008, except subject to certain conditions, in lieu of the Merger Consideration, the holder of units of the Company Operating Partnership may elect to receive 0.07642 of a unit in the surviving operating partnership, together with the Share Consideration, referred to as the Merger Consideration. In connection with the Merger, the Company anticipates selling its home office, or the Home Office, immediately prior to the closing of the Merger, and will also have the right, but not the obligation, to sell ten additional student housing assets, referred to collectively with the Home Office as the Disposition Assets. A percentage of the amount received, if any, in connection with the sale of the Disposition Assets will be payable to the Company's common shareholders and unitholders on the day preceding the closing of the Merger, referred to as the Special Distribution, and will be in addition to the Merger Consideration. No assurance can be given that the Company will be successful in disposing of any of the Disposition Assets.

        Completion of the Merger is subject to the sale of the military housing division and certain other customary closing conditions, including approval of the Merger by the Company's shareholders. The closing of the Merger and the transactions contemplated by the Merger Agreement is not subject to a financing condition. The Merger is currently expected to close during the second quarter of 2008. The Merger has been unanimously approved by the Company's Board of Trustees, and will be recommended for approval by the Company's common shareholders.

        The remainder of this Part I provides disclosures of our business as an ongoing operation with the impact of the Military Housing Transaction and the Merger not considered unless otherwise noted.

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

        We seek to acquire and manage high-quality student housing properties strategically located near college or university campuses and other points of interest, such as restaurants or other nightlife destinations that cater to students. The properties we seek to acquire and manage include town homes and high-rise, mid-rise and garden-style apartment complexes. The amenities we offer residents vary by property, but include many of those commonly sought by students, such as private bedrooms and bathrooms, high quality student furnishings, cable television, wired and wireless high-speed Internet access, a washer and dryer in each unit, fitness centers, swimming pools, computer centers, study rooms and game rooms. Additionally, we strive to create attractive environments for our residents by providing, among other things, student housing employees living on-site as well as 24-hour maintenance and emergency services. Although we target student residents, a small percentage of our residents are non-students.

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

Strategy

        From a growth perspective, our strategy in the student housing business is to acquire, own and effectively manage a diverse portfolio of attractive and high-quality off-campus student housing properties located near college and university campuses throughout the U.S. We focus on owning and operating primarily garden-style apartment complexes, as well as town homes, high-rise and mid-rise apartment complexes. Our operational strategy is to manage our own student housing properties, as well as those we manage for colleges, universities and private owners, with a focus on catering to the college and university student whose needs and lifestyle differ greatly from the needs and lifestyle of a typical apartment resident. We implement these strategies as follows:

        Target select properties/markets.    We seek to acquire and manage high quality student housing properties strategically located near college or university campuses and other points of interest, such as restaurants or other nightlife destinations that cater to students. We specifically target those acquisition sites that are located proximately to colleges or universities with an enrollment of at least 5,000, where there is a shortage of existing modern student housing. We seek to identify properties in student housing markets with high barriers to entry and strong growth potential. We typically target sites within approximately two miles of the college or university campus. Our management team has found that most students prefer to live within a narrowly-defined geographic radius around a particular college or university campus because it provides students with the feeling of being a part of the campus community and also shortens students' commutes to and from classes. We also believe that we have identified a trend of students, particularly upperclassmen, wanting to live near entertainment venues near campus, such as restaurants or nightlife destinations. In order to capitalize on this trend, we intend not only to acquire and manage premium student housing properties strategically located near college or university campuses, but also those properties close to other points of interest around campus.

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

        Deliver full range of high quality product.    We seek to acquire and manage modern, state-of-the-art town homes and high-rise, mid-rise and garden-style apartments that are tailored to the "student lifestyle." The typical design layout of a housing unit consists of one to four bedrooms, with a complementary number of bathrooms, centered around a common area consisting of a living room, dining area and kitchen. In addition to functionality and appearance, we have found that students want to be offered a variety of amenities, similar to those found at typical luxury apartment communities. Amenities such as private bedrooms and high-quality furnishings, cable television, wired and wireless high-speed Internet access, a washer and dryer in each unit, fitness centers, swimming pools, computer centers, study rooms and game rooms are found in some combination at all of our properties. We also employ student housing personnel that live on-site and provide our residents with 24-hour resident services, including maintenance and emergency services.

        Our message to prospective student residents is that our properties provide a home-like environment with state-of-the-art technological capabilities and amenities and services designed to maximize their college or university experience. In our marketing efforts, we convey the message that living at one of our properties, unlike a typical apartment property, is like becoming a part of a small community within the larger college or university community. To this end, we offer regular events at our properties, such as athletic competitions, including volleyball and basketball tournaments, "battle of the bands" nights and non-alcoholic social events. We also offer prospective residents a roommate matching program, where students wishing to find roommates provide us with their background information, including their likes and dislikes, so that our property staff may attempt to match these individuals with compatible roommates.

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

        Superior execution of operations.    We utilize dynamic, professional marketing services primarily to create Internet-based applications to market and make information about us and our properties easily accessible to students, and initiate word-of-mouth campaigns to attract student residents. Recognizing the importance of the Internet, we have an individualized website dedicated to each of our student housing properties containing information about each property, amenities and services available at each property and pricing and leasing information. To a lesser degree, we also advertise through more traditional media, such as radio and print, particularly focusing on media such as student-run newspapers that target the student market.

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

Market Opportunity

The Student Housing Market

        Demographic patterns and trends in education over the past several years suggest that there are an increasing number of college-aged individuals and an increasing number of students enrolling in colleges and universities in the U.S. According to a 2005 report by the U.S. Department of Education's National Center for Educational and Statistics, or NCES, fall enrollment at four-year institutions of higher education in the U.S. is expected to increase from the 17.3 million students that were enrolled in 2004 to 19.5 million in 2014.

        The major catalyst for projected enrollment increases, and subsequent student housing demand in the near future, will be the growth in the college-aged population represented by the "Echo Boom" generation, which is made up of the sons and daughters of the "Baby Boomer" generation, and is equal in size to the Baby Boomer generation. While the Baby Boomers are nearing retirement, much of the Echo Boom generation, which was born between 1977 and 1997, is entering, or has yet to enter, adulthood. According to the U.S. Census Bureau, in 2006, 4.2 million Americans turned 18; by 2010, that number will peak at 4.4 million and remain significantly above 4.0 million annually for some time thereafter.

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

        Among individual states, California, Florida, Texas and New York are projected to have the four largest populations of 18 to 24 year-olds during the next decade, according to the U.S. Census Bureau's April 2005 projections. We expect these states will continue to serve as major immigration gateways, which also should bolster future demographic and accompanying college enrollment growth well into the future. These four states are forecasted to experience the greatest absolute increase in college enrollment. Rounding out the top ten states with the highest absolute population growth projections for

18 to 24 year-olds are North Carolina, Virginia, Maryland, Arizona, Georgia and Washington. As of December 31, 2007, more than 36% of our student housing properties were located in these "top 10" states.

        As of December 31, 2007 and based on the U.S. Census Bureau's April 2005 projections, the states in which we owned properties were projected to experience an average growth of 11.9% in the 18 to 24 year-old population, which is an average of 84,221 persons between 2000 and 2010.

        We believe that these projected increases in the 18 to 24 year-old population and in college enrollment will place a greater demand on off-campus student housing. While both on- and off-campus student housing markets will compete for these additional students, we believe that existing on-campus properties will be at a disadvantage because, according to NCES data, those properties tend to be older units that have not been sufficiently expanded, renovated or modernized to meet students' increasing needs and expectations.

Highly-Fragmented Ownership of Student Housing Properties

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

Status of the On-Campus Student Housing Market

        As student enrollment increases, we believe that one of the biggest challenges facing many colleges and universities is an antiquated student housing infrastructure. In addition to the need for more housing to accommodate an expanding student population, universities must also deal with the problems of maintaining, refurbishing and marketing their aging existing inventory. Many schools have undertaken large-scale renovations and others are under pressure to follow suit to stay competitive. In addition to significant cosmetic upgrades, outdated heating and plumbing systems and roofs and windows are being replaced in many on-campus housing facilities. In some cases, institutions are finding that the costs of renovations are often prohibitive and are opting to take existing facilities out of service, thereby creating a greater demand for off-campus student housing.

        In addition, various amenities that used to be considered rare luxuries in the student housing industry, such as kitchens, private bedrooms and bathrooms, Internet connectivity and cable television systems, and a washer and dryer in each unit, are now more common and increasingly a requirement for student tenants.

        In addition to increasing costs associated with the renovation of existing on-campus student housing by colleges and universities, budget deficits or budget restrictions are affecting the amount of funds available to these institutions for education, thereby limiting states' abilities to increase funding for student housing projects. According to the Center for the Study of Education Policy, state appropriations for higher education have been decreasing consistently. Each state's ability to boost post-secondary education spending, while simultaneously handling the strain on health care budgets from a rapidly aging population and increasing funding to primary and secondary education, remains to be seen. Traditionally, both health care and primary education have taken precedence over higher education for political reasons. Based on information provided by the Association of Governing Boards of Colleges and Universities, we believe it is unlikely that states will have enough money to fund all programs completely. As a result of these trends in state budgets, we believe public universities' finances are straining their capacity to fund significant capital projects such as student housing.

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

        We expect new construction and development by colleges and universities, various commercial developers, real estate companies and other owners of real estate that are engaged in the construction and development of student housing to compete with us in meeting the anticipated increased demand in student housing over the next 10 years. The development and construction of new student housing properties is extremely capital intensive. Since leases are typically executed for an August or September delivery, construction delays can cause late completion and jeopardize rents for an entire year. As a result, we are pursuing several development opportunities in high barrier-to-entry markets, but we intend to focus our efforts on acquiring existing properties or acquiring newly constructed properties from third-party developers in our target markets.

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

Management Services

        As of December 31, 2007, we managed all of the student housing properties owned by us and 18 student housing properties not owned by us. We manage the student housing properties not owned by us through our taxable REIT subsidiary, College Park Management TRS, Inc. For more information regarding the properties we manage for others, see the section of this report under "Our Business and Properties."

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

  •
  the location of the property, including its proximity to a college's or university's main campus or other academic buildings, as well as athletic and other entertainment venues frequented by students;

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

Competition

        We compete with other owners, operators and managers of off-campus student housing in a number of markets. The largest of these competitors are Education Realty Trust (NYSE: EDR) and American Campus Communities, Inc. (NYSE: ACC), each of which are national, publicly-traded companies focused on growing their student housing businesses. We also compete in a number of markets with smaller national and regional companies, such as the following: Place Properties, Ambling Companies, Campus Advantage, The Dinerstein Companies, JPI Student Living, The Preiss Company, University Housing Group and Campus Apartments. In addition, we compete on a highly localized basis with substantial numbers of small, local owner-operators. Currently, the student housing industry is highly fragmented, with no participant holding a dominant market share on a national level. The entry of one or more additional national or regional companies could increase competition for students and for the acquisition, management and development of student housing properties.

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

Military Housing Business

Overview

        In order to address poor housing quality, a significant backlog of repairs and rehabilitations to its military housing units on and near bases, and a shortage of affordable, quality private housing available to members of the U.S. military and their families, Congress included the Military Housing Privatization Initiative, or MHPI, in the 1996 National Defense Authorization Act. Under the MHPI, the DoD was granted the authority to award projects to private-sector companies to develop, construct, renovate and manage military housing. Since 1996, according to statistics available on the DoD's website as of March 4, 2008, the U.S. military has awarded to private companies long-term agreements and rights to exclusively negotiate agreements with the U.S. military for 95 domestic projects containing, in the aggregate, a total of 179,162 end-state housing units. The DoD has targeted another 18 domestic projects containing an additional 17,937 end-state housing units that have yet to be awarded by Congress, and agreements for the related development, construction, renovation and management services for these additional projects. According to the DoD, the previously awarded privatization projects and projects under exclusive negotiations, together with additional targeted projects, reflect the opportunity to develop, construct, renovate and manage a total of 197,099 end-state housing units.

        As of December 31, 2007, our operating partnership held an ownership interest in, and operated, through various wholly-owned subsidiaries, 12 military family housing privatization projects at the Department of the Army's Fort Stewart, Hunter Army Airfield, Fort Carson, Fort Hamilton, Fort Eustis, Fort Story, Walter Reed Army Medical Center, Fort Detrick, Fort Bliss, White Sands Missile Range, Fort Gordon, Carlisle Barracks and Picatinny Arsenal, as well as five Air Force bases and thirteen Navy bases. In addition, during the first quarter of 2008, we completed the closing on the award of our first unaccompanied personnel housing (UPH) project at Fort Stewart. We refer to these projects as the Stewart Hunter project, the Fort Carson project, the Fort Hamilton project, the Fort Eustis/Fort Story project, the Walter Reed/Fort Detrick project, the Fort Bliss/White Sands Missile Range project, the Fort Gordon project, the Carlisle/Picatinny project, the AETC Group I project, the Vandenberg project, the Navy Northeast and Southeast Region projects and UPH Fort Stewart project, respectively. These projects in operation covered 37 domestic bases located in 18 states and Washington D.C., and we expect them to contain approximately 25,000 end-state housing units once full development, construction and renovation have been completed for all the projects.

        In addition to our projects in operation at year-end, we are currently in exclusive negotiations with the Department of the Army with respect to an award to design, construct and manage another UPH project at Fort Bliss, which is expected to cover up to 330 end-state housing units. We currently expect to close on the award of this project during 2008. In addition, on March 8, 2007, we announced that we were selected by the Department of the Army to enter into exclusive negotiations for the family housing privatization project at the U.S. Military Academy at West Point, New York, which is expected to have a five-year IDP with project costs valued in excess of $160.0 million and cover 628 end-state housing units; and on May 25, 2007, we announced that we were selected by the Department of the Army to enter into exclusive negotiations for the family housing privatization project at Fort Jackson in Columbia, South Carolina, which is expected to have a six-year IDP with project costs valued in excess of $180.0 million and cover 990 end-state housing units. Most recently, on October 31, 2007, we announced our selection by the Department of the Air Force as the HRO for the privatization of family housing under the AMC West Housing privatization project. The project includes three Air Force bases—Fairchild AFB located near Spokane, WA; Travis AFB, located near Fairfield, CA; and Tinker AFB, near Oklahoma City, OK. As a result of the HRO selection, we are participating in exclusive negotiations with the Department of the Air Force for the development, management, construction/renovation of high-quality homes and other ancillary facilities and amenities to meet the community housing needs at each of the three bases. The project is expected to have seven-year IDP, with estimated project costs valued in the excess of $400.0 million and covering an estimated 2,435 end-state housing units. We currently expect to commence operations on the Fort Jackson and AMC West projects during the second quarter of 2008, and the West Point project during the third quarter of 2008.

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

        We conduct our military development, construction/renovation and management services for all of our projects, other than our projects with the Air Force, through our taxable REIT subsidiary, GMH Military Housing, LLC.

Our Military Housing Privatization Projects in Operation as of December 31, 2007

        As of December 31, 2007, we had an ownership interest in and operated 12 military housing privatization projects. Each of our projects in operation as of December 31, 2007 included the renovation of existing housing units and the construction of new units. The 50-year duration of each project calls for continued renovation, rehabilitation, demolition and reconstruction of the project. The following table provides a summary of the terms of each military housing privatization project in which we owned an interest as of December 31, 2007.

Military Housing Privatization Projects in Operation
as of December 31, 2007

Project Name	Location	Initial Development Period(1)	Initial Development Period Expected Completion Date	Initial Development Period Project Costs(2) (in millions)	Expected End-State Housing Units at Initial Development Period Completion Date
					1,868	new units
Fort Stewart and	Hinesville, GA				1,597	renovated units
Hunter Army Airfield	Savannah, GA	8 years	October 2011	$358.3	237	existing units(3)

					3,702
					841	new units
Fort Carson	Colorado Springs, CO	5 years	Completed	Completed	1,823	renovated units

					2,664
Fort Carson Expansion(4)	Colorado Springs, CO	3 years	November 2009	124.0	396	new units
					185	new units
Fort Hamilton(5)	Brooklyn, NY	4 years(5)	May 2008(5)	54.9	43	renovated units

					228

Walter Reed Army					407	new units
Medical Center/Fort	Washington, DC				156	renovated units
Detrick(6)	Frederick, MD	4 years	June 2008	89.4	36	existing units(3)

					599
Fort Eustis/Fort Story	Newport News, VA				651	new units
	Virginia Beach, VA	6 years	February 2011	167.9	473	renovated units

					1,124
					1,429	new units
Fort Bliss/White Sands	El Paso, TX				1,709	renovated units
Missile Range(7)	Las Cruces, NM	6 years	June 2011	438.6	270	existing units(3)

					3,408
Navy Northeast Region(8)	Brunswick, ME; Kittery, ME; Newport, RI; Groton, CT; Saratoga Springs, NY; Long Island, NY;				660	new units
	Colts Neck, NJ;				1,166	renovated units
	Lakehurst, NJ	6 years	October 2010	481.5	1,095	existing units(3)

					2,921
					310	new units
Fort Gordon	Augusta, GA	6 years	April 2012	113.7	577	renovated units

					887
					180	new units
Carlisle/Picatinny	Carlisle, PA				139	renovated units
	Dover, NJ	5 years	July 2011	78.2	29	existing units(3)

					348
AETC Group I	Altus, OK;				884	new units
	Wichita Falls, TX				1,278	renovated units
	Panama City, FL				713	existing units(3)

	Phoenix, AZ	5 years	January 2012	336.0	2,875

Navy Southeast Region	Charleston, SC; Kingsbay, GA; Jacksonville, FL; Mayport, FL; Panama City, FL; Whiting Field, FL; Pensacola, FL;
	Key West, FL; Gulfport, MS;				1,250	new units
	Meridan, MS;				2,128	renovated units
	Fort Worth, TX	6 years	September 2013	687.3	1,621	existing units(3)

					5,269
Vandenberg					164	new units
	Lompoc, CA	5 years	October 2012	163.2	703	renovated units

					867
Total				$3,093.0	25,288

(1)
The first phase of the project, known as the initial development period, covers the period of initial construction or renovation of military housing on a base, typically lasting three to eight years.

(2)
As of December 31, 2007, represents estimated total project costs for the initial development period, including closing, development, construction, financing and related costs and excluding estimated capitalized interest associated with the project. These total project costs are determined at the time we and the relevant military branch execute definitive business agreements to commence the project, and may be modified only upon the approval of a formal change order, which may affect the term of the initial development period as well. See also the section of this report titled "Risk Factors—Risks Related to our Military Housing Business."

(3)
These units will not be renovated during the initial development period.

(4)
Additional financing for the expansion of the Fort Carson project was completed during the fourth quarter of 2006.

(5)
On January 18, 2008, we received approval from the Department of the Army to modify the construction and renovation contracts to extend the IDP completion date to May 2008. In addition, the Army has agreed to keep 58 of the planned 228 end-state housing units on-line until September 2012.

(6)
Walter Reed has been designated for closure under the federal Base Realignment and Closure regulations, or BRAC. We believe that the closure will not result in the loss of housing units, as these housing units are likely to be utilized by personnel who will be relocating from Walter Reed to nearby military medical facilities.

(7)
We are in discussions with the Department of the Army to review the possibility of expanding the number of end-state housing units covered by this project, which would likely require the placement of additional debt financing on the project. We received approval from the Army to increase the number of end-state units in September 2007, however, changes to the development cost budget necessary to implement this increase are still under review.

(8)
In July 2007, we finalized a restructuring of the terms and debt financing for the Navy Northeast Region project as a result of the (i) anticipated closure of the Naval Air Station in Brunswick, Maine, which covers approximately 700 end-state housing units and (ii) need to further reduce the number of end-state housing units for the project overall by an approximate 620 end-state housing units due to changes in area housing market conditions that are affecting occupancy rates for the project.

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

        Based on our experience, during the period of exclusive negotiations with the Navy, the project winner works towards finalization of required project and environmental documentation, pursues local approvals, develops design plans and working drawings, reaches an agreement with the Naval officials regarding all aspects of the project, and arranges and negotiates necessary financing. Also based on our experience to date, the Air Force ranks bidders based on numerous factors and then enters into exclusive discussions with the highest-ranking bidder. If the highest-ranking bidder meets the Air Force's requirements and the project is approved by Congress, then that bidder becomes the "successful bidder." The successful bidder is then authorized by the Air Force to close the transaction.

        The result of these exclusive negotiations will be business agreements that describe all relevant characteristics of the development, and define all business terms and conditions, schedules and financial arrangements between the parties. This process generally takes approximately six to 12 months to complete from the time of the award to the execution of the business agreement.

Organizational Structure of Our Military Housing Privatization Projects

        The operations of our military housing privatization projects are generally conducted through an organizational structure that involves two wholly-owned subsidiaries of our operating partnership, GMH Military Housing Investments LLC and one of our taxable REIT subsidiaries, GMH Military Housing, LLC. GMH Military Housing Investments LLC owns equity interests in the various projects. GMH Military Housing, LLC develops, manages and sometimes constructs/renovates the military housing in all of our projects, other than our AETC Group I project, through two of its subsidiaries: GMH Military Housing Development LLC and GMH Military Housing Management LLC, which are referred to as GMH Development and GMH Management, respectively, throughout this report. This organizational structure is described as follows:

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

        In the case of our Navy project, the Project Owner is a joint venture between the Navy and the Project LLC. The Project Owner is created for the purpose of owning the project. The Project Owner is also the ground lessee of the land upon which the project is situated. The Project Owner contracts with GMH Development for project development services, GMH Management for property and asset management, and another wholly-owned subsidiary of GMH Military Housing, LLC for design/build services. That design/build entity subcontracts with (i) a joint venture partner for project architectural and design services, (ii) a third-party construction company for construction services, and (iii) GMH Management for construction/renovation services. Our Navy project is financed through a combination of equity from the Project Owner and third-party debt.

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

        In the case of our AETC Group I project, the Project Owner is owned entirely by the Project LLC. In the AETC Group I and Vandenberg projects, the Project Owner contracts with another subsidiary of GMH Military Housing Investments LLC, GMH AF Management/Development LLC, for property and management, renovation and development services and with third-party providers for architectural/design and construction services. The Project Owner owns the project and is the ground lessee of the land upon which the project is situated. The Project LLC is the manager of the Project Owner. The project also is financed through equity provided by the Project LLC and a third-party construction partner and permanent loan.

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

        The following diagram shows the structure of all of our projects, other than our AETC Group I and Vandenberg projects:

        As its contribution to the project, the U.S. military branch contributes the existing houses and related improvements and may also contribute cash. The Project LLC also contributes cash, typically at the end of the initial development period for our Army projects, and at the outset of the initial development period, for our Navy and Air Force projects. Typically, the Project LLC and the U.S. military branch are not required to make additional capital contributions to the project, and neither is permitted to make any additional contribution to the project without the approval of the other. The Project LLC's return on investment is dependent on both the structure of the transaction and the U.S. military branch involved.

        The Development Company.    GMH Development provides development services to our privatization projects, other than the Air Force projects. These services are provided through development agreements typically having 50-year terms, which extend automatically upon any renewal of the related ground lease. GMH Development generally assists the Project Owner by coordinating and monitoring the planning, design, demolition, renovation and construction activities on the Project Owner's behalf, including the evaluation of project sites and requirements for each project, assisting the Project Owner with the development of the project schedule and budget, establishing coordination between the relevant military branch and primary contractors, reviewing completed construction and renovation work, and certifying payments or primary contractors for such work. GMH Development also establishes and implements administrative and financial controls for the design and construction of the project and assists the Project Owner in obtaining and maintaining general liability insurance and other types of insurance. These services are provided by GMH AF Management/Development LLC in our Air Force projects.

        The Project Owner pays GMH Development a base fee equal to a percentage of the total development costs for the project, from the beginning of the initial development period throughout the life of the project. Additionally, GMH Development typically is entitled to receive incentive development fees from the Project Owner upon the satisfaction of designated milestones. During the initial development period, GMH Development is entitled to receive an incentive fee which is based upon a total of the development costs during the period. After the initial development period of a project, the incentive development fees typically are a percentage of total development costs for the remainder of the project term. Milestones for payment of incentive development fees typically include completing a specified number of homes according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. The combined base and incentive development fees generally range from 3.0% to 4.0% for our current projects.

        The Project Owner generally may terminate the development agreement upon written notice to GMH Development if it breaches any of its material obligations under the management agreement and fails to cure such breach within 30 days.

        The Construction/Renovation Company and Property Manager.    GMH Management provides construction/renovation and property management services to our privatization projects; except that a separate entity, GMH AF Housing/Construction LLC provides these services for our Air Force projects. Construction/renovation refers to the minor and major renovation work that we perform at our projects. The agreements for work performed at our projects are typically structured as up to a maximum allowance for renovation work that is agreed upon at the initial closing of the project, but providing that the parties will have to mutually agree upon the actual scope of the renovation work to be performed (either above or below that allowance) immediately prior to the actual commencement of the renovation work. As a result, the extent of the renovation work to be performed for a project may change significantly from the terms as contemplated at the commencement of the project operations. The Project Owner pays our management company a base fee equal to a percentage of the total construction/renovation costs for the project, from the beginning of the initial development period throughout the life of the project. Additionally, our management company typically is entitled to receive construction/renovation incentive fees from the Project Owner upon the satisfaction of designated milestones. During the initial development period, our management company is entitled to receive an incentive fee which is based upon a total of the construction/renovation costs during the period. After the initial development period of a project, the construction/renovation incentive fees are a percentage of total construction/renovation costs for the remainder of the project term. Milestones for payment of construction/renovation incentive fees typically include completing a specified number of homes according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. The combined base and incentive construction/renovation fee generally ranges from 3.0% to 4.0% for our current projects.

        In addition, in certain instances, our management company may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are paid in proportion to the amount of pre-construction/renovation costs incurred by our management company for the project.

        With regard to property management, the Project Owner contracts with GMH Management, or GMH AF Management/Development LLC with respect to our Air Force projects, to provide property management services for the project. These services are provided through management agreements, typically having 50-year terms, which extend automatically upon any renewal of the applicable ground lease. Our management company oversees the leasing of housing units in accordance with the requirements of the ground lease, day-to-day operations of the project, collection of revenues and depositing the revenues into appropriate accounts, day-to-day maintenance of the project, ordinary repairs, decorations, alterations and improvements, completion of backlogged maintenance and repairs, payment of taxes imposed on the project, and compliance with applicable laws and regulations.

        Our management company typically is required to prepare and submit an operating budget for the project to the Project Owner on an annual basis. The management agreement typically grants our management company the authority to make expenditures and incur obligations included in the operating budget. Our management company also has the authority to make certain emergency expenditures.

        As standard compensation for the services it provides, in general, our management company is paid a base fee, equal to a percentage of effective gross revenue for the project. In addition, our management company is entitled to receive an incentive fee from the Project Owner upon the satisfaction of designated benchmarks relating to emergency work order responses, occupancy rates, home turnover and resident satisfaction surveys. The combined base and incentive management fee generally ranges from 3.0% to 4.5% for our current projects.

        The Project Owner generally may terminate the management agreement upon written notice to our management company if it breaches any of its material obligations under the management agreement and fails to cure such breach within 30 days.

        Design/Build Agreement.    In our Navy projects, the Project Owner enters into a design/build agreement with a subsidiary of GMH Military Housing, LLC for construction, renovation and architectural and design services that are provided through subcontracts with GMH Management and certain third parties.

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

        Some of the Army ground leases and the Air Force ground leases provide that in the event a base is subject to closure under the BRAC regulations, the Project LLC has the option, subject to then-existing applicable law, to acquire fee simple title to the real property. There is no guarantee that any purchase option agreement will be enforceable or that any corresponding purchase option will be exercisable in the event of a base closure under BRAC. The ground leases on our Navy project, and some of our Army projects, do not provide the Project LLC with a purchase option upon a base closure under BRAC.

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

Revenue Stream

        Typically, a member of the U.S. military who is leasing a housing unit on one of our project bases will elect for his or her monthly BAH to be directly deposited by the government, via wire transfer, into an operating revenue fund controlled by the Project Owner, subject to certain restrictive covenants required by any outstanding construction finance bonds. Rental revenues derived from BAH are subsequently paid out of the operating revenue fund by the Project Owner according to a distributive "waterfall" plan set forth in the Project Owner operating agreement. In general, the BAH revenues associated with our current privatization projects "flow out" of the operating revenue fund on a monthly basis.

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

  •
  Preferred Return.  The Project LLC will typically receive, to the extent that adequate funds are available, an annual, minimum preferred rate of return. On most of our existing projects, this annual minimum preferred rate of return ranges from 9% to 12% of the Project LLC's initial equity contribution to the project. It should be noted, however, that during the initial development period, the Project Owner is precluded from distributing funds to pay the Project LLC the minimum preferred rate of return. The unpaid amounts generally will accrue and accumulate, and can be used to fund renovation and construction costs, if necessary. If the accumulated funds are not needed to fund renovation and construction costs, they would, at the end of the initial development period, be distributed to pay accrued preferred returns to the Project LLC.

  •
  Split of Remaining Revenues.  Subsequent to the initial development period, any revenues remaining after the annual, minimum preferred rate of return is paid, as described above, are split between the Project LLC and the reinvestment account held by the Project Owner for the benefit of the government. On most of our existing projects, the total amount that the Project LLC is entitled to receive (inclusive of the preferred return) is generally capped at an annual, modified rate of return, or cash-on-cash return on its initial equity contribution to the project. Historically, these annual caps have ranged between approximately 11% to 17% (depending on the particular project); provided, however, that in some of our more recent deals, we either do not annual caps or we have lower projected annual rates of return. The total capital return generally will include the annual, minimum preferred return discussed above. The reinvestment account is an account established for the benefit of the military, but funds may be withdrawn for ongoing construction, development and renovation costs during the remaining life of a privatization project only upon approval of the applicable military branch.

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

        In addition, we receive fees from our relationship partners that provide architectural and design or construction services for our military housing privatization projects. These fees are for our efforts and expenses incurred while competing for a privatization project award from one of the U.S. military branches, with such a project award not just benefiting us, but our relationship partners as well. Some examples of the business development services provided by us for the benefit of our relationship partners include acting as the point of contact for, coordinating discussions with, and preparing and making presentations to, the DoD. Additionally, we take the lead in preparing and drafting the transaction documents for a potential privatization project, evaluating and communicating potential privatization project requirements, coordinating marketing efforts, providing information technology and temporary on-site offices, and facilitating potential pilot programs and other development activities. Typically, our partners pay these fees for our business development services to GMH Management, GMH Development and GMH Military Housing Construction LLC, or GMH Construction, another wholly-owned subsidiary of our taxable REIT subsidiary, GMH Military Housing, LLC.

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

        Capitalize on Industry Relations.    Our management team has developed relationships with national and regional firms that specialize in residential and military residence community formation and construction. We maintain business relationships with architectural/engineering and construction companies, such as The Benham Companies LLC, Balfour Beatty Construction (formerly know as Centex Construction Company, LLC) and Phelps Development LLC, pursuant to which these third parties provide services to certain of our awarded military projects. We team with these companies because of their proven experience in the construction industry, as well as their size and strength to undertake and to bond construction work on the large, complex military housing privatization projects. Additionally, these business partners pay fees to GMH Management, GMH Development or GMH Construction for our business efforts and expenses associated with attracting and winning military privatization projects. We believe that the retention of highly experienced national and regional companies will provide us with significant competitive advantages in pursuing and winning new privatization projects.

        Acquire Existing Military Housing Privatization Projects.    We will consider using our financial strength and management's past experience to acquire competitors or the military housing privatization projects that have been awarded to them. For example, in November 2003, GMH Associates acquired the military housing privatization project for Fort Carson in Colorado Springs, Colorado as well as the right to exclusively negotiate the Fort Eustis/Story project out of unrelated bankruptcy proceedings instituted by an entity affiliated with the J.A. Jones Corporation. In addition, in February 2006, we acquired from American Eagle Communities Northeast, LLC the right to exclusively negotiate the Carlisle/Picatinny project. The military housing privatization projects are typically very large and complex. As a result, they require experienced and committed larger-scale operators who have the financial strength to develop, construct, renovate and manage housing units during the initial development period of a project, which typically ranges from three to eight years, and then administer the continuing development, construction, renovation and management of housing for the remainder of the 50-year project term. The obligations to be performed under these projects are extremely difficult for smaller, regionalized companies to meet, and we believe our experience in the military housing market provides us with a material competitive advantage in this regard. As the number of new privatization projects grows, we believe our potential to acquire such projects for additional bases will grow correspondingly.

Market Opportunity

        As of March 4, 2008, according to the information made available by the DoD, the remaining military family housing privatization market contains 17,937 housing units to be privatized through 18 additional projects. As of March 4, 2008, awarded projects and exclusive negotiations represent 179,162 end-state housing units through 95 projects.

        Although the DoD's program has focused its efforts almost exclusively on the privatization of family housing, the next stage of development will include the privatization of unaccompanied personnel (bachelor) housing (UPH). For example, during the fourth quarter of 2006, the Army selected us to design, construct and manage single soldier housing at Fort Bliss and Fort Stewart, which represented the first unaccompanied housing privatization projects awarded by the Army to date. During the first quarter of 2008, we closed on the award of the UPH project for Fort Stewart covering 334 end-state housing units, and we expect to close on the award of the UPH project for Fort Bliss during 2008 with up to 330 end-state housing units. In addition, the Navy has identified three initial sites which will serve as a pilot program for the privatization of unaccompanied military personnel housing, one of which has yet to be awarded and which we expect to solicit for award during 2008.

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

Additional Military Housing Privatization Projects and Development Opportunities under Review

        In addition to the military housing privatization projects for which we have been selected, our management team also had under review, as of March 4, 2008, six additional potential privatization project opportunities. These projects span multiple bases and total, in the aggregate, approximately 15,825 end-state housing units. Individual projects identified as opportunities range from approximately 1,180 to 5,000 end-state housing units per project. We consider a project as "under review" once a base has been identified by the DoD for privatization and our management begins initial due diligence and evaluation of the economic and strategic value of the project. After further due diligence, we may decide not to pursue any of these potential privatization projects.

Competition

        Competition pursuing this business has evolved from a select number of local and regional development firms in 1996, to a distinguished group of national and international developers, owners and operators of commercial and residential real estate.

Profile of Major Competitors

Company Name	Awarded Projects(1)	Number of Units
Actus Lend Lease	13	37,562
Clark Realty	13	35,925
Picerne Military Housing	6	19,627
American Eagle Communities, LLC	5	5,384
Lincoln Properties	12	35,386
Hunt Building Corporation	24	28,952
Equity Residential Properties Trust	1	3,982
Forest City Enterprises	8	11,945

Source: Information reported by the DoD as of February 4, 2008.

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

Total debt Total market capitalization

        As of December 31, 2007, our leverage ratio was approximately 72%. Our leverage ratio has been impacted by a combination of additional borrowings and a significant decline in the price of our common shares. Neither our declaration of trust nor our bylaws requires us to maintain a specific leverage ratio and we may determine to exceed the maximum range of our target ratio depending on the circumstances. If we determine to exceed the maximum range of our target ratio, we may do so without shareholder approval. We will generally decide whether to use debt or equity financing to acquire a property by considering the most attractive interest rates, repayment terms and maturity dates available in the marketplace at the time, and customize our financing strategy for each individual transaction. We also may obtain unsecured and/or secured financing through public and private markets. We will access various sources of capital including banks, financial institutions and institutional investors through lines of credit, bridge loans and other arrangements, including joint ventures with third parties. We also may finance the acquisition of properties through additional equity securities offerings, including offerings of preferred or common stock or units of our operating partnership.

        We currently have a secured $100.0 million revolving note facility with Merrill Lynch Pierce Fenner & Smith Incorporated, or Merrill Lynch. As of December 31, 2007, the Company had $53.6 million in principal amount of notes outstanding under the note facility bearing interest at 6.38% and an additional $46.4 million was available for draw under the facility. To the extent that the Military Housing Transaction and/or the Merger are not completed and we continue our operations, any additional indebtedness that we pursue in the future may be recourse, non-recourse, unsecured, secured or cross-collateralized. If the indebtedness is recourse, general assets of the debtor may be included in the collateral. If the indebtedness is non-recourse, the collateral will be limited to the particular property to which the indebtedness relates. In addition, we may invest in properties subject to existing loans secured by mortgages or similar liens on the properties or refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to finance acquisitions or the redevelopment of existing properties, for general working capital or to purchase interests in partnerships or joint ventures.

Note Facility

        On May 7, 2007, GMH Communities, LP, the Company's operating partnership, executed a Note Purchase Agreement with Merrill Lynch. Under the terms of the Note Purchase Agreement, the operating partnership may borrow, on a revolving basis through April 30, 2010, up to an aggregate principal amount of $100.0 million, and subject to certain conditions, up to an additional $25.0 million for an aggregate of $125.0 million. The structure of the note facility is such that the operating partnership has issued a global note to Merrill Lynch, as the initial purchaser, which represents the right to borrow up to an aggregate principal amount of $100.0 million at any time through April 30, 2010. Merrill Lynch has the right under the agreement to transfer borrowings issued under the global note to "qualified institutional buyers" in accordance with Rule 144A of the Securities Act of 1933, as amended. On May 7, 2007, our operating partnership issued a note to Merrill Lynch representing approximately $90.7 million in borrowings under this note facility, which was used to pay a $1.0 million commitment fee to Merrill Lynch, closing costs associated with obtaining the note facility, as well as outstanding principal and interest due under the Company's line of credit with Wachovia Bank, N.A. (which was simultaneously terminated). The initial note representing the approximately $90.7 million in borrowings was issued with an interest rate of 7.07% and has a term through April 30, 2010. As of December 31, 2007, the Company had $53.6 million in principal amount of notes outstanding under the note facility bearing interest at 6.38%. Additional individual notes representing future borrowings under the global note and Note Purchase Agreement may be issued at any time through the term of the note facility upon notice by our operating partnership. The Company will have the ability to repay amounts under outstanding notes and to re-borrow amounts through the issuance of new notes, provided that the maximum amount of notes outstanding at any time during the term of the note facility does not exceed an aggregate principal amount of $100.0 million, or $125.0 million to the extent the note facility may be increased.

        The notes will be administered under the terms of a Trust Indenture, dated May 7, 2007, between GMH Communities, L.P. and U.S. Bank Trust National Association, as trustee ("Trust Indenture"). The notes are issuable at an annual interest of LIBOR plus 1.75%, will require monthly payments of interest only, and are secured solely by the fees and equity preferred returns we receive in connection with the Company's 10 military housing privatization projects in operation as of May 7, 2007, as well as those to be received, if any, under the Company's two privatization projects that were under exclusive negotiation as of that date (referred to as the "Collateral"). The Trust Indenture contains a number of affirmative and negative covenants and also contains financial covenants which, among other things, require that we maintain (i) a fixed charge coverage ratio, as defined in the Trust Indenture, of at least 1.15 to 1.00, calculated on a quarterly basis, (ii) a consolidated tangible net worth, as defined by in the Trust Indenture, of at least $375.0 million, (iii) quarterly minimum Adjusted Management EBITDA, as defined in the Trust Indenture, of $3.5 million, and (iv) our federal tax status as a REIT. In addition, under the terms of the Trust Indenture, the Company must obtain prior written consent for certain transactions, including, but not limited to, (i) a merger or sale of all or substantially all of the Company's assets, (ii) certain amendments to transactions documents relating to the Company's military housing privatization projects to the extent such amendment would result in material adverse change (as defined in the Trust Indenture) or adversely affect the Collateral; (iii) the sale of any equity interest in the operating partnership, other than in connection with the issuance of common shares under the equity incentive plan for GMH Communities Trust or similar equity compensation arrangements, and in connection with acquisitions of student housing properties; (iv) entering into transactions with affiliates relating to or affecting the Collateral; and (v) incurring additional indebtedness, other than indebtedness relating to (a) future property acquisitions or refinancings or equity commitments with respect to the student housing business, (b) financings or refinancings relating to the above-referenced military housing projects that are non-recourse to the Company and subject only to customary "bad acts" guarantees, (c) equity commitments related to the above-referenced military housing projects that will not become payable prior to the payment in full of obligations under outstanding notes, (d) financings for future military housing projects to the extent such debt is investment grade (at least rated Baa by Moody's Investors Service or BBB by Standard & Poor's) and is non-recourse to the Company, and (e) obligations to contribute equity to military housing projects that do not exceed $15.0 million on an individual basis. The Trust Indenture also includes usual and customary events of default for loans of this nature and provides that, upon the occurrence of an event of default, payment of all amounts payable under outstanding notes may be accelerated and/or the lender's commitment may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the note facility shall automatically become immediately due and payable, and the lender's commitment shall automatically terminate.

        In connection with the pledge of the Collateral, the operating partnership and several of its direct and indirect subsidiaries relating to the Company's military housing segment entered into a Pledge and Security Agreement, dated May 7, 2007, in favor of U.S. Bank Trust National Association, as trustee (the "Pledge and Security Agreement"). Pursuant to the Pledge and Security Agreement, the parties thereto granted a security interest in the pledgors' rights, title, ownership, equity or other interests in and to the Collateral. In addition, GMH Communities Trust and several of its direct and indirect subsidiaries relating to the Company's military housing segment executed a Guaranty Agreement, dated May 7, 2007, in favor of the trustee and pursuant to which such guarantors have guaranteed the obligations of the operating partnership under the Trust Indenture.

        Simultaneously with the completion of the Military Housing Transaction, we will repay all outstanding indebtedness under this note facility using proceeds from the sale to Balfour Beatty, and will terminate the note facility. See also the section of this report titled "Risk Factors—Risks Related to the Proposed Company Sale Transaction" under Part I, Item 1A. Risk Factors.

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

Taxable REIT Subsidiaries

        GMH Communities TRS, Inc., a taxable REIT subsidiary that is wholly-owned by our operating partnership, is the parent company of both College Park Management TRS, Inc. and GMH Military Housing, LLC. College Park Management TRS, Inc. is the taxable REIT subsidiary through which we provide property management services to certain third-party owners of student housing properties, including colleges, universities and other private owners. GMH Military Housing, LLC is the taxable REIT subsidiary through which we manage the development, construction and operation of the properties in our military housing business, among other services that neither we nor our operating partnership can undertake directly under applicable REIT tax rules. Each of our taxable REIT subsidiaries pays income taxes at regular corporate rates on their taxable income.

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

        Federal regulations require building owners and those exercising control over a building's management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real property for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos- containing materials.

        Prior to closing any property acquisition, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. As of December 31, 2007, we were not aware of any environmental issues regarding our student housing portfolio that would materially adversely affect our student housing business.

        While we may purchase many of our properties on an "as is" basis, all of our purchase contracts contain a due diligence contingency clause, which permits us to reject a property because of any due diligence issues discovered at the property.

Employees

        As of December 31, 2007, the student housing business employed 481 full-time employees and 981 part-time employees, the military housing business employed 725 full-time employees and 23 part-time employees, and we employed in our corporate staff 101 full-time employees. Employees include those at the property level providing services as well as regional and corporate staff directly providing services to both the student housing and military housing properties. Part-time employees are primarily located at the property level in various student housing resident assistance programs. We believe that our relations with our employees are good. As of December 31, 2007, none of our student housing employees were members of an organized labor union; and, with respect to our military housing employees, nine employees employed at our Fort Gordon project are represented by the Transport Workers Union of America Local 527 and a collective bargaining agreement with these employees was executed on September 14, 2007.

Item 1A.    Risk Factors

Risks Related to the Proposed Company Sale Transaction

        On February 11, 2008, we, entered into the Securities Purchase Agreement with Balfour Beatty relating to the sale of our military housing division, and the Merger Agreement relating to the subsequent merger of the Company and its remaining student housing division into a subsidiary of ACC, as described under the heading "Business" in Part I, Item 1 above. In connection with the Merger, we will file a definitive proxy statement with the SEC. The proxy statement will contain important information about us, the Military Housing Transaction, the Merger and other related matters. We urge all of our shareholders to read the proxy statement in its entirety. In relation to the Military Housing Transaction and the Merger, we are subject to certain risks including, but not limited to, those set forth below.

The Military Housing Transaction and the Merger are each subject to a number of conditions which if not satisfied or waived would adversely impact our ability to complete the sales transactions.

        The Military Housing Transaction, which is expected to close during the second quarter of 2008, is subject to certain closing conditions, including, among other things, (a) obtaining approvals from our government partners in our military housing privatization projects and certain lenders and other parties that are parties to the agreements and related documents covering these projects, (b) obtaining regulatory approvals, if any (including the expiration of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (c) receipt of notice that the Military Housing Transaction is not subject to Exon-Florio, (d) repayment of all amounts under our note facility, including evidence of the release of all liens related to the note facility, (e) the distribution of all the capital stock of College Park Management TRS, Inc. to our operating partnership, and (f) accuracy of the other parties' representations and warranties and compliance with covenants, and the absence of an effect, event, development or change that could give rise to a termination of the Securities Purchase Agreement, subject in each case to materiality standards. There can be no assurance that all of the various conditions will be satisfied or waived, if permitted, or the occurrence of any effect, event, development or change will not transpire. Therefore, there can be no assurance the Military Housing Transaction will be completed.

        The Merger, which also is expected to close during the second quarter of 2008, is subject to certain closing conditions, including among other things, (a) the sale of the military housing division, (b) obtaining regulatory approvals, if any, (c) the effectiveness of a registration statement on Form S-4 to be filed by ACC with the SEC pursuant to which the shares of common stock of ACC as part of the merger consideration will be issued to our shareholders, (d) the approval of the Merger by at least two-thirds of all the votes entitled to be cast on the matter by the holders of all our outstanding common shares, (e) obtaining certain lender consents, (f) completion of all payments and performance of all other material obligations under the Company's settlement agreement relating to its class action litigation, (g) accuracy of the other parties' representations and warranties and compliance with covenants, subject in each case to materiality standards, and (h) delivery of tax opinions. There can be no assurance that all of the various conditions will be satisfied or waived, if permitted, or the occurrence of any effect, event, development or change will not transpire. Therefore, there can be no assurance the Merger will be completed.

Failure to complete the Military Housing Transaction and/or the Merger could negatively impact our operations and business and financial results.

        If either the Military Housing Transaction or the Merger is not completed, our business and operations may be harmed to the extent that there is uncertainty surrounding the future direction of the Company and management's strategy. If the Military Housing Transaction is not completed, then our ability to win additional awards of future military housing privatization projects could be negatively impacted were the DoD to question our ability to sustain our operations in the ordinary course going forward or become reluctant to enter into new relationships with a party that has been held for sale. In addition, in the event that we are unable to complete the Merger, our student housing residents, third-party management contract clients, vendors and others may similarly view our company and its operations as unstable in the long-term and may attempt to terminate existing relationships or refuse to enter into new relationships with us. Moreover, in the event that the Military Housing Transaction is completed and the Merger is not, then we will have terminated our note facility with Merrill Lynch, which we use to fund continuing operations for our student housing business and general working capital. While management expects to retain an amount of the consideration received from the Military Housing Transaction necessary to provide sufficient working capital through the anticipated closing of the Merger or until a new credit facility can be established if the Merger is not completed, there can be no assurance that the retained cash proceeds will be sufficient to fund our operations through the Merger, or going forward in the event the Merger is not completed. Also, if the Military Housing Transaction is completed and the Merger is not, then the Company's overall operations will be reduced to only our student housing division, which could significantly impact our overall financial condition going forward.

        If the Military Housing Transaction and the Merger are not completed for any reason, we will be subject to several risks, including but not limited to the following:

  •
  the requirement that, under certain circumstances, including if we sign a definitive agreement with respect to a superior proposal from another potential buyer of the entire Company, to pay a termination fee of $8.0 million to Balfour Beatty and $16.0 million to ACC;

  •
  the requirement that, under certain circumstances, including if we breach the Merger Agreement, to pay the costs and expenses of ACC in connection with the Merger up to $7.5 million;

  •
  the incurrence of certain costs relating to the Military Housing Transaction and the Merger that are payable whether or not these transactions are completed, including legal, accounting, financial advisor and printing fees;

  •
  activities relating to the Military Housing Transaction and the Merger and related uncertainties may lead to a loss of revenue that we may not be able to regain if these transactions do not occur;

  •
  the focus of management directed toward the Military Housing Transaction and the Merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us; and

  •
  the loss of executive personnel and other employees integral to the continued operations of the Company whereby our continued management operations may be adversely impacted.

        If the Military Housing Transaction and/or the Merger are not completed, we cannot assure our shareholders that these risks will not materialize or materially adversely affect our business, our financial condition, our operating results, and our cash flows, including our ability to service debt and to make distributions to our shareholders.

Provisions of the Securities Purchase Agreement with Balfour Beatty and the Merger Agreement with ACC may deter alternative business combinations and could negatively impact our business and operations if the agreements are terminated in certain circumstances.

        Restrictions in the Securities Purchase Agreement with Balfour Beatty generally prohibit us from soliciting any proposal to acquire our military housing business, including a proposal that might be advantageous to our shareholders when compared to the terms and conditions of the Military Housing Transaction. In addition, there are restrictions in the Merger Agreement with ACC that generally prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to our shareholders when compared to the terms and conditions of the Merger; however, we do have the ability to terminate the Merger Agreement if we receive an acquisition proposal that our Board of Trustees determines in good faith constitutes a superior proposal, we are not in breach of the Merger Agreement non-solicitation provisions, and we provide ACC three business days to make any adjustments to the terms and conditions of the Merger Agreement. If the Military Housing Transaction is not completed, we may be unable to conclude another sale of our military housing division on as favorable terms, in a timely manner, or at all; and if the Merger is not completed, we may be unable to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the Securities Purchase Agreement or the Merger Agreement is terminated, we, in certain specified circumstances, may be required to pay a termination fee of up to $8.0 to Balfour Beatty and $16.0 million to ACC. In addition, under certain circumstances, we may be required to reimburse ACC for their expenses up to $7.5 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our shareholders than the Military Housing Transaction and the Merger.

Uncertainty regarding the Military Housing Transaction and the Merger may cause our clients, vendors, business partners and others to delay or defer decisions concerning their business with our Company, which may harm our results of operations in the future if the Military Housing Transaction and/or the Merger are not completed.

        Because the Military Housing Transaction and the Merger are subject to several closing conditions, including the approval of the Merger by our shareholders, uncertainty exists regarding the completion of these transactions. With respect to our military housing business, this uncertainty may cause our government and other business partners, vendors/suppliers, and service parties associated with our military housing projects to delay or defer decisions concerning their business with us, which could negatively affect our military housing operations. In addition, with respect to our student housing business, the uncertainly of the Merger may cause our tenants, third-party management contract customers, vendors/suppliers and others to delay or defer decisions concerning their business with us, which could negatively affect our student housing business and results of operations.

        The following risks apply to our business and operations independent of whether the Military Housing Transaction or the Merger is consummated, unless otherwise indicated.

Risks Relating to Our Business and Growth Strategy

If the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, any defaults on our mortgage or other indebtedness or the loss of any of our assets securing such debt could adversely affect our business or result in the secured indebtedness under our current note facility being immediately due and payable.

        A substantial portion of our student housing properties are secured by first mortgages. As of February 1, 2008, we ceased making scheduled payments on mortgages relating to five student housing properties that had insufficient cash flows to cover debt service. This decision was in conjunction with our ongoing discussions with the lenders to effectuate a work- out of these loans. The outstanding principal balances on these five properties totals $64.3 million, and the Company has placed the principal and interest payments due into an escrow account. Pending our discussions, the lenders associated with the mortgage indebtedness have certain remedies, including but not limited to, the ability to foreclose upon the properties and/or call us into default under the related loan documents.

        In addition, as discussed in the section of this report titled "Our Business and Properties—Note Facility," in connection with obtaining our current $100.0 million revolving note facility with Merrill Lynch, we granted the lender a security interest in the cash flows from our military housing business. Our cash flow may be insufficient to make required payments of principal and interest on our debt. Any default in payment of our indebtedness or violation of any covenants in our loan documents could result in the loss of our investment in the properties or assets securing the debt or, in certain instances, could result in our debt obligations under our note facility being immediately due and payable, to the extent that we are unable to obtain waivers of financial covenants from our lenders or amend the loan documents. Additionally, some of our indebtedness contains cross default provisions. A default under a loan with cross default provisions could result in default on other indebtedness.

Pending material litigation or the commencement of an investigation by the SEC could adversely affect the Company's financial condition and results of operations.

        As of November 2, 2007, the Company had entered into a settlement agreement with the lead plaintiffs in connection with a class action lawsuit alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, and Rule 10b-5. The class action lawsuit had been filed in the United States District Court for the Eastern District of Pennsylvania, naming as defendants GMH Communities Trust, Gary M. Holloway, Sr., and Bradley W. Harris, and was brought on behalf of a class of purchasers of GMH securities between

May 5, 2005 and March 10, 2006 based upon the Company's restatement of certain financial results. The Court preliminarily approved the settlement agreement by Order dated February 13, 2008 and scheduled a Settlement Hearing for April 25, 2008. Under the terms of the settlement agreement, all claims against the Company and related defendants would be dismissed without admission or presumption of liability or wrongdoing. The settlement agreement is contingent upon various conditions, including, but not limited to, final approval by the Court after notice to the class. The Company can provide no assurance that the settlement agreement will be approved by the Court; and in the event the settlement is not approved, the Company would be required to continue to defend itself against the action. Under the terms of the Merger Agreement with ACC, we are required to have completed all payments and performed all material obligations under the settlement agreement in advance of closing of the Merger. As a result, in the event that we are unable to obtain final approval by the Court after notice to the class, we also may be unable to complete the Merger.

        In addition, after we alerted the SEC of our 2006 Audit Committee investigation and related matters, the SEC staff initiated an informal inquiry in connection with these matters. If the SEC ultimately investigates these matters, or any restatements of our financial statements, the investigation could adversely affect the Company's ability to access the capital markets. In addition, the Company could incur significant legal, accounting and other costs in connection with responding to any such investigation, and could be required to pay large civil penalties and fines resulting from any enforcement actions that could be instituted by the SEC. The SEC also could impose other sanctions against us or certain of our executive officers. These additional costs, together with the likely strain on management's time and attention and other of our operational resources in addressing any such investigation, could adversely affect our financial condition and results of operations.

We have reported net losses in the past and, if the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, we may continue to do so in the future.

        For the year ended December 31, 2006, we reported net losses. With respect to the periods during 2006, these losses were primarily attributable to increased expenses incurred during those periods relating to our previously disclosed Audit Committee special investigation and activities of the Special Committee of the Board of Trustees. In addition, throughout 2007, we experienced increases in expenses relating to our student housing business and expect to continue to experience increases in these expenses going forward. We also began to incur expenses relating to our pending sale transactions with Balfour Beatty and ACC in early 2008 and will continue to incur these expenses through at least the first half of 2008. If the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, and to the extent that we are unable to manage any of these ongoing expenses, our operating results continue to result in additional losses for the Company. As referenced in the risk factor above, we also may incur significant legal expenses relating to defending the pending securities litigation against the Company. If our student housing and military housing businesses do not generate sufficient revenue from operations to maintain profitability, we may continue to experience losses from operations.

Since our initial public offering, our cash flow from operations has been insufficient to fund our dividend distributions to our shareholders, and it could continue to be so in the future. If the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, and to the extent our cash flow from operations is insufficient to fund our dividend distributions, we expect to borrow funds or to lower our dividend distributions.

        Since completion of our initial public offering, we have used borrowings under our credit lines/facilities to pay a portion of dividend distributions to our shareholders. Under the terms of the Merger, we are not permitted to make regular quarterly distributions to our shareholders after our first quarter distribution. If the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, we expect that during 2008 our cash flow from operations will continue to be the primary source of funding for our distributions to shareholders, and that to the extent that we are unable to fund our dividend distributions with cash flow from operations, we may be required to borrow funds in order to make distributions at historical levels. Under our current note facility with Merrill Lynch, we are not required to obtain lender consent to the use of funds borrowed thereunder for payment of any future dividend distributions provided that we maintain certain financial covenants. See the section of this report titled "Our Business and Properties—Line of Credit." In the event we complete the Military Housing Transaction with Balfour Beatty, however, we will terminate our note facility and therefore will not have access to immediate borrowings under any credit line. If we seek to borrow funds from another lending source, we may be unable to find one in a timely fashion or on acceptable terms. To the extent that we do not have sufficient sources to fund our dividend distributions at historical levels, either from cash flows or borrowed funds, we may be required to lower our dividend distributions. Any additional indebtedness that we incur with respect to payment of our dividend distributions also will increase our leverage and could decrease our ability to borrow money for other needs, such as the acquisition or development of student housing properties and investments in military housing privatization projects to the extent that the Military Housing Transaction and/or the Merger are not completed and we continue our operations.

Our internal control over financial reporting may not be sufficient to ensure timely and reliable financial information.

        As discussed under Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, in connection with the completion of the audit of our financial statements for the fiscal year ended December 31, 2005 and an investigation performed by our Audit Committee commenced during the first quarter of 2006, the Company identified and communicated to the Company's independent registered public accounting firm "material weaknesses" involving internal control over financial reporting and its function. Although management's report on internal control over financial reporting as contained in Item 9A of our Annual Report on Form 10-K for the years ended December 31, 2006 and December 31, 2007 indicates the presence of no material weaknesses in internal control as of December 31, 2006 and December 31, 2007, there can be no assurance that internal control systems will continue to remain effective going forward, or that further remediation efforts will not be required in order to maintain our internal control over financial reporting.

        To the extent that the Military Housing Transaction and/or the Merger are not completed and we continue our operations, the Company's prior growth or focus by our management and staff directed toward the pending sale transactions and integration planning instead of on our core business and other opportunities could continue to place stress on our internal control systems, and there can be no assurance that the Company's current control procedures will be adequate. Even after corrective actions have been implemented, the effectiveness of the Company's internal control over financial reporting may be limited by a variety of risks, including faulty human judgment and simple errors, omissions and mistakes, inappropriate management override of procedures, and risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information. If the Company fails to have effective internal control over financial reporting in place, it could be unable to provide timely and reliable financial information.

We commenced operations through our operating partnership in 2004, have a limited history of operating and owning our student housing properties and investments in military housing privatization projects, and therefore may have difficulty successfully and profitably operating our business.

        We have only recently commenced operations through the acquisition of our student housing properties, investments in military housing privatization projects and agreements to manage student housing for others by our operating partnership in connection with our initial public offering in

November 2004 and the related formation transactions at the time of our initial public offering. As a result, we have a limited operating history and limited experience in owning these student housing properties and operating these military housing privatization projects. Furthermore, we acquired most of our student housing properties and investments in military housing privatization projects we own as of the date of this report primarily within the past two years and we have limited operating histories for the properties currently under management. Consequently, our historical operating results and the financial data set forth in this report may not be useful in assessing our likely future performance. In the event that the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, we cannot assure you that we will be able to generate sufficient net income from operations to make distributions to our shareholders.

Historically, we have experienced rapid growth in our student housing and military housing businesses and may not be able to adapt our management and operational systems to respond to the acquisition and integration of these properties and investments in privatization projects, or to the extent the pending sale of the Company is not consummated and we continue our operations, to respond to new properties and projects that we may acquire in the future, without unanticipated disruption or expense.

        We acquired all of our student housing properties and investments in military housing privatization projects since July 2004 and expect to continue to acquire additional student housing properties and invest in military housing privatization projects going forward.

        As a result of the rapid historical growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire or retain sufficient operational staff to integrate these student housing properties and investments in military housing privatization projects into our portfolio. In addition, to the extent that the Military Housing Transaction and/or Merger are not consummated and we continue to pursue acquisitions of new student housing properties and/or military housing projects, we may be unable to manage these acquisitions without operating disruptions or unanticipated costs. Our failure to successfully integrate any future student housing property acquisitions, student housing property management contracts or military housing privatization projects into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.

If the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, we expect our real estate investments to continue to be concentrated in student housing and military housing, making us more vulnerable to economic downturns in these housing markets than if our investments were diversified across several industry or property types.

        We elected to be treated as a REIT for federal income tax purposes in connection with the filing of our tax return for the taxable year ended December 31, 2004, and we expect to continue to qualify as a REIT in the future. Accordingly, to the extent that the Military Housing Transaction and/or the Merger are not consummated, we will invest primarily in real estate. We also would intend to acquire, manage, and to a lesser extent, develop student housing properties, and to develop, construct, renovate and manage military housing properties. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest primarily in student and military housing properties. A downturn in the student or military housing markets could negatively affect our ability to lease our properties to new student residents and our ability to profitably operate our military housing privatization projects or obtain new privatization projects. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of the student and military housing markets. In addition, to the extent that we complete the Military Housing Transaction with Balfour Beatty and do not complete the Merger, then our operations will consist solely of student housing, and any adverse effects from events within that industry could have an even further pronounced negative impact on our results of operations and financial condition.

If the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, we may be unable to successfully perform our obligations under our current student housing property management agreements and current military housing privatization projects, and our ability to execute our business plan and our operating results could be adversely affected.

        In the event that the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, we cannot assure you that we will be able to successfully manage our student housing properties, or develop, construct, renovate and manage the military housing properties under our privatization projects, or that we will be able to perform our obligations under our current student housing property management agreements or military housing privatization projects. If we are unable to perform, we may be unable to execute our business plan, which could have a material adverse effect on our operating results and financial condition and our ability to make distributions to our shareholders.

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

If the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, we are subject to risks associated with the general development of housing properties, including those associated with construction, lease-up, financing, real estate tax exemptions, cost overruns and delays in obtaining necessary approvals, and the risk that we may be unable to meet schedule or performance requirements of our contracts.

        If the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, we intend to continue to acquire, manage, and to a lesser extent, develop student housing properties, and to develop, construct, renovate and manage military housing properties under our privatization projects, in accordance with our business plan. We also would continue to engage in the development and construction of student housing properties. These activities may include the following risks:

  •
  construction/renovation costs of a property may exceed original estimates, possibly making the development uneconomical;

  •
  occupancy rates and rents at newly completed student housing properties or military housing properties may be insufficient to make the properties profitable to us or to provide sufficient cash flows to fund future development, construction or renovation periods;

  •
  acceptable financing may not be available on favorable terms for development or acquisition of a property, especially as a result of recent volatility in the U.S. markets resulting from sub-prime mortgage debt concerns;

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

Our management has limited prior experience operating a REIT or a public company. If the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, these limitations may impede the ability of our management to execute our business plan successfully and operate our business profitably.

        Our management has limited prior experience in operating a REIT or in managing a publicly-owned company, or managing growth at levels that may occur in the future. We cannot assure you that the operating performance of our student housing properties and military housing privatization projects will not decline under our management if the Military Housing Transaction and/or the Merger are not consummated and we continue our operations,. We may be unable to hire additional personnel on a timely basis. Therefore, you should be especially cautious in drawing conclusions about the ability of our management team to execute our business plan.

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

        A change in university admission policies could adversely affect our ability to lease our student housing properties. For example, if a university reduces the number of student admissions or requires that a certain class of students (e.g., freshmen) live in a university-owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline. We may be unable to modify our marketing efforts to compensate for a change in a college's or university's admission policy prior to the commencement of the annual lease-up period and any additional marketing efforts may be unsuccessful.

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

        Our future growth within the student housing business is dependent upon our ability to successfully acquire or develop new properties on favorable terms. As we acquire or develop additional properties, we will be subject to risks associated with managing new properties, including lease-up and integration risks. Newly-acquired properties may not perform as expected and may have characteristics or deficiencies unknown to us at the time of acquisition. During the remainder of 2008, we may seek to acquire or develop new student housing properties solely through joint ventures with third parties. There can be no assurance that future acquisition and development opportunities will be available to us on terms that meet our investment criteria, that we will be able to identify suitable joint venture partners on terms acceptable to us, or that we will be successful in capitalizing on such opportunities. Our ability to capitalize on such opportunities will be largely dependent upon external sources of capital that may not be available to us on favorable terms, or at all.

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

        In addition, as a result of the recent volatility in the U.S. markets resulting from concerns over sub-prime mortgage loans, access to mortgage debt needed to finance future property acquisitions may be more difficult to obtain and we may not unable to obtain such debt on terms that are as favorable to us. Our failure to finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, could adversely affect our financial condition and results of operations.

The lenders of certain non-recourse mortgage indebtedness that we assume or place on our properties could have recourse against us for the full amounts of their loans under certain circumstances.

        As of December 31, 2007, we had $961.5 million in aggregate principal amount of mortgage debt secured by our properties. In general, mortgage debt is non-recourse to the subsidiary that owns the property and places the mortgage debt on the property, and will be non-recourse to us. However, the terms of each of the loans to which the mortgage debt relates include provisions that enable the lender to have recourse to the borrower generally if the borrower misrepresented certain facts or committed fraud. If one or more of the borrowers under our mortgage indebtedness exercises its rights to recourse against us for the full amount of the mortgage debt outstanding under their loans, our liquidity and financial condition could be adversely affected. See also the risk factor above titled "If the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, any defaults on our mortgage or other indebtedness or the loss of any of our assets securing such debt could adversely affect our business or result in the secured indebtedness under our current note facility being immediately due and payable."

Specific Risks Related to our Military Housing Business

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

        The joint ventures that own our military housing privatization projects derive substantially all of their revenues from the BAH of their tenants. This revenue is then paid out by the joint ventures according to a distribution "waterfall" plan set forth in the joint ventures' governing documents. Other than the standard management fee we earn, which is typically 2% to 3% of the BAH-related project revenues, and other disbursements, such as routine maintenance, utilities, taxes and insurance, no funds are available to be paid out to us until the joint ventures' debt service obligations are satisfied. Thereafter, we only earn incentive management fees, preferential and other returns and on-going construction/renovation and development fees if the joint venture achieves operating milestones and thresholds specified in their governing documents, such as maintaining a certain number of end-state housing units online or completing the construction or renovation of a certain number of housing units by certain dates. Due to the inherent inability to predict possible delays in construction or renovation as a result of weather or unknown site conditions (such as environmental or structural concerns), our joint ventures with the military could experience construction/renovation delays that could impact the joint venture's ability to meet deadlines or achieve operating milestones/thresholds. Our joint ventures have historically sought change orders in order to approve certain construction/renovation delays or approve additional draws needed to complete construction/renovation work relating to such delays. These change orders must be approved by the lenders associated with the financing of the project, and there can be no guarantee that the joint venture's change orders will be approved in order to meet the operating milestones/thresholds under the project documents, or at all. Accordingly, we cannot assure you that the joint ventures will achieve these operating milestones and thresholds, or that if the joint ventures achieve these milestones and thresholds, that funds will remain to pay incentive management fees, preferential and other returns and on-going construction/renovation and development fees. If the joint ventures fail to achieve these milestones and thresholds or, if funds are not available to pay incentive management fees, preferential and other returns and on-going construction/renovation and development fees, the operating results of our military housing business could fluctuate significantly over the course of the project and could suffer.

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

        We are dependent upon our relationships with partners and subcontractors in connection with the construction, renovation and development of our military housing privatization projects. Particularly, our management team has relationships with Balfour Beatty Construction (formerly known as Centex Construction Company, LLC), The Benham Companies, LLC, and Phelps Development, LLC. Subject to the terms of our agreements with these construction, renovation and design partners and contractors, these parties provide services to those military housing privatization projects in which they are involved. To the extent that we are unable to maintain our relationships with these partners and contractors or to engage new partners and contractors under terms acceptable to us, our ability to complete a project in a timely fashion, or at a profit, may be impaired. If the amount we are required to pay for these services exceeds the amount we have estimated in bidding for military housing privatization projects or other fixed-price work, we could experience losses in the performance of these projects. In addition, if a partner or subcontractor was unable to deliver its services according to our negotiated terms with them for any reason, including the deterioration of its financial condition, another subcontractor would need to be obtained to perform the services, potentially at a higher price. This may result in the significant delay or additional costs associated with performance under our military housing privatization projects, the adverse effect on our operating results through a reduction in the profit to be realized, or the recognition of a loss on a project for which the services were needed. In addition, if we are unable to successfully manage the provision of services by our partners and contractors, we may not be awarded future military housing privatization projects.

Certain military bases for which we own and operate a military housing privatization project have been approved for reduction of troops or closure under the BRAC regulations. Our operating revenues from these projects and the value of our equity interest in the projects may be reduced, and our overall military housing segment revenues could be adversely affected with respect to the military bases under any of these military housing privatization projects.

        As part of the DoD's substantial reduction in the size of the U.S. military following the end of the Cold War, the federal government undertook four rounds of BRAC beginning in 1988, and again in 1991, 1993 and 1995. The fifth round of BRAC was initiated in 2004 and was completed on November 9, 2005, when, under current legislation, the final list of additional bases recommended for realignment or closure was approved by both President Bush and Congress. The BRAC law sets out a process that includes specific dates for government action and the creation of an independent commission appointed by the President. By way of background, the DoD released its initial recommendations for BRAC in May 2005, and the BRAC Commission then voted to amend the DoD's initial list on July 19, 2005. Under the BRAC Commission's revisions, several bases were removed from the DoD's list of bases targeted for closure, including the Submarine Base in New London, Connecticut and the Portsmouth Naval Shipyard in Kittery, Maine, both of which are part of our Navy Northeast

Region military housing privatization project. In addition, the BRAC Commission also proposed a less significant realignment at the Fort Eustis base under our Fort Eustis/Fort Story project in Newport News, Virginia than was proposed by the DoD. However, the BRAC Commission proposed to close the Naval Air Station in Brunswick, Maine, which had been recommended by the DoD to be realigned. Finally, the BRAC Commission voted to uphold the DoD's recommendation to close the Walter Reed Army Medical Center in Washington, DC. In September 2005, President Bush accepted the BRAC Commission's recommendations in their entirety. On November 9, 2005, the BRAC round was completed when Congress approved the BRAC Commission's recommendations in their entirety.

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

        We are subject to risks associated with conducting business with the federal government. The DoD, pursuant to its authority granted under the 1996 National Defense Authorization Act, has approved, as of March 4, 2008, the award of 95 military housing privatization projects to private owners, and the future award of an additional 18 projects. Any Congressional action to reduce budgetary spending by the DoD could limit the continued funding of these private-sector projects and could limit our ability to obtain additional privatization projects, which would have a material adverse effect on our business. The risks of conducting business with the federal government also include the risk of civil and criminal fines and the risk of public scrutiny of our performance at high profile sites.

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

        Each year Congress must appropriate a budget for BAH for all of the branches of the U.S. military. We cannot assure you that such appropriations will be made in any given year, that the appropriation each year will occur on a timely basis, or that the amount of BAH appropriated will be sufficient to keep up with escalations in cost of living expenses. Moreover, we cannot assure you that the method of calculation, timing of payment, analysis of comparable market rents, cost of living increases or other issues affecting the amount and receipt of BAH by members of the U.S. military will not change from time to time, with possible material adverse consequences for the amount of operating revenues generated by our military housing privatization projects. The foregoing description of BAH is based on current law and DoD procedures. Congress can change the law and the DoD can revise its procedures at any time. We cannot assure you that such changes will not be made and, if changes are made, such changes may have a material adverse effect on the level of our operating revenues generated by our privatization projects.

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

        We cannot assure you that we will receive final approval from Congress on the award of any projects currently under exclusive negotiations or as to which we are participating in a solicitation process, or that the U.S. military branch will not decide to award the project to a competitor at the end of our exclusive negotiations or the solicitation process. In addition, awards of exclusive negotiations by the U.S. military are subject to protest by bidders who were involved in the solicitation process, but were not ultimately chosen to be awarded exclusive negotiations for the subject project. If we do not receive final approval on the award of the project from the U.S. military branch or Congress or the military branch loses a protest of an award of exclusive negotiations to us, we may be unable to recover all of the costs that we have incurred during the exclusivity period or the solicitation process through our general military housing operations. Our failure to recover costs that we incur in connection with military housing privatization projects that are under exclusive negotiations or as to which we are participating in a solicitation process may cause the operating results of our military housing business to be adversely affected.

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

        Our declaration of trust authorizes us and our bylaws require us to indemnify and advance expenses to our trustees and officers for actions taken by them in those capacities to the fullest extent permitted by Maryland law. In addition, our declaration of trust limits the liability of our trustees and officers for money damages, except for liabilities resulting from:

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

        To qualify as a REIT under the Code, no more than 50% of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain types of entities) during the last half of each taxable year (other than our first REIT taxable year). Our declaration of trust prohibits, subject to certain exceptions, direct or indirect ownership (including by virtue of applicable constructive ownership rules) by any person of more than 7.1% of our outstanding shares (as determined by reference to value) or more than 7.1% of our outstanding common shares (as determined by reference to number or value, whichever is more restrictive), other than (i) Gary M. Holloway, Sr. and certain related persons, who are permitted in the aggregate to own up to 20% of the value of our outstanding shares or up to 20% of the number or value of our outstanding common shares, whichever is more restrictive, (ii) Steven Roth and certain related persons, who are permitted in the aggregate to own up to 8.5% of the value of our outstanding shares or up to 8.5% of the number or value of our common shares, whichever is more restrictive, and (iii) Vornado Realty L.P., certain persons related to Vornado Realty L.P., certain of transferees or assignees of Vornado Realty L.P. or related persons and affiliates of such transferees or assignees, to which no ownership limit applies. Generally, common shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. The definition of "person" in our declaration of trust is broader than the definition of "individual" that applies under the Code for purposes of the REIT qualification requirement that no more than 50% of our outstanding shares of beneficial interest be owned, directly or indirectly, by five or fewer individuals. As a result, our declaration of trust will prohibit share ownership in some circumstances where the ownership would not cause a violation of the REIT ownership requirement. Any transfer of our common shares that would violate the ownership limitation under our declaration of trust will be null and void, and the intended transferee will acquire no rights in such shares, or such common shares will be designated as "shares-in-trust" and transferred automatically to a trust effective at the close of business on the day before the purported transfer of such shares. The beneficiary of a trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then current market price or which such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 7.1% in value of our outstanding shares or more than 7.1% in number or value, whichever is more restrictive, of our outstanding common shares.

Our executive officers and certain of our trustees may experience conflicts of interest in connection with their ownership interests in our operating partnership.

        Certain of our executive officers and trustees, including Gary M. Holloway, Sr., may experience conflicts of interest relating to their ownership interests in our operating partnership. With regard to ownership interests in our operating partnership, as of February 29, 2008, Mr. Holloway beneficially owned approximately a 24.0% limited partnership interest in our operating partnership and our other executive officers, including Bruce F. Robinson, who is also one of our trustees, collectively owned approximately 1.9% of the limited partnership interests in our operating partnership. Michael D. Fascitelli, also one of our trustees, is the president and a member of the Board of Trustees of Vornado Realty Trust, which, indirectly through its operating partnership and an affiliated entity, owned an aggregate of 7,337,857 units, or approximately 10.3% of partnership interests in our operating partnership. Vornado's total ownership includes 2,517,247 of our common shares, or approximately 6.0% of GMH Communities Trust. Conflicts may arise as a result of these persons' ownership interests in, or their affiliates' interests in, our operating partnership to the extent that their interests as limited partners diverge from our interests, particularly with regard to transactions, such as sales of assets or the repayment of indebtedness, that could be in our best interests and those of our shareholders but may have adverse tax consequences to the limited partners in our operating partnership.

Gary M. Holloway, Sr. may have conflicts of interest as a result of his ownership of an entity that provides services to us and leases space from us.

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

        As of February 29, 2008, Mr. Holloway beneficially owned approximately 24.0% of the outstanding units of limited partnership interest in our operating partnership. If the maximum number of units redeemable for our common shares by Mr. Holloway were actually redeemed, Mr. Holloway would beneficially own approximately 20.0% of our outstanding common shares. Although the terms of our declaration of trust limit Mr. Holloway's ability to redeem his limited partnership interests to up to 20.0% of our outstanding common shares, such an ownership concentration of our shares may adversely affect the trading price of our common shares if investors perceive disadvantages to owning shares in companies with controlling shareholders. If we were to redeem the maximum number of Mr. Holloway's units for common shares and Mr. Holloway were to retain those shares, he would have the ability to exert significant influence over all matters requiring approval of our shareholders, including the election and removal of trustees and any proposed merger, consolidation or sale of substantially all of our assets. In addition, he could influence significantly the management of our business and affairs. This concentration also could have the effect of delaying, deferring or preventing a change of control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. Further, Mr. Holloway's concentration of ownership in our operating partnership affords him the ability to exert substantial influence over matters, such as a merger, consolidation or sale of substantially all of the assets of our operating partnership, all of which, under certain circumstances, require the consent of limited partners owning more than 50% of the partnership interest of the limited partners (other than those held by us or our subsidiaries).

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

Some of our executive officers and trustees have other business interests that may hinder their ability to allocate sufficient time to the management of our operations, and could jeopardize our ability to execute our business plan.

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

        Maryland law provides broad discretion to our Board of Trustees with respect to its duties in considering a change in control of our company, including that our Board of Trustees is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by our Board.

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

        Additionally, the "control shares" provisions of the MGCL are applicable to us as if we were a corporation. These provisions eliminate the voting rights of shares acquired in quantities so as to constitute "control shares," as defined under the MGCL. Our bylaws provide that we are not bound by the control share acquisition statute; however, our Board of Trustees may opt to make the statute applicable to us at any time, and may do so on a retroactive basis.

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

        We have entered into employment agreements with each of our executive officers, including Gary M. Holloway, Sr., Bruce F. Robinson, John DeRiggi, Joseph M. Macchione and J. Patrick O'Grady that provide them with severance benefits if their employment is terminated by us without cause, by them for good reason (which includes, among other reasons, failure to be elected to the Board of Trustees with respect to Mr. Holloway's agreement, and any election by us not to renew our agreements with them), or under certain circumstances following a change of control of our company. Certain of these benefits, including the related tax indemnity with respect to the employment agreements for

Mr. Holloway and Mr. Robinson, could prevent or deter a change of control of our company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

Through a wholly-owned subsidiary, we are the sole general partner of our operating partnership, and, should the subsidiary be disregarded, we could become liable for the debts and other obligations of our operating partnership beyond the amount of our investment.

        We are the sole general partner of our operating partnership, GMH Communities, LP, through our wholly owned subsidiary, GMH Communities GP Trust, a Delaware statutory trust, and we also owned units of limited partnership interest in our operating partnership equal to approximately 57.6% of the total partnership interests in our operating partnership as of February 29, 2008. If GMH Communities GP Trust were disregarded as the general partner, we would be liable for our operating partnership's debts and other obligations. In such event, if our operating partnership is unable to pay its debts and other obligations, we will be liable for such debts and other obligations beyond the amount of our investment in our operating partnership. These obligations could include unforeseen contingent liabilities.

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

Our acquisition properties may not achieve forecasted results or we may be limited in our ability to finance future acquisitions, which may harm our financial condition and operating results, and we may not be able to make the distributions required to maintain our REIT status.

        Acquisitions and developments entail risks that the properties will fail to perform in accordance with expectations and that estimates of the costs of improvements necessary to acquire, develop and manage properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. Because we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and by excluding any net capital gain, each year to maintain our qualification as a REIT, our ability to rely upon income from operations or cash flow from operations to finance our growth and acquisition activities is limited. As a result, acquisitions and developments are largely financed through externally-generated funds such as borrowings under credit facilities and other secured and unsecured debt financing and from issuances of equity securities. As a result of the recent volatility in the U.S. markets resulting from concerns over sub-prime mortgage loans, access to mortgage debt may be more difficult to obtain and we may not unable to obtain such debt on terms that are as favorable to us. Accordingly, in the event that the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, and we are unable to obtain funds from borrowings or the capital markets to finance our acquisition and development activities, our ability to grow would likely be curtailed, amounts available for distribution to shareholders could be adversely affected and we could be required to reduce distributions, thereby jeopardizing our ability to maintain our status as a REIT.

        Newly-developed or newly-renovated properties do not have the operating history that would allow our management to make objective pricing decisions in acquiring these properties. The purchase prices of these properties is based in part upon projections by management as to the expected operating results of such properties, subjecting us to risks that these properties may not achieve anticipated operating results or may not achieve these results within anticipated time frames. In addition, we have witnessed a compression of capitalization rates for the student housing properties that we are targeting under our investment criteria. During 2007, capitalization rates declined, and may continue to decline in the future. To the extent that the Military Housing Transaction and/or the Merger is not completed and we continue our operations, we therefore may be unable to purchase student housing properties at attractive capitalization rates.

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

        Although the leases for our student housing properties generally will require our student residents to comply with laws and regulations governing their operations, and to indemnify us for certain environmental liabilities that they create, the scope of their obligations may be limited. We cannot assure you that our student residents or their guarantors will be able to fulfill their indemnification obligations. In addition, environmental and occupational health and safety laws are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could create liabilities where none exists today.

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

        If the market price of our common shares declines significantly, you may be unable to resell your shares at or above the price per share in this offering. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

  •
  the likelihood that an active market for our common shares will continue;

  •
  actual or anticipated variations in our operating results;

  •
  changes in our funds from operations or earnings estimates;

  •
  publication of research reports about us or the real estate industry;

  •
  increases in market interest rates may lead purchasers of our common shares to demand a higher dividend rate which, if our distributions do not rise, may mean our share price will fall;

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

Tax Risks Associated with Our Status as a REIT

In the event that we complete the Military Housing Transaction and not the Merger, we may be unable to comply with the REIT gross income requirements, which could subject us to additional taxes on our gross income and reduce our cash available for distributions to shareholders.

        In general, at least 75% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% REIT gross income test. Under this 75% gross income test, a portion of the proceeds that we will receive in connection with the Military Housing Transaction that relate to the sale of the interests in our TRS, will not constitute qualifying income. In the event that we fail to meet this 75% gross income test due to willful neglect and in the absence of reasonable cause, then we could lose our REIT qualification, which would, among other things, cause all of our earnings to be subject to federal income tax and would reduce our cash available for distributions to shareholders and all of our income Alternatively, in the event that our failure to meet the 75% gross income test is not due to willful neglect and is based on reasonable cause, then we would maintain our REIT qualification, but the excess of our gross income that does not meet the 75% test would be subject to an additional tax under the Code and reduce our cash available for distributions to shareholders.

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

        At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder. Effective for taxable years beginning after December 31, 2002, the Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Jobs and Growth Tax Act, generally reduced the maximum rate of tax applicable to most domestic noncorporate taxpayers on dividend income from regular C corporations to 15%. This reduces substantially the so-called "double taxation" (that is, taxation at both the corporate and shareholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to shareholders. The implementation of the Jobs and Growth Tax Act may cause domestic noncorporate investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously. We cannot predict what impact this legislation may have on the value of our common shares. The Tax Increase Prevention and Reconciliation Act of 2005 extended the 2003 Act's sunset date from December 31, 2008 to December 31, 2010.

The income earned by our taxable REIT subsidiaries will be subject to federal income tax.

        We own active taxable REIT subsidiaries that earn income that, if earned by us outside of a taxable REIT subsidiary, would jeopardize our status as a REIT. For example, our taxable REIT subsidiaries earn fees from developing, constructing, renovating and managing military housing properties and providing management services to certain third-party owners of student housing, as well as fees for providing certain noncustomary services for our student housing properties, that would not be qualifying income for purposes of the REIT income tests. A taxable REIT subsidiary is taxed as a regular C-corporation. The income from the activities described above and other income earned by our taxable REIT subsidiaries is therefore subject to a corporate level tax, notwithstanding that we qualify as a REIT.

We may not conduct all of our third-party student housing management business through a taxable REIT subsidiary, which could jeopardize our ability to comply with one of the REIT gross income requirements.

        In general, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% REIT gross income test, other types of interest and dividends, gain from the sale or disposition of shares or securities, or any combination of these. Fees that we earn from providing property management services to third-party owners of student housing properties do not constitute qualifying income for purposes of the 95% REIT gross income test. We conduct all (or as nearly all as possible) of our third-party student housing property management business through a taxable REIT subsidiary. The fees we earn from that business other than through a taxable REIT subsidiary, together with all other income that does not constitute qualifying income under the 95% gross income test, cannot exceed 5% of our total gross income. If we fail to manage our business in a manner that allows us to satisfy the 95% REIT gross income test, the portion of income associated with the amount in excess of this 95% threshold would be taxed at 100%, and we could lose our REIT qualification which would, among other things, cause all of our earnings to be subject to federal income tax and would reduce our cash available for distributions to shareholders.

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

        To maintain our status as a REIT, no more than 20% of the value of our total assets may consist of the securities of our taxable REIT subsidiaries, such as GMH Military Housing, LLC and College Park Management TRS, Inc. Certain of our activities, such as development, construction, renovation, and management services, must be conducted through a taxable REIT subsidiary in order for us to maintain our REIT status. In addition, certain non-customary services generally must be provided by a taxable REIT subsidiary or an independent contractor from which we do not derive any income. If the revenues from such activities create a risk that the value of our interest in our taxable REIT subsidiaries, based on revenues or otherwise, approach the 20% threshold, we will be forced, in order to maintain our REIT status, to curtail such activities or take other steps to remain under the 20% threshold. Since our formation transactions, the development, construction, renovation, and management services provided to our military housing privatization projects and the management services provided to certain third-party owners of student housing have been conducted through taxable REIT subsidiaries. Consequently, income earned by these taxable REIT subsidiaries is subject to corporate income tax.

We may be subject to tax if our taxable REIT subsidiaries provide services to our tenants other than on an arm's-length basis.

        If our taxable REIT subsidiaries provide services to our tenants for other than an arm's-length charge (payable from the tenants or from us), we would be subject to a 100% tax on the difference between the amount in fact derived by the taxable REIT subsidiary and the arm's-length charge. In addition, if our taxable REIT subsidiaries pay more than an arm's length charge to our operating partnership, GMH Communities Trust or any of their affiliates for services or overhead provided to the taxable REIT subsidiaries, we would be subject to a 100% tax on the difference between the amount in fact paid by the taxable REIT subsidiary and the arm's-length charge.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties.

        Properties we own.    The 72 student housing properties that we owned or had ownership interests in as of December 31, 2007 consisted of 13,232 units containing 42,670 beds that were located near 42 colleges and universities in 25 states, and had an average occupancy rate of 87.6%. The following table presents information regarding the 72 student housing properties, and seven undeveloped or partially developed parcels of land that we owned or had ownership interests in as of December 31, 2007 and occupancy rates at, and revenues from, these properties for the year ended December 31, 2007:

Property Name	Year Built/Renovated	Primary University Served	Occupancy Rate(1)	Number of Units(1)	Number of Beds(1)	Revenues(2) (in thousands)
Abbott Place	1999	Michigan State University	87.8%	222	654	$3,175
Aztec Corner	1997/2001/2005	San Diego University	100.0	179	602	4,208
Blanton Commons	2005	Valdosta State University	96.1	204	596	3,294
Blanton Commons II(2)	2006	Valdosta State University	89.8	72	264	567
Brookstone Village	1994	University of North Carolina—Wilmington	91.6	124	238	1,122
Burbank Commons	1999	Louisiana State University	97.9	134	532	2,464
Cambridge at Southern	2006	Georgia Southern University	91.8	228	564	3,241
Campus Club—Statesboro	2003	Georgia Southern University	81.7	276	984	4,379
Campus Connection(3)	1998	University of Illinois—Urbana Champaign	64.7	270	864	3,418
Campus Connection—Phase II(3)	N/A	University of Illinois—Urbana Champaign	N/A	N/A	N/A	N/A
Campus Corner	1994	Indiana University	70.4	252	796	3,338
Campus Ridge Apartments(4)	2000	East Tennessee State University	93.0	132	528	2,133
Campus Ridge Apartments—Phase II(4)	N/A	East Tennessee State University	N/A	N/A	N/A	N/A
Campus Trails	1997	Mississippi State University	85.8	156	480	1,698
Campus Walk	2001	University of Mississippi	90.5	108	432	1,997
Campus Walk—UNCW	1990	University of North Carolina—Wilmington	95.5	289	290	1,767
Campus Way	1998	University of Alabama	95.7	192	676	3,115
Chapel Ridge	2003	University of North Carolina—Chapel Hill	93.9	180	544	3,271
Chapel View	1986	University of North Carolina—Chapel Hill	98.9	224	358	2,366
Collegiate Hall	2001	University of Alabama—Birmingham	72.0	176	528	2,060
Fields	1999	University of Illinois—Urbana Champaign	50.3	192	588	2,343
GrandMarc at Seven Corners	2000	University of Minnesota	99.8	186	440	4,267
GrandMarc at University Village	2001	University of California—Riverside	80.8	212	760	4,595
Hawk's Landing	1996	Miami University of Ohio	72.9	122	484	2,278
Huntsville Land(5)	N/A	Sam Houston State University	N/A	N/A	N/A	N/A
Jacob Heights	2004	Minnesota State University—Mankato	93.2	42	162	8,268
Jacob Heights III	2006	Minnesota State University—Mankato	99.0	24	96	4,786
Lakeside	1991	University of Georgia	82.6	242	772	2,996
Lincoln View	1994/1999	University of Illinois—Urbana Champaign	69.0	254	732	2,944
Lion's Crossing	1996	Pennsylvania State University	99.6	204	696	3,643
Nittany Crossing	1996	Pennsylvania State University	100.0	204	684	3,499
Orchard Trails(6)	2006	University of Maine—Orono	74.8	144	576	2,685
Pegasus Connection	2000	University of Central Florida	88.5	312	930	6,152
Pirate's Cove	2000	East Carolina University	72.5	264	1,056	3,646
Riverside Estates	1995	University of South Carolina	96.3	206	700	3,157
South View Apartments	1996-1998	James Madison University	99.9	240	960	4,953
Stadium Suites	2004	University of South Carolina	94.2	264	924	5,432
State College Park	1991	Pennsylvania State University	99.6	196	752	3,773
Stone Gate Apartments	1999-2000	James Madison University	99.9	168	672	3,488
The Centre	2004	Western Michigan University	84.3	232	700	3,045
The Club	1989/2001	University of Georgia	86.0	120	480	1,710
The Commons	1991	James Madison University	98.5	132	528	2,443
The Commons on Oak Tree	1995	University of Oklahoma	76.8	254	780	2,500
The Courtyards	1993	University of Kentucky	65.0	182	676	2,539
The Edge I(7)	1998	University of North Carolina—Charlotte	91.7	96	384	1,328
The Edge II(7)	1999	University of North Carolina—Charlotte	83.9	84	336	7,094
The Enclave	2002	Bowling Green State University	93.3	120	480	1,611

The Enclave—Phase II(6)	2006	Bowling Green State University	76.0	144	576	1,677
The Highlands	2004	University of Nevada—Reno	73.5	216	732	3,222
The Ridge(7)	2002	West Virginia University	98.3	168	644	2,164
The Summit	2003	Minnesota State University—Mankato	99.0%	192	672	3,683
The Towers at Third	1973	University of Illinois—Urbana Champaign	96.0	148	295	3,143
The Verge	2004	California State University—Sacramento	67.4	288	792	3,733
The View	2003	University of Nebraska	96.3	156	588	1,933
University Court	2001	Michigan State University	89.0	138	516	2,235
University Crescent	1999	Louisiana State University	95.6	192	660	3,236
University Crossings	1929/2003	Drexel University and University of Pennsylvania	98.7	260	1,026	7,195
University Estates	2001	Ball State University	77.4	144	552	1,565
University Gables	2001	Middle Tennessee State University	90.6	180	648	2,611
University Greens	1999	University of Oklahoma	85.9	156	516	1,807
University Heights(7)	1999	University of Tennessee	94.2	204	636	2,168
University Lodge	2002	University of Wyoming	49.1	121	481	1,385
University Manor	2002	East Carolina University	84.5	168	600	2,544
University Meadows	2001	Central Michigan University	97.7	184	616	2,360
University Mills	2002	Northern Iowa University	99.0	121	481	1,980
University Oaks	2004	University of South Carolina	99.4	181	662	3,837
University Pines	2001	Georgia Southern University	87.3	144	552	2,493
University Place	2003	University of Virginia	83.0	144	528	2,220
University Pointe	2004	Texas Tech University	97.2	204	682	3,839
University Trails	2003	Texas Tech University	97.2	240	684	3,622
University Village	1979/2006	California State Sacramento	97.5	250	394	2,518
University Walk(7)	2002	University of North Carolina—Charlotte	87.5	120	480	1,744
University Uptown(7)	2004	North Texas University	96.8	180	528	2,559
Willow Tree Apartments	1967-1968	University of Michigan	91.7	312	572	3,226
Willow Tree Towers	1974	University of Michigan	95.7	163	283	1,473

Total			87.6	13,232	42,670	$200,828

(1)
As of December 31, 2007.

(2)
Revenue from Blanton II consist of rent and other property income for the period from the date of our acquisition (August 1, 2007) of the property through December 31, 2007.

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

(4)
Campus Ridge Apartments consists of a land parcel containing an existing student housing building that is contiguous to a 6.1 acre partially-developed parcel of land. This partially-developed parcel is referred to as Campus Ridge Apartments—Phase II. When developed, Campus Ridge Apartments—Phase II is expected to contain 72 units and 288 beds.

(5)
Consists of five contiguous land parcels, totaling approximately 26 acres. We currently plan to construct a 23-building student housing community that upon completion will contain 318 units and 894 beds.

(6)
Orchard Trails and The Enclave—Phase II properties held through a joint venture with AEW Capital Management Group.

(7)
Held through a joint venture with Fidelity Real Estate Group that covers a total of six properties: The Edge—Phases I and II, The Ridge, University Heights, University Uptown and University Walk.

        Properties we manage for others.    We manage each of the student housing properties we own. As of December 31, 2007, we also managed 17 student housing properties owned by others, containing a total of 3,185 units and 10,647 beds, including 48 units and 262 beds that are currently under construction. We manage these student housing properties owned by others through one of our taxable REIT subsidiaries. The following table presents information regarding the student housing properties that we managed for others as of December 31, 2007, and occupancy rates at these properties as of the year ended December 31, 2007:

Property Name	Year Built	Primary University Served	Occupancy Rate(1)	Number of Units(1)	Number of Beds(1)
Campus Club—Gainesville(2)	1997	University of Florida	87.2%	252	924
Campus Pointe at WKU	2005	Western Kentucky University	80.7	132	372
Gateway @ Glades(2)	2000	University of Florida	96.5	120	432
McKinley House(3)	N/A	University of Illinois	N/A	48	262
Nittany Pointe(2)	2000	Pennsylvania State University—Altoona	99.5	156	624
Pegasus Landing	1999	University of Central Florida	90.5	744	2,532
Pegasus Pointe	1999	University of Central Florida	97.5	432	1,224
Presbyterian House	2007	University of Wisconsin	79.1	51	239
Scott Residence Hall & Conference Center	2000	University of Nebraska—Omaha	100.0	50	168
Scott Village	2003	University of Nebraska—Omaha	100.0	120	480
Seminole Suites(2)	2004	Florida State @ Tallahassee	97.5	264	924
The Village at West Chester	2004	West Chester University	98.1	131	524
University Courtyard	1999	Florida A&M University	79.4	96	384
University Edge(2)	2003	University of Southern Mississippi	84.2	156	552
University Hall at West Chester	2004	West Chester University	95.1	88	265
University Towers	1996	San Diego State University	N/A	290	570
Westminster—North and South	1923/1926- 1927	University of California at Berkeley	100.0	55	171

Total				3,185	10,647

(1)
As of December 31, 2007.

(2)
As of the date of this report, we had been given notice of termination of these management agreements by the respective owners of these properties. All management agreements will be terminated between December 31, 2007 and March 31, 2008.

(3)
McKinley House consists of a student housing property that is currently under construction and, when completed, is expected to contain 48 units and 262 beds. The property is expected to be completed in August 2008. We are currently providing pre-leasing services with respect to this property.

        Our corporate headquarters and other leased space.    We own our corporate headquarters building, which is located in Newtown Square, Pennsylvania and consists of approximately 44,721 square feet of administrative offices. As of December 31, 2007, we leased approximately 7,682 square feet of our headquarters building to several entities affiliated with Gary M. Holloway, Sr. We believe that our current facilities are adequate for our present purposes.

Item 3.    Legal Proceedings.

        As of November 2, 2007, the Company had entered into a settlement agreement with the lead plaintiffs in connection with a class action lawsuit alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, and Rule 10b-5. The class action lawsuit had been filed in the United States District Court for the Eastern District of Pennsylvania, naming as defendants GMH Communities Trust, Gary M. Holloway, Sr., and Bradley W. Harris, and was brought on behalf of a class of purchasers of the Company's securities between May 5, 2005 and March 10, 2006 based upon the Company's restatement of certain financial results. The Court preliminarily approved the settlement agreement by Order dated February 13, 2008 and scheduled a Settlement Hearing for April 25, 2008. Under the terms of the settlement agreement, all claims against the Company and related defendants would be dismissed without admission or presumption of liability or wrongdoing. The settlement agreement is contingent upon various conditions, including, but not limited to, final approval by the Court after notice to the class. The Company can provide no assurance that the settlement agreement will be approved by the Court; and in the event the settlement is not approved, the Company would be required to continue to defend itself against the action.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        We did not submit any matters to the vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the New York Stock Exchange under the symbol "GCT." Our common shares commenced trading on October 28, 2004. The following table sets forth, for the indicated periods, the high and low sales prices of our common shares as quoted on the New York Stock Exchange and the dividends we have paid to our shareholders.

	Price Range of Common Shares
			Dividend Paid Per Share
	High	Low
Fiscal year ended December 31, 2006:
First Quarter	$17.10	$10.80	$0.2275
Second Quarter	$13.18	$10.75	$0.2275
Third Quarter	$13.73	$11.80	$0.2275
Fourth Quarter	$14.18	$10.04	$0.1650	(1)
Fiscal year ended December 31, 2007:
First Quarter	$10.84	$9.14	$0.1650
Second Quarter	$10.99	$9.40	$0.1650
Third Quarter	$10.05	$7.51	$0.1650
Fourth Quarter	$7.99	$5.44	$0.1650	(2)

(1)
Declared on December 18, 2006 and paid on February 1, 2007 to shareholders of record as of the close of business on December 29, 2007.

(2)
Declared on December 12, 2007 and paid on January 15, 2008 to shareholders of record as of the close of business on December 27, 2007.

        On December 31, 2007, the last reported sale price of our common shares on the New York Stock Exchange was $5.52.

        On December 31, 2007, there were approximately 27 holders of record of our common shares. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

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

        Our ability to fund these distributions will depend, in part, upon cash flow from our student housing properties, our management contracts regarding student housing properties owned by others, from management, construction/renovation and development fees and preferred equity returns under our military housing privatization projects, and the continued successful leasing of our student housing portfolio and the acquisition of additional student housing properties and military housing privatization projects. The timing and amount of our anticipated cash flows is inherently uncertain. To the extent these sources are insufficient, we may lower our distributions or borrow funds for distributions from our current note facility with Merrill Lynch or from other third-party borrowings sources. Availability under our current note facility is limited. As of December 31, 2007, the Company had $53.6 million in principal amount of notes outstanding under the note facility bearing interest at 6.38% and an additional $46.4 million was available for draw under the facility. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a discussion of certain financial covenants we are required to maintain in order to remain eligible for future borrowings under our note facility.

        Distributions made by us will be authorized and determined by our Board of Trustees out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law or contained in our debt instruments or agreements or in terms of any future preferred shares. Since our initial public offering, our distributions have exceeded our then-current and accumulated earnings and profits as determined for federal income tax purposes due to non-cash expenses, primarily depreciation and amortization charges that we have incurred, and we expect them to continue to do so in the near term. Therefore, a portion of these distributions will represent a return of capital for federal income tax purposes. Distributions in excess of our current and accumulated earnings and profits and not treated as a dividend will not be taxable to a taxable U.S. shareholder under current federal income tax law to the extent those distributions do not exceed the shareholder's adjusted tax basis in his or her common shares, but rather will reduce the adjusted basis of the common shares. Therefore, the gain (or loss) recognized on the sale of the common shares or upon our liquidation will be increased (or decreased) accordingly. To the extent those distributions exceed a taxable U.S. shareholder's adjusted tax basis in his or her common shares, they generally will be treated as a capital gain realized from the taxable disposition of those shares.

        Approximately 15% of our distributions for the year ending December 31, 2007 represented a return of capital for federal income tax purposes. To the extent not inconsistent with maintaining our REIT status, we may retain accumulated earnings of our taxable REIT subsidiaries in such subsidiary. The percentage of our shareholder distributions that exceeds our current and accumulated earnings and profits may vary substantially from year to year.

        For the period from October 28, 2004 through December 31, 2004, we declared and paid our initial partial quarterly dividend of $0.16 per common share. At the same time, our operating partnership paid an equivalent distribution of $0.16 per unit to holders of limited partnership interests in our operating partnership. With respect to this distribution, $0.109319 of the $0.16 per common share represented a return of capital for federal income tax purposes. During the fiscal year 2005, and through the third quarter of 2006, we declared and paid quarterly dividends of $0.2275 per common share, and our operating partnership paid an equivalent distribution of $0.2275 per unit to holders of limited partnership interests in our operating partnership. We lowered our quarterly distribution to shareholders for the fourth quarter of 2006 to $0.1650 per common share and have paid this level of quarterly distribution to shareholders through our most recent dividend relating to the fourth quarter of 2007. Prior to that decrease, we had historically paid a distribution of $0.91 per year, and for the year ended December 31, 2007, we declared distributions totaling $0.66 per common share.

        Prior to our entry into the Merger Agreement, distributions were made at the discretion of the Board of Trustees, based upon our distribution policy which has been based on a balanced analysis of value creation reflective of, among other things, both current and long-term stabilized cash flows from our student and military housing businesses, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter and anticipated operating results for the future, economic conditions, other operating trends, our financial condition, loan restrictions contained in our loan agreements, capital requirements and the avoidance of volatility of distributions. Under the terms of the Merger Agreement, we are prohibited from making quarterly distributions to our shareholders following our regular quarterly distribution for the first quarter of 2008.

        We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our student housing properties, revenues from management and consulting fees in connection with management services that we will provide for student housing properties owned by others, revenues from our military housing privatization projects, our operating expenses, interest expense and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see "Risk Factors."

Item 6.    Selected Financial Data.

	For the Year Ended December 31,
	Company				Predecessor Entities
	2007	2006	2005	2004(1)	2003
	(in thousands, except per share data)
Operating Data:
Revenue
Rental revenue	$188,889	$169,166	$118,741	$23,778	$636
Expense reimbursements
Related party	86,860	64,230	57,930	33,309	3,273
Third party	8,942	7,668	5,361	7,237	7,318
Fee income:
Related parties	11,429	8,481	7,005	4,355	3,892
Third parties	2,877	3,167	3,774	3,986	2,624
Other fee income—related party	32,790	21,635	18,321	8,460	842
Other income	735	546	368	913	230

Total revenue	332,522	274,893	211,500	82,038	18,815
Expenses:
Property operating expenses	90,684	78,878	51,423	20,258	9,218
Reimbursed expenses	95,802	71,898	63,291	40,546	10,591
Real estate taxes	17,773	16,050	10,921	1,736	83
Administrative expenses	17,410	17,682	12,254	6,006	1,405
Securities Litigation & Audit/Special Committee expenses	1,844	7,821	—	—	—
Profits interest and employee initial public offering bonus expense	—	—	—	37,502	—
Depreciation and amortization	44,679	40,207	31,006	6,624	822
Interest	61,816	51,752	28,370	5,622	396

Total expenses	330,008	284,288	197,265	118,294	22,515
Gains on sale to joint venture and development land	24,341	—	—	—	—

Income (loss) before equity in earnings of unconsolidated entities, minority interest, and income taxes	26,855	(9,395)	14,235	(36,256)	(3,700)
Equity in earnings of unconsolidated entities	4,524	3,523	3,073	—	751

Income (loss) before minority interest and income taxes from continuing operations	31,379	(5,872)	17,308	(36,256)	(2,949)
Income taxes	7,616	4,733	5,580	312	—

Income (loss) before minority interest from continuing operations	23,763	(10,605)	11,728	(36,568)	(2,949)
Minority interest (income) loss attributable to continuing operations	(10,252)	4,625	(5,700)	256	—

Income (loss) from continuing operations	13,511	(5,980)	6,028	(36,824)	(2,949)
Discontinued Operations:
Income (loss) from discontinued operations before minority interest	2,125	1,762	60	(187)	—
Gains on sales of student housing properties	29,339	—	—	—	—
Minority interest (income) loss attributable to discontinued operations	(13,544)	(768)	(29)	9	—

Income (loss) from discontinued operations	17,920	994	31	(178)	—

Net income (loss)	$31,431	$(4,986)	$6,059	$(37,002)	$(2,949)

Earnings (loss) per common share—basic(2)
Continuing operations	$0.33	$(0.14)	$0 .19	$0.01
Discontinued operations	0.43	0.02	0.00	0.00

	$0.76	$(0.12)	$0.19	$0.01

Earnings (loss) per common share—diluted(2)
Continuing operations	$0.33	$(0.14)	$0.18	$0.01
Discontinued operations	0.43	0.02	0.00	0.00

	$0.76	$(0.12)	$0.18	$0.01

(1)
The results of operations for the year ended December 31, 2004 reflect the results of operations of The GMH Predecessor Entities for the period from January 1, 2004 through November 1, 2004, and the results of operations for the Company, after completion of our initial public offering, for the period from November 2, 2004 through December 31, 2004.

(2)
Basic and diluted earnings per share reflect our operations for the period November 2, 2004 (the date of the closing of the Company's initial public offering) to December 31, 2004. Net income for this period was $251,000.

	As of December 31,
	Company				Predecessor Entities
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data
Real estate investments, net	$1,324,064	$1,592,567	$1,181,216	$634,730	$—
Corporate office, net	8,560	8,425	7,613	11,384	6,963
Cash and cash equivalents	15,727	22,539	2,240	60,926	575
Total assets	1,488,846	1,713,990	1,277,951	773,061	16,146
Mortgage notes payable and line of credit	1,015,136	1,227,725	728,069	370,007	10,977
Total liabilities	1,085,344	1,298,718	792,452	395,242	12,552
Minority interest	136,422	157,972	188,633	182,118	—
Equity	267,080	257,300	296,866	195,701	3,594

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

As described in Part I, Item 1 of this report, the Company has executed a Securities Purchase Agreement with Balfour Beatty relating to the sale of our military housing division, and a Merger Agreement with American Campus Communities, Inc. (ACC) to acquire our student housing division and remaining operations. The disclosures contained throughout this section refer to our business as an ongoing operation with the impact of the pending sale transactions not considered unless otherwise noted.

Overview

        We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families.

        As of December 31, 2007, we owned or had ownership interests in 72 student housing properties containing a total of 13,232 units and 42,670 beds and seven undeveloped or partially developed parcels of land held for development as student housing properties. Of this portfolio, we hold a 10% interest in joint ventures that own eight of these student housing properties, covering a total of 1,140 units and 4,160 beds and provided management services for all of these properties. In addition to properties held through joint ventures, we managed a total of 17 student housing properties owned by others, containing a total of 3,185 units and 10,647 beds, including 48 units and 262 beds currently under construction. In our military housing segment, as of December 31, 2007, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries operated, 12 military housing privatization projects, comprising an aggregate of 25,288 end-state housing units on 37 military bases, to provide development, construction, renovation and management services to our military housing privatization projects through our taxable REIT subsidiaries, (other than our AETC Group I project with the U.S. Air Force). In addition, we provide management and consulting services with respect to the management of certain student housing properties owned by others, including colleges, universities, and other private owners through our taxable REIT subsidiaries. In order to comply with the applicable requirements under the REIT provisions of the Code, we must limit the operations of taxable REIT subsidiaries so that the fair value of securities issued to us by our taxable REIT subsidiaries does not represent more than 20% of our total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, do not exceed 25% of our gross income for any taxable year.

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

Student Housing—Owned Properties

        The student housing-owned properties segment reflects the revenues and expenses of off-campus student housing properties acquired and owned through the REIT ownership structure which are strategically located near college or university campuses. During the prior three fiscal years, our rental revenue (including continuing and discontinuing operations) increased substantially as a result of our acquisition activity. Although our acquisition activity slowed during 2007, we continued to experience increases in operating expenses, real estate taxes and depreciation and amortization as a result of our prior acquisitions. Further, interest expense increased related to the financing of the properties that we acquired.

        Historically, we have found certain property revenues and operating expenses to be cyclical in nature, and therefore not incurred ratably over the course of the year. As our properties are leased predominantly on an academic-year basis, certain of our operating revenues and expenses will vary from quarter to quarter depending on the leasing cycle. For example, we experience significant turnover costs commencing towards the end of the second quarter and more significantly during the third quarter of our fiscal year, in connection with preparing our properties for new residents prior to commencement of the new academic-year lease period, which typically begins in August or September. In addition, we also typically incur higher lease-up costs during the first two quarters of our fiscal year, as this is the period during which we heavily target students for leases that will commence for the next academic year. Property revenues and expenses may differ from expected results in the year of acquisition, depending on the timing of the acquisition in relation to the leasing cycle. With respect to our lease-up and physical occupancy results for the start of the 2007/2008 academic year, our occupancy levels on a portfolio-wide basis were lower than levels achieved for the start of the 2006/2007 academic year. While our net rental rates have increased for the 2007/2008 academic year over the prior academic year, this revenue growth will be offset by lower occupancy levels at our properties.

        In the event that the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, we expect to continue to place less emphasis on the acquisition of additional student housing properties relative to prior years, and continue to focus on the operational performance of our existing student housing properties and development projects. To the extent our operational performance meets or exceeds management's expectations going forward, and the Company has sufficient working capital or financing sources for additional acquisitions, we may determine that it is appropriate to place greater emphasis on acquisitions in the Company's student housing segment and seek to acquire properties located in our targeted markets that meet management's underwriting criteria for creating long-term growth potential. If we seek to acquire student housing properties, we will consider funding the acquisitions through joint venture structures similar to the joint venture terms that we have entered into with respect to our current joint venture properties. The timing of any additional acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We have traditionally funded at least a portion of our acquisition costs through the placement of mortgage debt on our student housing properties. As a result of recent volatility in the U.S. capital markets resulting from concerns over the sub-prime mortgage debt sector, our ability to obtain mortgage debt on terms that are as favorable to us may be negatively impacted. We would consider funding our equity portion of any joint ventures by using funds from available cash from operations or borrowings. We also may determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property.

        In addition, to the extent that the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, and in recognition of the fact that certain of our student housing properties have not performed in line with internal projections, our management would analyze the Company's owned student housing portfolio as a whole, and determine whether there are properties in certain markets that should be positioned for sale or transferred into a joint venture similar to the Company's joint venture structure with Fidelity Real Estate Group. In performing this analysis, our management would take into consideration a number of factors, including, but not limited to, current and anticipated future supply and demand issues, projected enrollment growth at colleges and universities within the market, and an assessment of potential economies of scale in markets where the Company has multiple assets. In the event that management performs this analysis, we cannot provide any assurance that we will determine to reposition any of the Company's student housing properties, or that the Company would be successful in any effort to complete such transactions if attempted. Any such plans to sell or place properties into a joint venture also would be subject to approval by our Board of Trustees.

        During the fourth quarter of 2007, we acquired 13 parcels of development land located in Amherst, NY, aggregating 22-acres for construction of a student housing property, for a purchase price of approximately $6.8 million. Shortly following the acquisition, we sold the land parcels to ACC, resulting in a net gain on the sale of approximately $1.5 million.

Student Housing—Management

        The student housing-management segment provides the on-site management function for, and generally oversees the management of, all off-campus student housing properties for the Company and for properties we manage that are owned by third parties. Also included in this segment, are activities relating to development and joint venture structuring activities. Third parties may be related parties or parties unaffiliated with the Company. The properties are strategically located near college or university campuses. Total revenues from management activities, excluding reimbursement of expenses, increased by approximately 34.4% for the year ended December 31, 2007, as compared to the same period in 2006, including management fees earned from the properties managed for the Company.

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

        As of December 31, 2007, we managed a total of 17 student housing properties owned by others, which included contracts to manage a total of four student housing properties that we sold to SCI Real Estate Investments during the first half of 2007. The management contracts relating to these four sale properties were terminated after year-end, as well as one other management contract to an unrelated third party, and as of February 29, 2008, we managed a total of 12 student housing properties owned by others, containing a total of 2,239 units and 7,156 beds, including 48 units and 262 beds under construction. As a result, we would expect our third-party management income to decline during 2008 unless we are able to enter new management contracts. In addition, to the extent that we continue to obtain fee revenue and operating expense reimbursements from the properties that we manage for others, these amounts are expected to become less significant as a percentage of our overall revenues as rental income increases from the properties we own and to the extent our managed property portfolio does not correspondingly increase. In the event that the Military Housing Transaction and/or the Merger are not consummated and we continue our operations, we expect to continue to pursue new third-party management agreements during 2008 by utilizing relationships in the student housing market and providing our significant operational economies of scale as a savings mechanism for other third-party owners, including institutional owners and individual student housing owners.

Military Housing

        Our military housing segment develops, constructs, renovates and manages military housing privatization projects in which we acquire equity interests. Revenue from our military housing segment is comprised primarily of fee income for providing development, construction/renovation and management services to our military housing privatization projects. We also are entitled to returns on the equity we invest in the projects, and earned business development fees from one of our business partners in connection with our projects. We seek these fees as payment for our business development efforts incurred by us in connection with pursuing and coordinating the completion of military housing privatization projects that benefit these business partners. We also receive expense reimbursements, consisting primarily of payroll and related expenses, closing costs and transition costs we incur for the project in the periods preceding the initiation of our management of the project. Typically, at the time we initiate management on a project, the project reimburses us for these amounts from the proceeds of the debt securities issued by the military housing privatization project.

        As of December 31, 2007, we owned equity interests in the joint ventures that owned 12 military housing privatization projects in operation, encompassing 37 military bases totaling 25,288 end-state housing units. During the year ended December 31, 2007, we earned fees for providing development, construction/renovation and management services to these 12 military housing privatization projects.

        The following developments in our military housing segment occurred during the three months ended December 31, 2007:

  •
  On October 1, 2007, the military housing division commenced operations for its Navy Southeast Region project. Project financing was completed in November 2007, at which time development, construction and renovation of family housing for the project commenced. The project has initial development period (IDP) costs of approximately $690.0 million, making this project one of the largest public-private venture housing initiatives to date and covering approximately 5,269 end-state housing units.

  •
  On October 31, 2007, the Company announced that it had been selected as the Highest Ranked Offeror (HRO) by the Department of the Air Force for its AMC West project, with estimated IDP costs in excess of $400.0 million and covering an estimated 2,435 end-state housing units.

  •
  On November 1, 2007, the military housing division finalized agreements for its Vandenberg Air Force Base project located in Lompoc, CA. The 50-year term of the project commences with a five-year IDP that includes the design, construction and/or renovation, as well as the overall management, maintenance and operational responsibilities for 867 end-state housing units, with IDP costs of approximately $163.0 million.

        Subsequent to the fourth quarter of 2007, we also announced that we had finalized agreements with the Army to be the private sector developer for the unaccompanied personnel housing (UPH) at Fort Stewart located in Hinesville, Georgia. The project is coterminous with the existing 50-year ground lease relating to the Company's Fort Stewart/Hunter family housing project and commences with a two-year IDP that includes design, construction, management, maintenance and operational responsibilities for an estimated 334 end-state housing units with project costs of approximately $37 million.

        As of the date of this report, we continue our exclusive negotiations with the Department of the Army regarding (i) the family housing privatization projects for the U.S. Military Academy in West Point, New York and Fort Jackson in Columbia, South Carolina, and (ii) the unaccompanied housing associated with the Army's Fort Bliss. The Fort Jackson and AMC West projects are both expected to commence operations during the second quarter of 2008, and the West Point project during the third quarter of 2008. We currently expect the Army's Fort Bliss project to commence operations during the second half of 2008.

        Our management team also had under review, as of March 4, 2008, six potential additional military housing privatization projects, and opportunities to acquire additional projects or project rights from our competitors, and will continue to pursue opportunities to acquire projects or project rights from our competitors, as well as opportunities to participate in pilot housing programs for unaccompanied military personnel.

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

Revenue Recognition

Student Housing—Owned Properties Segment

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

  •
  equity returns are earned on our investments in military housing projects. During the initial development period for a project, the equity returns are a fixed percentage of our investment and subsequent to the initial development period for a project, the equity returns are based on a fixed percentage of our investment and on the project's net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of December 31, 2007, only the Fort Carson project had passed its initial development period.

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

        We expense routine repair and maintenance costs that do not improve the value of an asset or extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings including student housing properties and the commercial office building, and three to five years for residential furniture and appliances. Commencing towards the end of the second quarter and more significantly during the third quarter of each fiscal year, we typically will experience an increase in property operating expenses over other quarters as a result of repair and maintenance expenditures relating to turnover of units at student housing properties. Our student housing lease terms generally commence in August or September to coincide with the beginning of the academic year. Accordingly, we expect to incur a majority of the repair and maintenance costs during the second and third quarters to prepare for new residents.

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

Investments in Military Housing Projects and Student Housing Joint Ventures

        The Company owns equity interests in the joint ventures that own our military housing projects with the U.S. military to design, develop, construct/renovate and manage the military housing located on or near various bases throughout the United States. In addition the Company also owns equity interests in two joint ventures that own student housing properties. The Company evaluates its investments in these joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity ("VIE") as defined under FASB Financial Interpretation No. 46 (as revised) ("FIN 46(R)"). The Company has concluded that each of the joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. The Company records its investments in joint ventures in accordance with the equity method of accounting. The Company's investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what the Company would receive from the joint venture in the event that the project were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture's operating agreement. The Company has exposure to loss to the extent of its investments, if any, and any receivables due from the military projects or joint ventures.

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

Results of Operations

        The results of operations for the years ended December 31, 2007 and 2006 presented below reflect the results of operations of the Company. The eliminations column represents the management fees that are charged to our student housing—owned properties segment from our student-housing management segment. Such amounts have been eliminated in consolidation.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

	Year ended December 31, 2007
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$188,733	$—	$—	$156	$—	$188,889
Expense reimbursements:
Related party	—	1,508	85,122	230	—	86,860
Third party	2,121	6,821	—	—	—	8,942
Management fees:
Management fees—owned properties	—	7,261	—	—	(7,261)	—
Related party	—	678	10,751	—	—	11,429
Third party	—	2,877	—	—	—	2,877
Other fee income-related party	—	2,457	30,333	—	—	32,790
Other income	168	15	52	500	—	735

Total revenue	191,022	21,617	126,258	886	(7,261)	332,522
Operating Expenses:
Property operating expense	74,637	6,600	9,447	—	—	90,684
Intercompany management fees	7,261	—	—	—	(7,261)	—
Reimbursed expenses	2,121	8,329	85,122	230	—	95,802
Real estate taxes	17,676	—	—	97	—	17,773
Administrative expenses	—	—	—	17,410	—	17,410
Securities litigation and Audit/Special Committee expenses	—	—	—	1,844	—	1,844
Depreciation and amortization	43,315	203	611	550	—	44,679
Interest	58,345	—	—	3,471	—	61,816

Total operating expenses	203,355	15,132	95,180	23,602	(7,261)	330,008
Gain on sale to joint venture and development land	24,341	—	—	—	—	24,341

Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes from continuing operations	12,008	6,485	31,078	(22,716)	—	26,855
Equity in earnings of unconsolidated entities	(340)	—	4,864	—	—	4,524

Income (loss) before minority interest and income taxes from continuing operations	11,668	6,485	35,942	(22,716)	—	31,379
Income taxes	—	298	7,318	—	—	7,616

Income (loss) before minority interest from continuing operations	11,668	6,187	28,624	(22,716)	—	23,763
Minority interest (income) loss attributable to continuing operations	—	—	—	(10,252)	—	(10,252)

Net income (loss) from continuing operations	11,668	6,187	28,624	(32,968)	—	13,511
Discontinued Operations:
Income from discontinued operations before minority interest	1,805	320	—	—	—	2,125
Gain on sale of student housing properties	29,339	—	—	—	—	29,339
Minority interest (income) loss attributable to discontinued operations	—	—	—	(13,544)	—	(13,544)

Net income (loss) from discontinued operations	31,144	320	—	(13,544)	—	17,920

Net (loss) income	$42,812	$6,507	$28,624	$(46,512)	$—	$31,431

	Year Ended December 31, 2006
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$169,010	$—	$—	$156	$—	$169,166
Expense reimbursements:
Related party	—	390	63,622	218	—	64,230
Third party	1,655	6,013	—	—	—	7,668
Management fees:
Management fees—owned properties	—	6,592	—	—	(6,592)	—
Related party	—	93	8,388	—	—	8,481
Third party	—	3,167	—	—	—	3,167
Other fee income-related party	—	—	21,635	—	—	21,635
Other income	207	35	72	232	—	546

Total revenue	170,872	16,290	93,717	606	(6,592)	274,893
Operating Expenses:
Property operating expense	65,960	6,516	6,402	—	—	78,878
Intercompany management fees	6,592	—	—	—	(6,592)	—
Reimbursed expenses	1,655	6,403	63,622	218	—	71,898
Real estate taxes	15,953	—	—	97	—	16,050
Administrative expenses	—	—	—	17,682	—	17,682
Audit Committee and Special Committee expenses	—	—	—	7,821	—	7,821
Depreciation and amortization	39,361	—	444	402	—	40,207
Interest	46,670	—	—	5,082	—	51,752

Total operating expenses	176,191	12,919	70,468	31,302	(6,592)	284,288
(Loss) income before equity in earnings of unconsolidated entities, minority interest and income taxes from continuing operations	(5,319)	3,371	23,249	(30,696)	—	(9,395)
Equity in earnings of unconsolidated entities	—	—	3,523	—	—	3,523

(Loss) income before minority interest and income taxes from continuing operations	(5,319)	3,371	26,772	(30,696)	—	(5,872)
Income tax expense (benefit)	—	(337)	5,070	—	—	4,733

(Loss) income before minority interest from continuing operations	(5,319)	3,708	21,702	(30,696)	—	(10,605)
Minority interest (income) loss attributable to continuing operations	—	—	—	4,625	—	4,625

(Loss) income from continuing operations	(5,319)	3,708	21,702	(26,071)	—	(5,980)
Discontinued Operations:
Income from discontinued operations before minority interest	1,064	698	—	—	—	1,762
Minority interest (income) loss attributable to discontinued operations	—	—	—	(768)	—	(768)

Income (loss) from discontinued operations	1,064	698	—	(768)	—	994

Net (loss) income	$(4,255)	$4,406	$21,702	$(26,839)	$—	$(4,986)

Student Housing—Owned Properties

        Revenue.    Of the 64 properties owned as of December 31, 2007 (not including eight properties held through a joint venture), we acquired one and 20 of the student housing properties during 2007 and 2006, respectively. Rent and other property income from these 64 properties totaled $188.7 million in 2007 and $169.0 million in 2006. The increase in rent and other property income experienced during 2007 relates primarily to (i) the presentation of a full year of operations during 2007 with respect to the 20 properties acquired in 2006, and (ii) the acquisition of one additional property during 2007.

        With respect to properties we owned during the year ended December 31, 2007 and 2006, referred to as our same store properties, our revenues from rent and other property income remained constant at $132.0 million as compared with the prior year period.

        Other income decreased slightly to $168,000 in 2007 from $207,000 in 2006. This other income consisted primarily of interest income on invested cash.

        Expenses.    Property operating expenses increased to $74.6 million in 2007 from $66.0 million in 2006, primarily due to expenses attributable to the one property acquired in 2007 and our ownership and operation for a full year during 2007 of 20 properties acquired in 2006. The increase of $8.6 million is attributable to the following: a $3.1 million increase in unreimbursed utilities expenses; a $0.5 million increase in turnover and repairs and maintenance expenses; a $2.0 million increase in payroll expenses at the property level; a $0.2 million increase in bad debt expense relating to uncollected rents and other income; $0.8 million increase in security expenses; a $0.7 million increase in property marketing expenses; a $0.2 million increase in insurance expense; a $0.3 million increase in grounds and landscaping; and $0.8 million increase in property office expenses consisting mainly of legal fees, professional fees, travel, recruiting, and expenses for credit and criminal screenings for potential tenants.

        With respect to our same store properties, we experienced an increase in property operating expenses of approximately $0.5 million in 2007. Of this increase, $1.0 million relates to security expenses; $0.3 million increase in unreimbursed utilities expenses $0.1 million relates to payroll expenses; and $0.2 million relates to other property marketing expenses. These increases are offset by the following: a $0.2 million decrease relating to bad debt expense associated with uncollected rents; a $0.1 million decrease in insurance expenses; a $0.5 million decrease in turnover costs; and a $0.3 million decrease relating to maintenance and repair expenses.

        During 2007 we continued to implement policies and procedures relating to capital spending and maintenance, as well as purchasing activities, that are designed to assist with cost containment of future repairs and maintenance expenditures at our properties. We also continued to place emphasis on our rent collections, which resulted in lower bad debt expense.

        Real estate taxes increased to $17.7 million in 2007 from $16.0 million in 2006, primarily due to the acquisition of one property in 2007 and the full year of real estate taxes with respect to the 20 properties we acquired during 2006, offset by favorable tax appeals. With respect to our same store properties, we experienced a decrease in real estate tax expense of $0.2 million for the 2007 fiscal year as compared to 2006, primarily due to favorable real estate tax assessment appeals. We may see an increase in real estate taxes going forward to the extent that local authorities continue to pursue higher real estate tax assessments on properties that we currently own.

        Depreciation and amortization increased to $43.3 million in 2007 as compared to $39.4 million in 2006, primarily as a result of acquiring one property in 2007 for an aggregate purchase price of $11.2 million, as well as the inclusion of a full year of depreciation expense relating to the 20 properties acquired during 2006. The $43.3 million in 2007 is comprised of $41.0 million of depreciation and $2.3 million of lease intangible amortization. We expect depreciation expense to remain essentially unchanged in 2008 due to an increase generated from a full year of results for the one property acquired during 2007, offset by a decrease resulting from the sale of student housing properties to third parties or into a joint venture that occurred during 2007.

        Interest expense increased to $58.3 million in 2007 from $46.7 million in 2006 primarily as a result of a full year of interest expense incurred during 2007 with respect to the 20 properties acquired in 2006, where we incurred additional debt, including placement of new mortgage debt and the assumption of existing mortgage debt in connection with these acquisitions, as well as the placement of indebtedness on 4 properties previously unencumbered, during the first quarter of 2007 totaling $89 million and the placement of mortgage debt on our one acquisition in August of 2007, Blanton Commons II with one loan encumbering both it and the previously unencumbered Blanton Commons I, totaling $29 million. For more information regarding the amount of fixed-rate and variable-rate indebtedness we held as of December 31, 2007, see the section titled "Quantitative and Qualitative Disclosures About Market Risk" under Item 7A of this report.

Student Housing Management

        Revenue    Expense reimbursements from related parties increased to $1.5 million in 2007 from $0.4 million in 2006 primarily due to the commencement of the management of six properties we transferred into a joint venture with Fidelity Real Estate Group and in which we have a 10% interest, as well as the two properties in our joint venture with AEW Capital Management, LP, in which we have a 10% interest.

        Expense reimbursements from third parties increased to $6.8 million in 2007 from $6.0 million in 2006, primarily due to an increase in payroll expenses related to an increase in overall head count for managed student housing properties in 2007 over 2006. We expect expense reimbursements from third parties to decrease in 2008, as a result of the termination of the management contracts we maintained with SCI Real Estate Investments relating to the five properties that were acquired from us during 2007. In addition, we expect expense reimbursements from third parties to (i) decrease in 2008 unless we are able to obtain new management contracts to replace the lost income from terminated management contracts; and (ii) contribute less significantly as a percentage of overall revenue going forward, as a result of increased focus on operations of our own properties and the continued growth in rental revenue that we expect to generate from the full year operations of the property we acquired during 2007, as well as additional properties we may acquire in the future.

        Management fee income from related parties increased to $0.7 million in 2007 from $93,000 in 2006. This increase is due to the commencement of management fees we received during the year ended December 31, 2007 from the six properties we transferred into a joint venture with Fidelity Real Estate Group during the second quarter of 2007, as well as the recognition of previously deferred management fees for the two properties in our joint venture with AEW Capital Management, LP.

        Management fee income from third parties decreased from $3.2 million in 2006 to $2.9 million in 2007. This decrease is due to a one-time fee of $250,000 earned in the first quarter of 2006, which related to an incentive management fee payment received in connection with the sale of one of our managed properties during 2006.

        Other fee income from related parties was $2.5 million in 2007 as compared to no fee income from related parties for the prior year. The fee income in 2007 related to the recognition of $1.7 million of previously deferred development fees associated with the development activities for the two properties held in a joint venture with AEW Capital Management, LP, in which we hold a 10% interest, as well as fees of $720,000 earned in connection with the transfer of student housing properties into our joint venture with Fidelity Real Estate Group.

        Expenses.    Property operating expenses remained relatively constant during the year ended December 31, 2007, as compared to the year ended December 31, 2006. These expenses are comprised of payroll and other overhead costs expenses directly associated with the operations of the Company's owned and managed portfolios. Expenses relating to those employees who are responsible for the on-site oversight and operations of our student housing properties are charged directly to the Student Housing—Owned Properties segment. Expenses relating to employees responsible for our portfolio oversight, which includes regional vice presidents, regional property managers, regional leasing specialists and their associated expenses, such as travel, are considered part of our Student Housing Management segment.

        Reimbursed expenses, which include related party and third party managed properties, increased to $8.3 million in 2007 from $6.4 million in 2006. Reimbursed expenses are comprised mostly of payroll expenses for on-site employees. This increase is due to an increase in overall headcount as a result of additional properties we manage on behalf of third parties and properties we managed where we own an ownership interest in the joint venture, in 2007 over 2006.

        Income taxes amounted to a tax expense of $298,000 in 2007 as compared to a tax benefit of $337,000 in 2006. Income taxes consist primarily of taxes associated with the operations of our student housing taxable REIT subsidiary, which manages properties for third parties. The tax benefit for 2006 was due to a taxable loss recognized during 2006.

Military Housing

        Revenue.    Expense reimbursements totaled $85.1 million in 2007 as compared to $63.6 million in 2006. This increase was due primarily to payroll and renovation expenses related to the 12 military housing projects in operation as of December 31, 2007, as compared with the nine military housing projects in operation as of December 31, 2006, and closing costs and transition expenses for our AETC Group I project, which commenced operations in February 2007, our Navy Southeast project, which commenced operations in November 2007, and our Vandenberg project, which commenced operations in November 2007. We also experienced an increase in expense reimbursements in 2007 as a result of greater renovation activities at our AETC Group I, Carlisle/Picatinny, Fort Gordon, Navy Southeast and Fort Carson projects. These increases were offset by decreases at our Fort Stewart/Hunter, Fort

Bliss/White Sands, Navy Northeast and Fort Eustis/Fort Story projects caused by declines in construction and renovation activities.

Project	2007	2006
	(in millions)
Expense Reimbursements
Fort Stewart and Hunter Army Airfield Project	$4.7	$5.4
Fort Carson Project	4.1	2.7
Fort Hamilton Project	1.4	1.1
Walter Reed Army Medical Center and Fort Detrick Project	0.7	0.8
Fort Eustis/Fort Story Project	4.0	4.6
Navy Northeast Region Project	22.8	33.3
Fort Bliss/White Sands Missile Range Project	10.6	11.5
AETC Group I(2)	15.2	—
Navy Southeast Region Project(2)	9.3	—
Vandenberg(2)	1.2	—
Fort Gordon Project(1)	3.6	2.4
Carlisle/Picatinny Project(1).	7.5	1.8

Total expense reimbursements	$85.1	$63.6

(1)
The Fort Gordon project commenced operations in the second quarter of 2006, and the Carlisle/Picatinny project commenced management operations in the second quarter of 2006 and renovation activities in the third quarter of 2006.

(2)
The AETC Group I project commenced operations in the first quarter of 2007 and the Navy Southeast and Vandenberg projects commenced operations in the fourth quarter of 2007.

        Management fees from related parties totaled $10.8 million in 2007 as compared to $8.4 million in 2006. The table below sets forth certain information regarding the revenue from management fees from related parties for each of our military housing projects for 2007 and 2006. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which number will fluctuate based on the number of housing units that we construct/renovate or demolish during that period. Management fees from related parties increased during 2007 as compared to 2006 primarily due to the full-year operations of our Fort Gordon and Carlisle/Picatinny projects; increased occupancy and rental activity at our Fort Stewart/Hunter, Fort Detrick/Walter Reed, Fort Bliss/White Sands, and Fort Eustis/Fort Story projects; and the commencement of our AETC Group I, Navy Southeast and Vandenberg projects. We expect management fees to increase during 2008, primarily due to a full year of operations at our AETC Group I, Navy Southeast and Vandenberg projects during 2008, as well as the expected commencement of operations at Fort Jackson and the AMC West project during the second quarter of 2008, and the West Point project during the third quarter of 2008.

Project	2007	2006
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$1.6	$1.4
Fort Carson Project	1.2	1.2
Fort Hamilton Project	0.3	0.2
Walter Reed Army Medical Center and Fort Detrick Project	0.4	0.3
Fort Eustis/Fort Story Project	0.6	0.5
Navy Northeast Region Project	3.2	3.2
Fort Bliss/White Sands Missile Range Project	1.3	1.3
AETC Group I(2)	0.9	—
Navy Southeast Region Project(2)	0.7	—
Vandenberg(2)	0.1	—
Fort Gordon(1)	0.3	0.2
Carlisle/Picatinny Project(1)	0.2	0.1

Total	$10.8	$8.4

(1)
The Fort Gordon project commenced operations in the second quarter of 2006, and we commenced management operations for the Carlisle/Picatinny project in the second quarter of 2006.

(2)
The AETC I project commenced operations in the first quarter of 2007 and the Navy Southeast and Vandenberg projects commenced operations the fourth quarter of 2007.

        Other fee income from related parties, which includes development and renovation/construction fees and business development fees, totaled $30.3 million in 2007 as compared to $21.6 million in 2006. The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for 2007 and 2006. The amount of other fee income from related parties that we receive during a fiscal period is affected by the level of housing unit development and construction that we perform under our military housing projects during that period. Other fee income from related parties increased during 2007, as compared to 2006, primarily due to (i) increased construction /renovation activity relating to our Fort Bliss/White Sands, Fort Gordon, Carlisle/Picatinny, Fort Carson and Fort Eustis/Fort Story projects, and (ii) commencement of operations at our AETC Group I, Navy Southeast and Vandenberg projects. These increases were offset by previously expected declines in activities at our Navy Northeast, Fort Stewart/Hunter, Fort Hamilton and Fort Detrick/Walter Reed projects. We expect our business development fees to significantly decrease going forward due to the renegotiation of a contract with one of our construction partners. We entered into a new agreement with this construction partner that provides for payment of an annual base fee of $800,000 and monthly additional fees. The agreement automatically renews on January 1 of each year. Unless either party provides written notice of their intent not to renew by

September 30th of the preceding year. The base fee amount shall also automatically renew at the same rate unless agreed to differently by both parties.

Project	2007	2006
	(in millions)
Development and Renovation/Construction Fees
Fort Stewart and Hunter Army Airfield Project	$0.4	$1.6
Fort Carson Project	1.7	0.8
Fort Hamilton Project	(0.2)	0.6
Walter Reed Army Medical Center and Fort Detrick Project	0.4	0.5
Fort Eustis/Fort Story Project	2.7	1.8
Navy Northeast Region Project	4.8	6.9
Fort Bliss/White Sands Missile Range Project	5.3	3.6
AETC Group I(2)	4.7	—
Navy Southeast Region Project(2)	1.7	—
Vandenberg(2)	0.3	—
Fort Gordon Project(1)	2.5	1.0
Carlisle/Picatinny Project(1)	1.5	0.4

Total development and construction/renovation fees	25.8	17.2

Business Development Fees	4.5	4.4

Total Other Fee Income—Related Parties	$30.3	$21.6

(1)
The Fort Gordon project commenced operations in the second quarter of 2006, and the Carlisle/Picatinny project commenced construction/renovation activities in the third quarter of 2006.

(2)
The AETC Group I project commenced operations in the first quarter of 2007 and the Navy Southeast and Vandenberg projects commenced operations the fourth quarter of 2007.

        Equity in earnings of unconsolidated entities, which includes preferred returns from military housing project joint ventures, totaled $4.9 million and $3.5 million in 2007 and 2006, respectively.

        The table below sets forth certain information regarding the equity in earnings of unconsolidated entities.

Equity Earnings	2007	2006
	(in millions)
Navy Northeast Region Project	$0.9	$0.9
Fort Carson	3.2	2.6
AETC I	0.7	—
Vandenberg	0.1	—

Total Equity Earnings	$4.9	$3.5

        Expenses.    Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel located in our corporate headquarters. These costs increased to $9.4 million in 2007 from $6.4 million in 2006. The increase was due to (i) increases in management and administrative expenses related to our overall expansion of our business, and (ii) increases in our renovation company operations.

        Reimbursed expenses increased to $85.1 million in 2007 from $63.6 million in 2006 primarily due to payroll and renovation expenses related to the 12 military housing projects in operation as of

December 31, 2007, as compared with the nine projects in operation for the prior year, offset by anticipated declines in construction/renovation activity at certain projects.

        Income Taxes.    The effective tax rate for income taxes remained relatively consistent at 35.4% in 2007 versus 35.5% in 2006.

Corporate

        Rental revenue and expense reimbursements, which were recognized with respect to the portion of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained relatively constant during the years ended December 31, 2007 and 2006.

        Other income, consisting primarily of interest income, remained substantially the same during the years ended December 31, 2007 and 2006.

        Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources, information technology and acquisition department, decreased to $17.4 million in 2007 from $17.7 million in 2006, primarily due to reductions in other professional fees and other costs that were incurred during 2006 in connection with the transition of financial management.

        Securities litigation and Audit/Special Committee expenses for the year ended December 31, 2007 consisted of settlement charges, net of insurance recoveries, and related legal costs associated with class action and related securities litigation. The Company has entered into settlement agreements with the plaintiffs relating to the class action and related securities litigation. Securities litigation and Audit/Special Committee expense for the year ended December 31, 2006 consisted of legal fees; forensic accounting fees and incremental accounting fees relating our Audit Committee special investigation commenced in early 2006; waiver fees associated with our former line of credit incurred as a result of delays in our SEC filings; and legal/financial advisory and Special Committee fees associated with the activities of our Special Committee appointed to assess strategic alternatives. During the year ended December 31, 2006, these fees totaled $7.8 million. The special investigation was completed during the third quarter of 2006, and the Special Committee was dissolved in December 2006.

        Depreciation, relating primarily to our corporate assets, increased to $550,000 in 2007 from $402,000 in 2006, primarily due to the purchase of computer related equipment.

        Interest expense decreased to $3.5 million in 2007 from $5.1 million in 2006, primarily due to decreased outstanding borrowings under our credit line/note facility and lower interest rates during 2007, and a non-recurring $1.1 million write-off in 2006 of deferred costs associated with our former line of credit with Bank of America (which was terminated and replaced with a line of credit with Wachovia Bank in October 2006).

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

	Year Ended December 31, 2006
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$169,010	$—	$—	$156	$—	$169,166
Expense reimbursements:
Related party	—	390	63,622	218	—	64,230
Third party	1,655	6,013	—	—	—	7,668
Management fees:
Management fees—owned properties	—	6,592	—	—	(6,592)	—
Related party	—	93	8,388	—	—	8,481
Third party	—	3,167	—	—	—	3,167
Other fee income-related party	—	—	21,635	—	—	21,635
Other income	207	35	72	232	—	546

Total revenue	170,872	16,290	93,717	606	(6,592)	274,893
Operating Expenses:
Property operating expense	65,960	6,516	6,402	—	—	78,878
Intercompany management fees	6,592	—	—	—	(6,592)	—
Reimbursed expenses	1,655	6,403	63,622	218	—	71,898
Real estate taxes	15,953	—	—	97	—	16,050
Administrative expenses	—	—	—	17,682	—	17,682
Audit Committee and Special Committee expenses	—	—	—	7,821	—	7,821
Depreciation and amortization	39,361	—	444	402	—	40,207
Interest	46,670	—	—	5,082	—	51,752

Total operating expenses	176,191	12,919	70,468	31,302	(6,592)	284,288
(Loss) income before equity in earnings of unconsolidated entities, minority interest and income taxes from continuing operations	(5,319)	3,371	23,249	(30,696)	—	(9,395)
Equity in earnings of unconsolidated entities	—	—	3,523	—	—	3,523

(Loss) income before minority interest and income taxes from continuing operations	(5,319)	3,371	26,772	(30,696)	—	(5,872)
Income tax expense (benefit)	—	(337)	5,070	—	—	4,733

(Loss) income before minority interest from continuing operations	(5,319)	3,708	21,702	(30,696)	—	(10,605)
Minority interest	—	—	—	(4,625)	—	(4,625)

(Loss) income from continuing operations	(5,319)	3,708	21,702	(26,071)	—	(5,980)
Discontinued Operations:
Income from discontinued operations before minority interest	1,064	698	—	—	—	1,762
Minority interest (income) loss attributable to discontinued operations	—	—	—	(768)	—	(768)

Income (loss) from discontinued operations	1,064	698	—	(768)	—	994

Net (loss) income	$(4,255)	$4,406	$21,702	$(26,839)	$—	$(4,986)

	Year Ended December 31, 2005
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$118,496	$—	$—	$245	$—	$118,741
Expense reimbursements:
Related party	—	176	57,436	318	—	57,930
Third party	711	4,650	—	—	—	5,361
Management fees:
Management fees—owned properties	—	4,643	—	—	(4,643)	—
Related party	—	197	6,808	—	—	7,005
Third party	—	3,774	—	—	—	3,774
Other fee income-related party	—	290	18,000	31	—	18,321
Other income	113	19	108	128	—	368

Total revenue	119,320	13,749	82,352	722	(4,643)	211,500
Operating Expenses:
Property operating expense	42,796	4,196	4,431	—	—	51,423
Intercompany management fees	4,643	—	—	—	(4,643)	—
Reimbursed expenses	711	4,826	57,436	318	—	63,291
Real estate taxes	10,921	—	—	—	—	10,921
Administrative expenses	—	—	—	12,254	—	12,254
Audit Committee and Special Committee expenses	—	—	—	—	—	—
Profits interest and employee initial public offering bonus expense	—	—	—	—	—	—
Depreciation and amortization	30,187	—	299	520	—	31,006
Interest	26,838	—	—	1,532	—	28,370

Total operating expenses	116,096	9,022	62,166	14,624	(4,643)	197,265
Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes from continuing operations	3,224	4,727	20,186	(13,902)	—	14,235
Equity in earnings of unconsolidated entities	—	—	3,073	—	—	3,073

Income (loss) before minority interest and income taxes from continuing operations	3,224	4,727	23,259	(13,902)	—	17,308
Income tax expense	—	66	5,514	—	—	5,580

Income (loss) before minority interest from continuing operations	3,224	4,661	17,745	(13,902)	—	11,728
Minority interest	—	—	—	5,700	—	5,700

Income (loss) from continuing operations	3,224	4,661	17,745	(19,602)	—	6,028
Discontinued Operations:
(Loss) income from discontinued operations before minority interest	(438)	498	—	—	—	60
Minority interest attributable to discontinued operations	—	—	—	29	—	29

(Loss) income from discontinued operations	(438)	498	—	(29)	—	31

Net income (loss)	$2,786	$5,159	$17,745	$(19,631)	$—	$6,059

Student Housing—Owned Properties

        Revenue.    Of the 69 properties owned and included in the results from continuing operations as of December 31, 2006 (not including two properties held through a joint venture), we acquired 20 and 22 of the student housing properties during 2006 and 2005, respectively. Rent and other property income from these 69 properties totaled $169.0 million in 2006. Rent and other property income from continuing operations from the 49 properties we owned as of December 31, 2005 was $118.5 million in 2005. The increase in rent and other property income from continuing operations experienced during 2006 relates primarily to (i) the presentation of a full year of operations during 2006 with respect to the 22 properties acquired in 2005, and (ii) the acquisition of an additional 20 properties during 2006. Although we generally seek rent increases that will exceed projected increases in property operating expenses, increases in our property operating expenses exceeded our rent increases from 2005 to 2006, primarily as a result of increases in repairs and maintenance costs, bad debt expense, utility expenses and real estate taxes incurred during 2006. In future periods, our net income will be negatively affected to the extent property operating expenses are higher than those projected by our management for such period prior to lease execution for the applicable academic year.

        We owned 27 properties which are included in our results from continuing operations during the years ended December 31, 2006 and 2005, referred to as our same store properties. Our revenues decreased $2.8 million, or 3.2%, in 2006 as compared to 2005. Our revenues were adversely affected by six of these same store properties (which we refer to as the focus properties) that did not achieve the economic occupancy levels we had targeted upon commencement of the 2006-2007 academic year. We believe that these lower than anticipated leasing results are temporary in nature at all of these six focus properties, and we have committed resources to improving their occupancy levels. Our same store revenues, excluding the six focus properties referred to above, increased $0.2 million, or 0.4%, in 2006 as compared to the prior year.

        Other income from continuing operations increased slightly to $207,000 in 2006 from $113,000 in 2005. This other income consisted primarily of interest income on invested cash.

        Expenses.    Property operating expenses from continuing operations increased to $66.0 million in 2006 from $42.8 million in 2005, primarily due to expenses attributable to the 20 properties acquired in 2006 and our ownership and operation for a full year during 2006 of properties acquired in 2005. The increase of $23.2 million is attributable to the following: a $8.4 million increase in utilities expenses; a $2.7 million increase in turnover and repairs and maintenance expenses; a $5.2 million increase in payroll expenses at the property level; a $0.9 million increase in bad debt expense relating to uncollected rents and other income; and a $6.0 million increase in the property expenses, consisting of marketing, insurance, landscaping and other similar property operating expenses.

        With respect to our same store properties, we experienced an increase in property operating expenses of approximately $3.1 million in 2006. Of this increase, $1.6 million relates to utilities; $0.2 million relates to marketing costs; $0.3 million relates to payroll expenses associated with the hiring of additional staff at the property level; $0.4 million relates to bad debt expense associated with uncollected rents; and $0.6 million relates to an increase in other property operating expenses.

        We have implemented new policies and procedures relating to capital spending and maintenance, as well as purchasing activities, that are designed to assist with cost containment of future repairs and maintenance expenditures at our properties. We also recently placed a renewed emphasis on our rent collection, which we believe should result in lower bad debt expense in future periods.

        Real estate taxes from continuing operations increased to $16.0 million in 2006 from $10.9 million in 2005, primarily due to the acquisition of 20 properties in 2006 and the full year of real estate taxes with respect to the 22 properties we acquired during 2005. Of the $5.1 million increase we experienced in real estate taxes, approximately $0.5 million is specifically related to our same store properties, of which $0.1 million relates to the six focus properties.

        Depreciation and amortization from continuing operations increased to $39.4 million as compared to $30.2 million in 2005, primarily as a result of acquiring 20 properties in 2006 for an aggregate purchase price of $409.7 million, as well as the inclusion of a full year of depreciation expense relating to the 22 properties acquired during 2005. The $39.4 million in 2006 is comprised of $34.6 million of depreciation and $4.8 million of lease intangible amortization.

        Interest expense from continuing operations increased to $46.7 million in 2006 from $26.8 million in 2005, as a result of incurring additional debt, including placement of new mortgage debt and the assumption of existing mortgage debt, as well as borrowings under our line of credit, in connection with the acquisition of 20 properties in 2006. During 2006, we placed $266.8 million of new mortgage debt, assumed $46.5 million of existing mortgage debt, net of premiums, and increased borrowings under our credit lines by approximately $163.4 million. For more information regarding the amount of fixed-rate and variable-rate indebtedness we held as of December 31, 2006, see the section titled "Quantitative and Qualitative Disclosures About Market Risk" below.

Student Housing Management

        Revenue.    Expense reimbursements from related parties from continuing operations increased to $390,000 in 2006 from $176,000 in 2005. As of December 31, 2006, the Company no longer manages student housing properties for related parties as the one property that we managed for a related party was sold during December 2006.

        Expense reimbursements from third parties from continuing operations increased to $6.0 million in 2006 from $4.7 million in 2005, primarily due to an increase in payroll expenses related to an increase in overall head count for managed student housing properties in 2006 over 2005.

        Management fee income from related parties decreased to $93,000 in 2006 from $197,000 in 2005. As of December 31, 2006, the Company no longer manages student housing properties for related parties.

        Management fee income from third parties decreased from $3.8 million in 2005 to $3.2 million in 2006. We recorded a one-time management fee of $0.8 million that was paid and recognized in 2005 for deferred management fees paid in connection with the sale of the managed property by the third party owner. Excluding the $0.8 million of management fees earned in 2005, management fees would have increased by $0.2 million. Although we will continue to pursue new third-party management agreements, we expect management fees to contribute less significantly as a percentage of overall revenue going forward.

        Other fee income from related parties was $290,000 in 2005. We did not earn other fee income from related parties in 2006.

        Expenses.    Property operating expenses increased from $4.2 million in 2005 to $6.5 million in 2006, due to the acquisition of 20 properties in 2006. These expenses are comprised of payroll and general and administrative expenses directly associated with the operations of the Company's owned and managed portfolios. While those employees who are directly responsible for the oversight of specific properties are charged directly to the Student Housing Owned segment, this segment staffs a full operations department. This department includes those employees responsible for portfolio oversight, which includes regional vice presidents, regional property managers, regional leasing specialists and the associated expenses such as travel directly related to those employees who perform this function. Such expenses are considered part of our student housing management operation.

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

(2)
The Fort Gordon project commenced operations in the second quarter of 2006, and the Carlisle/Picatinny project commenced management operations in the second quarter of 2006 and renovation activities in the third quarter of 2006.

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

        Other fee income from related parties, which includes development and construction/renovation fees and business development fees, totaled $21.6 million in 2006 as compared to $18.0 million in 2005. The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for 2006 and 2005. The amount of other fee income from related parties that we receive during a fiscal period is affected by the level of housing unit development and construction that we perform under our military housing projects during that period. Other fee income from related parties increased during 2006, as compared to 2005, primarily due to (i) increased construction /renovation activity relating to our Navy Northeast Region and Fort Eustis/Fort Story projects, (ii) commencement of operations relating to our Fort Bliss/White Sands Missile Range project during the third quarter of 2005, (iii) commencement of operations at our Fort Gordon and Carlisle/Picatinny project during the second quarter of 2006 and (iv) the commencement of an expansion at our Fort Carson project during the fourth quarter of 2006. These increases were offset by previously expected declines in activities at our Fort Stewart/Hunter project and our Walter Reed Army Medical Center and Fort Detrick project.

Project	2006	2005
	(in millions)
Development and Construction/Renovation Fees
Fort Stewart and Hunter Army Airfield Project	$1.6	$3.9
Fort Carson Project	0.8	0.3
Fort Hamilton Project	0.6	0.9
Walter Reed Army Medical Center and Fort Detrick Project	0.5	1.2
Fort Eustis/Fort Story Project	1.8	1.1
Navy Northeast Region Project	6.9	4.5
Fort Bliss/White Sands Missile Range Project(1)	3.6	2.1
Fort Gordon Project(2)	1.0	—
Carlisle/Picatinny Project(2)	0.4	—-

Total development and construction/renovation fees	$17.2	$14.0

Business Development Fees	4.4	4.0

Total Other Fee Income—Related Parties	$21.6	$18.0

(1)
Commenced operations in the third quarter of 2005.
(2)
The Fort Gordon project commenced operations in the second quarter of 2006, and the Carlisle/Picatinny project commenced construction/renovation activities in the third quarter of 2006.

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

        Interest expense increased to $5.1 million in 2006 from $1.5 million in 2005, primarily due to a $1.1 million write-off in 2006 of deferred costs associated with our former line of credit with Bank of America, which was terminated and replaced with a new line of credit with Wachovia Bank in October 2006, amortization of $1.7 million of deferred costs associated with our new line of credit, as well as increased outstanding borrowings under our lines of credit coupled with an increase in interest rates.

Liquidity and Capital Resources

        Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses, (v) equity contributions to our investments in military housing projects, and (vi) distributions to shareholders and unitholders of our operating partnership. During the first half of 2007, our short-term liquidity needs were funded primarily through existing working capital and cash provided by operations, together with amounts available to us under a $250 million revolving line of credit with Wachovia Bank. During the second quarter of 2007, we obtained a new three-year $100.0 million revolving note facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and issued an initial note for $90.7 million. These funds were used to repay indebtedness under and terminate the Wachovia line of credit. During 2007, we also completed a strategic plan to raise capital proceeds through the sale, refinancing and placement into a joint venture of certain owned student housing properties. We completed the refinancing, joint venture and sale transactions outlined under this original management plan during the third quarter of 2007. In the event that the Military Housing Transaction and/or the Merger are not completed and we continue our operations, management may continue to assess similar opportunities to raise capital through refinancing, joint venture and sale transactions for certain of our currently wholly-owned student housing properties.

        We currently expect that any of our short-term and long-term liquidity needs may be met through our working capital on hand and/or through additional borrowings under our note facility with Merrill Lynch. Under this note facility, our operating partnership may borrow, on a revolving basis through April 30, 2010, up to an aggregate principal amount of $100 million, and subject to certain conditions, up to an additional $25 million for an aggregate of $125 million. As of December 31, 2007, the Company had $53.6 million in principal amount of notes outstanding under the note facility bearing interest at 6.38%, and an additional $46.4 million was available for future draw. Additional notes may be issued at any time upon notice by our operating partnership, and we will have the ability to repay amounts under outstanding notes and to re-borrow amounts through the issuance of new notes, provided that the maximum amount of notes outstanding at any time during the term of the note facility does not exceed an aggregate principal amount of $100 million, or $125 million to the extent the note facility may be increased. The notes will be issued to Merrill Lynch as the initial purchaser, and may thereafter be transferred to "qualified institutional buyers" in accordance with Rule 144A of the Securities Act of 1933, as amended. The notes will be administered under the terms of a Trust Indenture with U.S. Bank Trust National Association, serving as trustee of the notes. Any additional notes will be issuable at an annual interest of LIBOR plus 1.75%, will require monthly payments of interest only, and will be secured solely by the fees and equity preferred returns we receive in connection with our military housing projects that were in operation as of the commencement of the facility, as well as those to be received under our Navy Southeast and West Point projects. The Trust Indenture pursuant to which the notes referenced above are and may be issued going forward contain a number of affirmative and negative covenants and also contains financial covenants which, among other things, require that we maintain (i) a fixed charge coverage ratio, as defined in the Trust Indenture, of at least 1.15 to 1.00, calculated on a quarterly basis, (ii) a consolidated tangible net worth, as defined by in the Trust Indenture, of at least $375 million, (iii) quarterly minimum Adjusted Management EBITDA, as defined in the Trust Indenture, of $3.5 million, and (iv) our federal tax status as a REIT.

        Simultaneously with the completion of the Military Housing Transaction, we will repay all outstanding indebtedness under our note facility using proceeds from the sale to Balfour Beatty, and will terminate the note facility. As a result, we will not have access to future borrowings under the note facility from that point through the anticipated closing date of the Merger with ACC, and would expect during that time to rely upon working capital and cash flows from operations for any cash needs. See also the section of this report titled "Risk Factors—Risks Related to the Proposed Company Sale Transaction" under Part I, Item 1A. Risk Factors. In the event that the Military Housing Transaction is completed and the Merger is not, management may seek to obtain a replacement credit line/facility to be secured by the Company's student housing operations and properties in order to fund operations going forward. While management expects to retain an amount of the consideration received from the Military Housing Transaction necessary to provide sufficient working capital through the anticipated closing of the Merger or until a new credit facility can be established if the Merger is not completed, there can be no assurance that we will be able to obtain a replacement credit line/facility on terms that are favorable to us or at all.

        We elected to be treated as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis. Therefore, except as discussed below, as a general matter, a substantial portion of cash generated by our operations will be used to fund distributions to shareholders and holders of limited partnership interests in our operating partnership, and will not be available to satisfy our liquidity needs. Future dividends will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our Board of Trustees deems relevant. For each of the fiscal quarters of 2007, we declared a regular quarterly dividend distribution of $0.165 per common share, and at the same time, our operating partnership paid a distribution of $0.165 per unit to holders of limited partnership interests in our operating partnership.

        Under the terms of the Merger Agreement, we are prohibited from making quarterly distributions to our shareholders following our regular quarterly distribution for the first quarter of 2008. To the extent we do not complete the Merger, we cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. To the extent that our cash flow from operations is insufficient to fund our anticipated dividend distributions, we may seek to borrow funds through other third-party debt financing or we may lower our dividend distribution. Our available cash for distributions will be affected by a number of factors, including: the revenue we receive from our student housing properties; revenues from management fees in connection with management services that we will provide for student housing properties owned by others; revenues from our military housing projects; our operating expenses; interest expense; costs related to our pending litigation; and any unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our ability to pay dividend distributions to our shareholders and our results of operations, please see the section of this report titled "Risk Factors" under Part I, Item 1A.

        With regard to our military housing privatization projects with the Army, we are typically required to fund our portion of the equity commitment to the project's joint venture after all other sources of funding for the project have been expended. With respect to our Navy and Air Force projects, however, we were required to fund the equity commitment at commencement of the project. As of December 31, 2007, we had made a $9.5 million equity contribution in November 2004 relating to our Navy Northeast project; an $8.0 million equity contribution in February 2007 relating to our AETC Group I project; as of March 2007, a total of $5.9 million to our Walter Reed Army Medical Center/Fort Detrick project; a $6.75 million equity contribution in October 2007 relating to our Navy Southeast project; a $7.0 million equity contribution on November 1, 2007 relating to our Vandenberg project; and had contractually committed to contribute the following additional amounts: an aggregate of $2.2 million to our Fort Hamilton project, half of which is being funded in the first quarter of 2008 and the remaining half is anticipated to be funded in the second quarter of 2008; $3.6 million in 2010 for our Fort Eustis/Fort Story project; $3.0 million in 2010 or 2011 for our Carlisle/Picatinny project; $8.9 million in 2010 for our Fort Stewart and Hunter Army Airfield project; an aggregate of $5.0 million to our Fort Gordon project in several phases that commence in 2010; and $7.0 million in 2011 for our Fort Bliss/White Sands project. These equity contributions to the extent funded during the IDP help to fund the development, construction and renovation of housing units at these bases during their respective initial development periods. During the first quarter of 2008, we also commenced operations relating to our UPH project for Fort Stewart, which includes a commitment to contribute $1.5 million in 2009. In addition, during the remainder of 2008, we expect to complete negotiations for several of our pending military housing project awards which are expected to result in additional equity commitments, as follows: $1.5 million for UPH pilot program at Fort Bliss; $3.3 million for our West Point project; $3.0 million for our Fort Jackson project; and approximately $12.5 million for our AMC West project (expected to be funded upon closing).

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

        If cash flows from any of our military housing privatization projects are insufficient to meet the coverage ratios or benchmarks entitling us to receive fee payments, any unpaid fees will accumulate and be subsequently paid from operations or upon dissolution of the projects to the extent that funds are available and the applicable thresholds are met. If these thresholds are not met, we will not have access to or receive certain of the fees we have earned. The unavailability of these funds would materially impact our ability to meet our short-term and long-term liquidity needs. We are required to make equity contributions at the beginning of the IDP for typical Navy and Air Force transactions and at the end of the IDP for typical Army transactions. Based on our current expectations regarding the terms of the debt funding for our military housing projects, we expect that the projects will generate sufficient cash flows to fund the reinvestment account and pay anticipated equity returns.

        With regard to our currently owned student housing properties, we do not have any material short-term capital commitments, other than with respect to our short-term capital needs relating to the general expenses and costs associated with operating and managing these properties, including anticipated third quarter turnover costs. Since the beginning of 2007, our management has placed less emphasis on the acquisition of additional student housing properties, and has continued to focus on the operational performance of our existing student housing properties and development projects. In the event that the Merger with ACC is not completed and we continue our student housing operations, however, we will require funds in connection with any future acquisitions of student housing properties. See the section above titled "Overview—Student Housing—Owned Properties" for a more detailed discussion of management's expectations regarding funding sources for any future property acquisitions.

        Long-term liquidity requirements with respect to our student housing and military housing segments consist primarily of amounts necessary to fund scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically at our properties, and the costs associated with acquisitions of student housing properties and awards or acquisitions of military housing privatization projects that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including existing working capital, cash provided by operations, and long-term mortgage indebtedness. During 2007, our long-term liquidity requirements were satisfied primarily through cash generated by operations and not used to fund distributions and the additional external financing sources discussed above. We also would expect to fund our long-term liquidity requirements primarily through cash generated by operations and not used to fund distributions and the additional external financing sources discussed above.

Contractual Obligations

        The following table summarizes our contractual obligations for 2008, the four succeeding years and thereafter, in the aggregate.

Contractual Obligations(1)	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Notes payable(2)	$36,088	$34,098	$62,576	$60,639	$84,636	$678,324	$956,361
Line of credit	—	—	53,605	—	—	—	53,605
Interest(3)	57,377	55,882	50,014	46,520	42,125	109,034	360,952
Capital Leases(4)	213	230	238	188	130	—	999
Operating leases(5)	393	395	405	405	405	15,505	17,508
Equity contributions(6)	2,200	1,500	20,500	7,000	—	—	31,200
Employment agreements(7)	1,647	478	—	—	—	—	2,125

	$97,918	$92,583	$187,338	$114,752	$127,296	$802,863	$1,422,750

(1)
Excludes individual contractual obligations with a value of less than $25,000, contractual obligations relating to our operations that may be terminated with notice of one month or less and contractual obligations for which we expect to be reimbursed.

(2)
Represents scheduled payments of principal. Principal payments due in 2008 have two one-year extensions at our option.

(3)
Represents estimated future interest payments on debt outstanding at December 31, 2007, including borrowings under our note facility. These estimated amounts assume that all debt remains outstanding until the debt maturity date as provided in the applicable loan agreement, and also assumes the same interest rates that were in effect as of December 31, 2007.

(4)
Represents scheduled payments on our capital leases on certain computer equipment.

(5)
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

(6)
Represents contractual commitments to fund equity contributions to existing military housing privatization projects. In addition, equity contributions to be made in connection with the following pending military housing projects: $3.0 million for the Fort Jackson project expected to be paid towards the end of the IDP; approximately $12.5 million for the AMC West project expected to be paid during the second quarter of 2008; $3.3 million for the West Point project expected to be paid in the third quarter of 2008; and $1.5 million for the UPH project at Fort Bliss expected to be paid in 2010.

(7)
We are subject to employment agreements with each our executive officers, including Gary M. Holloway, Sr., Bruce F. Robinson, John DeRiggi, J. Patrick O'Grady and Joseph M. Macchione. Each of these agreements has an initial term of three years. The initial three-year term of the agreements for Messrs. Holloway and Robinson ended on November 2, 2007, and has been extended through at least November 2, 2008. The table does not include payments anticipated to be paid under the terms of the agreements upon the change of control event triggered by the Company's pending Merger.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Given current market conditions, our strategy favors fixed-rate, secured debt over variable-rate debt to minimize our exposure to increases in interest rates. As of December 31, 2007, 96.7% of the outstanding principal amount of our notes payable secured by properties we owned had fixed interest rates with a weighted-average rate of 5.32%. The remaining 3.3% of outstanding principal amount of our notes payable and our Merrill Lynch Note Facility at December 31, 2007, had variable interest rates primarily equal to LIBOR plus 1.90%.

        As of December 31, 2007, we had $53.6 million in funds drawn from our Merrill Lynch Note Facility, bearing a variable weighted average interest rate of 6.38%.

        As of December 31, 2007, based on our variable rate debt balances described above, if interest rates were to increase by 1.0%, our interest expense would have increased by approximately $0.9 million on an annual basis.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
GMH Communities Trust

        We have audited the accompanying consolidated balance sheets of GMH Communities Trust as of December 31, 2007 and 2006, and the related consolidated statements of operations, beneficiaries' equity and cash flows for the years ended December 31, 2007 and 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 15(c). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GMH Communities Trust as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GMH Communities Trust' s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

        As discussed in Note 18 to the financial statements, on February 11, 2008, the Company entered into two definitive agreements in connection with the sale of its military and student housing divisions. The first agreement will result in the sale of the Company's military housing division. The second agreement is a merger agreement, pursuant to which, following the closing of the military housing transaction, the Company will be acquired by a subsidiary of American Campus Communities, Inc.

/s/ REZNICK GROUP, P.C.
Baltimore, Maryland
March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of GMH Communities Trust

        We have audited the accompanying consolidated statements of operations, beneficiaries' equity, and cash flows of GMH Communities Trust for the year ended December 31, 2005. Our audit also included the financial statement schedules as of and for the year ended December 31, 2005, listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows of GMH Communities Trust for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein as of December 31, 2005 and for the year then ended.

/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
July 27, 2006, except Notes 13, 15 and 16 (for 2005)
as to which the date is June 4, 2007

GMH COMMUNITIES TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and number of shares)

	December 31,
	2007	2006
ASSETS
Real estate investments:
Student housing properties	$1,419,894	$1,659,422
Accumulated depreciation	95,830	66,855

	1,324,064	1,592,567
Corporate assets:
Corporate assets	10,142	9,427
Accumulated depreciation	1,582	1,002

	8,560	8,425
Cash and cash equivalents	15,727	22,539
Restricted cash	20,816	16,955
Accounts and other receivables, net:
Related party	23,288	17,131
Third party	4,824	2,762
Investment in joint ventures:
Military housing projects	70,264	37,987
Student housing properties	1,284	—
Deferred contract costs	1,883	2,480
Deferred financing costs, net	4,338	5,103
Lease intangibles, net	40	2,468
Deposits	629	907
Other assets	13,129	4,666

Total assets	$1,488,846	$1,713,990

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable	$961,531	$1,028,290
Line of credit	53,605	199,435
Accounts payable	10,263	3,213
Accrued expenses	30,448	27,257
Dividends and distributions payable	11,759	12,077
Other liabilities	17,738	28,446

Total liabilities	1,085,344	1,298,718
Minority interest	136,422	157,972
Commitments and Contingencies (Note 12)	—	—
Beneficiaries' equity:
Common shares of beneficial interest, $0.001 par value; 500,000,000 shares authorized, 41,621,594 and 41,567,146 issued and outstanding at December 31, 2007 and 2006, respectively	42	42
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	331,155	325,347
Cumulative earnings	32,755	1,324
Cumulative dividends	(96,872)	(69,413)

Total beneficiaries' equity	267,080	257,300

Total liabilities and beneficiaries' equity	$1,488,846	$1,713,990

GMH COMMUNITIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(in thousands, except per share information)

	2007	2006	2005
Revenue:
Rent and other property income	$188,889	$169,166	$118,741
Expense reimbursements:
Related party	86,860	64,230	57,930
Third party	8,942	7,668	5,361
Management fees:
Related party	11,429	8,481	7,005
Third party	2,877	3,167	3,774
Other fee income—related party	32,790	21,635	18,321
Other income	735	546	368

Total revenue	332,522	274,893	211,500
Operating Expenses:
Property operating expenses	90,684	78,878	51,423
Reimbursed expenses	95,802	71,898	63,291
Real estate taxes	17,773	16,050	10,921
Administrative expenses	17,410	17,682	12,254
Securities litigation and Audit/Special Committee expenses	1,844	7,821	—
Depreciation and amortization	44,679	40,207	31,006
Interest	61,816	51,752	28,370

Total operating expenses	330,008	284,288	197,265
Gain on sales to joint venture and land sale	24,341	—	—

Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes from continuing operations	26,855	(9,395)	14,235
Equity in earnings of unconsolidated entities	4,524	3,523	3,073

Income (loss) before minority interest and income taxes from continuing operations	31,379	(5,872)	17,308
Income taxes	7,616	4,733	5,580

Income (loss) before minority interest from continuing operations	23,763	(10,605)	11,728
Minority interest (income) loss attributable to continuing operations	(10,252)	4,625	(5,700)

Income (loss) from continuing operations	13,511	(5,980)	6,028
Discontinued Operations:
Income from discontinued operations before minority interest	2,125	1,762	60
Gain on sale of student housing properties	29,339	—	—
Minority interest income attributable to discontinued operations	(13,544)	(768)	(29)

Income from discontinued operations	17,920	994	31

Net income (loss)	$31,431	$(4,986)	$6,059

Earnings (loss) per common share—basic
Continuing operations	$0.33	$(0.14)	$0.19
Discontinued operations	0.43	0.02	0.00

	$0.76	$(0.12)	$0.19

Earnings (loss) per common share—diluted
Continuing operations	$0.33	$(0.14)	$0.18
Discontinued operations	0.43	0.02	0.00

	$0.76	$(0.12)	$0.18

GMH COMMUNITIES TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY

(in thousands, except number of shares and per share information)

	The Company
	Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Cumulative Earnings	Cumulative Dividends
Balance at January 1, 2005	30,350,989	$30	$200,276	$251	$(4,856)
Transfer of Corporate Flight Services to Gary M. Holloway, Sr. (see Note 10)	—	—	87	—	—
Sale of common shares, net of offering costs	9,315,000	10	124,641	—	—
Dividends ($0.91 per common share)	—	—	—	—	(29,763)
Shares issued to non-employee trustees	33,854	—	—	—	—
Amortization of share compensation	—	—	131	—	—
Net income	—	—	—	6,059	—

Balance at December 31, 2005	39,699,843	40	325,135	6,310	(34,619)
Dividends ($0.8475 per common share)	—	—	—	—	(34,794)
Shares issued to employee and non-employee trustees	50,056	—	—	—	—
Shares issued upon conversion of warrants	1,817,247	2	(2)	—	—
Redemption of limited partnership units	—	—	(46)	—	—
Amortization of share compensation	—	—	260	—	—
Net loss	—	—	—	(4,986)	—

Balance at December 31, 2006	41,567,146	42	325,347	1,324	(69,413)
Dividends ($0.66 per common share)	—	—	—	—	(27,459)
Shares issued to non-employee trustees	14,448	—	—	—	—
Shares issued upon conversion of limited partnership units	40,000	—	212	—	—
Redemption of limited partnership units	—	—	5,248	—	—
Amortization of share compensation	—	—	348	—	—
Net income	—	—	—	31,431	—

Balance at December 31, 2007	41,621,594	$42	$331,155	$32,755	$(96,872)

GMH COMMUNITIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,
(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$31,431	$(4,986)	$6,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Minority interest	23,796	(3,857)	5,729
Gain on sale of properties to joint venture and sale of land	(24,341)	—	—
Gain on sale of student housing properties	(29,339)	—	—
Depreciation	41,832	35,072	23,506
Amortization:
Lease intangibles	2,267	5,342	8,208
Amortization of debt premium	(2,676)	(1,958)	(1,577)
Deferred financing	3,087	3,982	1,223
Other amortization	929	643	406
Bad debt expense	1,284	2,403	1,516
Equity in earnings of unconsolidated entities in excess of distributions received	(1,800)	(904)	(3,073)
Changes in operating assets and liabilities:
Restricted cash	(3,861)	(5,259)	(8,809)
Accounts and other receivables	(9,533)	(879)	(13,000)
Deferred contract costs	462	(1,412)	(937)
Deposits and other assets	(9,718)	1,496	(2,131)
Accounts payable	7,202	1,687	4,303
Accrued expenses and other liabilities	(746)	11,862	27,198
Net cash provided by discontinued operations	(513)	3,377	1,681

Net cash provided by operating activities	29,763	46,609	50,302
Cash flows from investing activities:
Acquisitions of real estate	(12,804)	(367,308)	(407,428)
Disposition of properties and land	143,145	—	—
Capitalized expenditures	(16,308)	(18,547)	(19,734)
Distributions in excess of earning from unconsolidated entities	940	412	5,468
Contributions to unconsolidated entities	(30,425)	—	—
Discontinued operations	(9)	(1,343)	(582)

Net cash provided by (used in) investing activities	84,539	(386,786)	(422,276)
Cash flows from financing activities:
Owner distributions	(47,989)	(65,748)	(50,987)
Redemption of unit holders	(19,674)	(45)	—
Proceeds from mortgage notes payable	144,297	256,339	236,494
Repayment of mortgage notes payable	(49,161)	(4,187)	(59,447)
Line of credit borrowings	157,105	327,435	306,000
Line of credit payments	(302,935)	(164,000)	(270,000)
Payment of financing costs	(2,571)	(5,011)	(2,226)
Proceeds of public offerings	—	—	132,749
Costs related to public offerings	—	—	(8,098)
Discontinued operations	(186)	15,693	28,803

Net cash (used in) provided by financing activities	(121,114)	360,476	313,288
Net (decrease) increase in cash and cash equivalents	(6,812)	20,299	(58,686)
Cash and cash equivalents, beginning of year	22,539	2,240	60,926

Cash and cash equivalents, end of year	$15,727	$22,539	$2,240

Supplemental information
Real estate acquired (disposed of) by assuming debt including debt premium	$(135,724)	$47,388	$122,376

Issuance of units of limited partnership interest for purchase of student housing properties	$—	$—	$28,570

Property distributed at net book value	$—	$—	$3,854

Debt distributed at net book value	$—	$—	$4,208

Interest paid	$62,828	$51,318	$28,686

Income taxes paid	$6,184	$4,683	$5,115

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements

December 31, 2007

1.    Organization and Basis of Presentation

Organization

        GMH Communities Trust (the "Trust," the "Company," or sometimes referred to as "we") elected to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code") commencing with its taxable year ended December 31, 2004. The Trust was formed as a Maryland real estate investment trust in May 2004 and prior to completion of our initial public offering, had no operations. We completed our initial public offering on November 2, 2004, pursuant to which we sold an aggregate of 30,350,989 common shares of beneficial interest. We contributed the net proceeds from the offering to our operating partnership, GMH Communities, LP, a Delaware limited partnership (the "Operating Partnership"), in exchange for units of partnership interest.

        On October 4, 2005, we sold 9,315,000 common shares of beneficial interest, including 1,215,000 shares issued upon full exercise of the underwriters' over-allotment option, at an offering price of $14.25 per share. The Company raised an aggregate of $124.7 million in net proceeds from the offering after deducting the underwriters' discounts, payment of financial advisory fees and other offering-related expenses. The net proceeds of this offering, which the Company contributed to the Operating Partnership in exchange for units of partnership interest, were used by the Operating Partnership to repay outstanding indebtedness under our credit facility. As of December 31, 2007, the Operating Partnership had 71,265,929 units of partnership interest outstanding, of which the Trust owned 41,040,425 units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of December 31, 2007, there were 29,644,335 units of limited partnership interest outstanding that were not owned by the Company.

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

Basis of Presentation

        The financial statements of GMH Communities Trust included herein present the consolidated financial position of the Company and its subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005. All intercompany items and transactions have been eliminated.

2.    Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect various amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2.    Summary of Significant Accounting Policies (Continued)

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

        The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less. Accumulated amortization related to intangible lease costs was $20,000 at December 31, 2007 and $2.0 million at December 31, 2006.

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

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2.    Summary of Significant Accounting Policies (Continued)

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

        Accounts receivable are presented net of the allowance for doubtful accounts of $239,000 and $331,000 at December 31, 2007 and 2006, respectively.

Deferred Financing Costs

        Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $2.1 million and $2.9 million at December 31, 2007 and 2006, respectively.

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

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2.    Summary of Significant Accounting Policies (Continued)

Deposits

        Deposits primarily consist of amounts paid to third parties in connection with planned acquisitions, amounts paid to lenders that provide related financing or the refinancing of existing loans and deposits paid to utility companies. At December 31, 2007, deposits primarily consisted of deposits paid to utility companies totaling $629,000. At December 31, 2006, deposits for planned acquisitions totaled $155,000 and other deposits totaled $752,000.

Other Assets

        Other assets primarily consist of prepaid insurance, prepaid real estate taxes, other prepaids and other assets. Prepaid assets totaled $10.6 million and $2.0 million at December 31, 2007 and 2006.

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

        The carrying value and fair value of fixed-rate notes payable at December 31, 2007 was approximately $929.9 million and $940.7 million, respectively. Fair value was estimated using rates the Company believed were available to it as of December 31, 2007 for debt with similar terms. The carrying value of variable-rate notes payable approximates fair value at December 31, 2007.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense was $2.2 million, $2.0 million, and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2.    Summary of Significant Accounting Policies (Continued)

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

Military Housing Segment

        Standard and incentive management fees, which are based on a percentage of effective gross revenue generated by the military housing privatization projects from the basic allowance for housing (BAH) provided by the government to service members are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied. Accrued and unbilled incentive management fees of $2.3 million and $1.0 million are included in accounts receivable—related party at December 31, 2007 and 2006, respectively.

        Standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of houses according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. In addition, in certain instances, we may receive fees relating to the performance of pre-construction/renovation services. These pre-construction/renovation fees are determined on a project-by-project basis, and are paid in proportion to the amount of pre-construction/renovation costs incurred by us for the project and recognized as revenue upon performance of the pre-construction/renovation services. Accrued and unbilled incentive development and construction/renovation fees of $3.9 million and $2.3 million are included in accounts receivable—related party at December 31, 2007 and 2006, respectively.

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

        Business development fees are earned from one of the Company's construction partners in connection with its military housing projects. These fees consist of an (i) annual base fee, and (ii) an additional fee which is paid on a monthly basis. The fees are recognized on a straight-line basis over the term of the related agreement, which is generally one year.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2.    Summary of Significant Accounting Policies (Continued)

        The Company earns equity returns on its investments in military housing projects. During the initial development period ("IDP") for certain of our projects, the equity returns are a fixed percentage of our investment and subsequent to the IDP for a project, the equity returns are based on a fixed percentage of our investment and on the project's net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of December 31, 2007, only the Fort Carson project had passed its initial development period.

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

Investments in Military Housing Projects and Student Housing Joint Ventures

        The Company owns equity interests in the joint ventures that own our military housing privatization projects with the U.S. military to design, develop, construct/renovate and manage the military housing located on or near various bases throughout the United States. In addition, the Company also owns equity interests in two joint ventures that own student housing properties. The Company evaluates its investments in military housing project joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity ("VIE") as defined under FASB Financial Interpretation No. 46 (as revised) ("FIN 46(R)"). The Company has concluded that each of the military housing project joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. The Company records its investments in joint ventures in accordance with the equity method of accounting. The Company's investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what the Company would receive from the joint venture in the event that it were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture's operating agreement. The Company has exposure to loss to the extent of its investments, if any, and any receivables due from the military projects or joint venture.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2.    Summary of Significant Accounting Policies (Continued)

Income Taxes

        The Company elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2004. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. We believe we are organized and operate in a manner that allows us to qualify for taxation as a REIT under the Code, and it is our intention to adhere to these requirements and maintain the Company's REIT status in the future. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, other than with respect to the Company's taxable REIT subsidiaries. All tax years are subject to examination by major tax jurisdictions.

Securities Litigation and Audit/ Special Committee Expenses

2007

        In April 2006, a class action lawsuit was filed against the Company and certain current and former executive officers of the Company, which claims were brought on behalf of purchasers of the Company's common shares of beneficial interest between May 5, 2005 and March 10, 2006. The class action suit was initiated following the Company's announcement of the restatement of its financial statements for the first three quarters of 2005. In addition, in March 2007, certain holders of units of limited partnership interest in the Operating Partnership filed a lawsuit against the Company and certain current and former executive officers of the Company alleging securities claims similar to those under the class action lawsuit. The Company has reached a final settlement with the plaintiffs in both of these litigation matters, provided that the settlement terms relating to the class action lawsuit are subject to the final approval by the Eastern District Court of Pennsylvania (See Note 12). Settlement charges and related legal expenses net of insurance recoveries for the year ended December 31, 2007 were approximately $1.8 million and are reported in Securities Litigation and Audit/Special Committee expenses on the accompanying consolidated statement of operations.

2006

        During the first quarter of 2006, the Audit Committee of our Board of Trustees initiated an investigation promptly following receipt of a letter from the Company's former Chief Financial Officer, alleging, among other things, a "tone at the top" problem within management, and raising concerns regarding various accounting methodologies that were being considered by management in connection with certain transactions that occurred in the fourth quarter of 2005. The Audit Committee conducted the investigation with the assistance of independent legal counsel, as well as a forensic accounting firm retained by the Audit Committee's counsel. The investigation was completed during the third quarter of 2006.

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

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2.    Summary of Significant Accounting Policies (Continued)

Committee expenses on the accompanying consolidated statements of operations. There were no costs incurred during 2007 relating to the Audit and Special Committees.

Adoption of Recent Accounting Pronouncements

Income Tax Accounting:

        In 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48") which we adopted on January 1, 2007. FIN 48 clarifies the accounting for uncertainties in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transaction. The adoption of FIN 48 did not have a material impact on our results of operations.

Recent Accounting Pronouncements

Business Combinations:

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS 141(R) further changes the accounting treatment for certain specific items, including:

  •
  Acquisition costs will be expensed as incurred;

  •
  Noncontrolling interests (formerly known as "minority interests"—see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

  •
  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; and

  •
  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date.

Noncontrolling Interests

        In December 2007 the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160").

        SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the statement of operations. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2.    Summary of Significant Accounting Policies (Continued)

income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests.

        SFAS 160 is effective for our fiscal year, and interim periods within such a year, beginning January 1, 2009. Early adoption of both SFAS 141(R) and SFAS 160 is prohibited. The adoption of SFAS 160 will result in the reclassification of minority interests to beneficiaries' equity. The balance at December 31, 2007 was $136.4 million. We are currently evaluating further impacts if any, of these standards on our financial statements.

Fair Value Accounting:

        In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. We do not believe the initial adoption of SFAS 157 will have a material effect on our financial condition or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also established presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We do not believe that the adoption of this statement will have a material effect on our financial condition or results of operations.

Reclassifications

        Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

3.    Real Estate Investments

        Included in real estate investments as of December 31, 2007 are 64 student housing properties which were located near 41 colleges and universities in 23 states. These properties contain an aggregate of 12,092 units and 38,510 beds. At December 31, 2006, included in real estate investments were 77 student housing properties, which included two student housing properties in which we had a 10% ownership interest through a joint venture. The Company's investment in student housing properties at December 31, 2007 and 2006 was as follows (in thousands):

	2007	2006
Land	$149,136	$168,579
Building and improvements	1,220,344	1,444,349
Residential furniture and appliances	47,340	44,902
Construction in Progress	3,074	1,592

	$1,419,894	$1,659,422

4.    Real Estate Dispositions and Acquisitions

2007 acquisitions

        On August 1, 2007, the Company completed the acquisition of a 264-bed student housing property for an aggregate purchase price of $11.2 million. This property is located in Valdosta, GA adjacent to the Company's existing student housing property. The Company paid $4.7 million from previously escrowed cash and the remaining purchase price was financed through the placement of new mortgage debt on both properties aggregating $29.0 million. The combined net proceeds after closing costs of approximately $22.4 million from acquisition and mortgage financing were used to repay outstanding indebtedness under the Company's Note Facility and for general working capital purposes. The Company allocated $60,000 of the aggregate purchase price to the fair value of the in-place leases acquired.

2007 dispositions

        During the second quarter of 2007, the Company entered into a joint venture transaction with Fidelity Real Estate Group, a unit of Pyramis Global Advisors, a Fidelity Investments Company, encompassing six student housing properties. Under the joint venture structure, the Company completed the transfer of its 100% interest in six student housing properties to the joint venture entity during the second quarter of 2007, which is now owned 90% by Fidelity and 10% by the Company. The Company recognized a partial gain of $21.8 million and deferred gain of $2.4 million in connection with this transaction. As part of the transaction, the joint venture entity simultaneously placed new mortgage indebtedness on five of the properties in an aggregate amount of approximately $88.0 million, and assumed previously existing mortgage indebtedness on a sixth property in the amount of approximately $4.6 million. The new mortgage debt has a five-year term and requires interest-only payments at a fixed rate of approximately 5.52%. After the extinguishment of previously existing mortgage indebtedness on the properties of approximately $50.9 million, the Company received net proceeds from both the Fidelity equity contribution and the new mortgage debt totaling approximately $61.3 million, and used those proceeds to repay $56.1 million indebtedness outstanding under the

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

4.    Real Estate Dispositions and Acquisitions (Continued)

Company's former Wachovia line of credit and $5.2 million indebtedness outstanding under the Company's current Note Facility. Under the terms of the joint venture, the Company will continue to manage the properties and receive management fees.

        Also during the second and third quarters of 2007, the Company completed the sale of five student housing properties covered under its agreement with SCI Real Estate Investments LLC. The Company received an aggregate of approximately $57.5 million in net proceeds from these sales, after the repayment of existing mortgage debt on the properties totaling approximately $57.3 million, and recognized a gain of $25.4 million. The sales agreement contains certain contingent purchase price considerations that can be earned based on certain net rental income targets being met as defined in the agreement. Total amount of potential contingent consideration is $1.5 million and can be earned through August 2009. A portion of the net proceeds was used to repay indebtedness outstanding under the Company's Note Facility.

        During the third quarter of 2007, the Company completed the sale of a student housing property to Horizon Realty Advisors and received net proceeds of approximately $9.9 million after the buyer's assumption of existing mortgage debt on the property totaling approximately $16.1 million, and recognized a gain of approximately $4.0 million.

        During the fourth quarter of 2007, the Company acquired 13 parcels of land for an aggregate purchase price of $6.8 million and also incurred costs (such as legal and architectural) aggregating $1.5 million to prepare the parcels of land for development. These land parcels were then sold to American Campus Communities, Inc. shortly thereafter for net proceeds of $9.8 million, resulting in a gain of approximately $1.5 million.

2006 acquisitions

        During the year ended December 31, 2006, the Company acquired 21 student housing properties and five undeveloped parcels of land with an aggregate of 3,904 units and 12,128 beds for an aggregate purchase price of approximately $409.7 million. These acquisitions were financed through the placement of $266.8 million of new mortgage debt on the properties; assumption of $46.5 million of existing mortgage debt and the remaining balance was financed through borrowings under the Company's credit facilities. The Company ascribed $4.4 million of the aggregate purchase price to the fair value of the in-place leases acquired. The results of operations of these properties are included in the accompanying statements of operations as of the respective acquisition dates.

        The following unaudited proforma results of operations reflect the 2006 acquisitions as if they had occurred on January 1, 2005 (in thousands):

	December 31,
	2006	2005
Pro forma revenue	$301,754	$264,437
Pro forma net (loss)income	$(10,058)	$2,333
Pro forma EPS—Basic	$(0.25)	$0.07
Pro forma EPS—Diluted	$(0.25)	$0.07

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

4.    Real Estate Dispositions and Acquisitions (Continued)

2005 acquisitions

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

        Gary M. Holloway, Sr. and three other employees of the Company at the time, including two executive officers of the Company, and an employee of an entity owned by Mr. Holloway, held an ownership interest in two student housing properties that were acquired by the Company during the first quarter of 2005 for a total purchase price of $38.2 million. The Company paid $36.5 million in cash to investors in the selling entity not affiliated with the Company and issued a total of 141,549 units of limited partnership interest in the Operating Partnership to Mr. Holloway and these individuals with an aggregate fair market value of $1.7 million in connection with the purchase. The fair market value of the limited partnership units was based on the closing price of the Company's common shares on the acquisition date. The fair market value of the units of limited partnership interest was recorded as an increase to minority interest.

        In connection with the acquisition of two other student housing properties in the second quarter of 2005, the Company issued a total of 1,940,282 units of limited partnership interest in the Operating Partnership to the sellers with an aggregate fair market value of $26.9 million. The fair market value of the limited partnership units was based on the closing price of the Company's common shares on the acquisition date. The fair market value of the units of limited partnership interest was recorded as an increase to minority interest.

        In August 2005, the Company entered into a joint venture with an institutional investor to develop and construct two student housing properties, located in Orono, Maine and Bowling Green, Ohio, with estimated aggregate costs of $43.4 million for acquiring, developing and constructing a total of 1,152 beds. The Company contributed land to the joint venture in exchange for its 10% interest and cash. In addition, the Company had the option to purchase the joint venture partner's interest in the joint venture within one year of completion of the properties, and the Company has provided certain guarantees for a portion of the construction loans that are still outstanding. The initial transaction had been previously accounted for as a financing arrangement, whereby, the Company recorded the real estate as an asset, depreciated the property, and recorded a financing obligation. Upon the expiration of the purchase option, during the third quarter of 2007 the Company recognized sale treatment on the transaction. During 2006 and 2005, the Company capitalized interest costs of $1.2 million and $0.5 million, respectively.

        The remaining acquisitions were financed through the placement of $210.9 million of new mortgage debt on the properties, assumption of $118.9 million in existing mortgage debt and the remaining balance was primarily financed through borrowings under the Company's credit facilities.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

4.    Real Estate Dispositions and Acquisitions (Continued)

        The following unaudited pro forma results of operations reflect the 2005 acquisitions, if the transactions had occurred on January 1, 2005 (in thousands).

December 31 2005
Pro forma revenue	$255,159
Pro forma net income (loss)	$7,675
Pro forma EPS—Basic	$0.19
Pro forma EPS—Diluted	$0.18

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

        As of December 31, 2007, of the Company's joint venture entities in which it has ownership interests relating to military housing projects in operation as of that date the Company had invested capital in the joint ventures as discussed below.

        On February 6, 2007, the Company closed on the Air Education and Training Command ("AETC") project with the Department of the Air Force. This military housing privatization project covers four bases and 2,875 end-state housing units. The AETC Group I project represents the Company's first military housing project with the Department of the Air Force. The 50-year term of the project commences with a five-year IDP that includes the design, construction and/or renovation of, as well as the overall management and operational responsibilities over the end-state housing units. The Company invested $8.0 million for its 80% interest in the partnerships that owns AETC Housing LP, the entity that owns and operates the AETC Group I project. The Company consolidates partnerships that own AETC Housing LP, as it has an 80% economic interest and controls a majority of the voting interests. The remaining 20% interest is owned 10% by Hansel Phelps Construction Co. and 10% by Benham Companies LLC, and accounted for as minority interest and is included in other liabilities on the accompanying consolidated balance sheet. The Company has concluded that AETC Housing LP is a VIE as defined under FIN 46(R) and that the Company is not the primary beneficiary. The primary beneficiary is a non-equity partner in the joint venture that is more closely associated with the VIE. The Company earns a preferred return on its investment in AETC Housing, LP. The preferred return will accrue, but not be paid, until the end of the IDP for the project which is in January 2012. The carrying value of this investment, net of minority interest, was $8.7 million at December 31, 2007.

        In October 2007, the Company contributed $6.75 million to GMH Military Housing-Navy Southeast LLC in return for a 90% interest and Balfour Beatty Construction LLC contributed $750,000

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

5.    Investments in Military Housing Projects (Continued)

for the remaining 10% interest. The Company consolidates GMH Military Housing-Navy Southeast LLC as it has a 90% economic interest and controls a majority of the voting interests. Balfour Beatty Construction LLC's 10% interest is accounted for as minority interest and is included in other liabilities on the accompanying consolidated balance sheet. GMH Military Housing-Navy Southeast invested $7.5 million in Southeast Housing LLC, which owns and operates the Navy Southeast Region military housing project. GMH Military Housing-Navy Southeast LLC is entitled to a preferred return on its investment in Southeast Housing LP, commencing after the IDP for the project. The carrying value of this investment, net of minority interest, was $6.8 million at December 31, 2007.

        In November 2007, the Company contributed $7.0 million to GMH/Phelps Military Communities LLC in return for a 90% interest and Phelps Development LLC contributed $780,000 for the remaining 10% interest. The Company consolidates GMH/Phelps Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Phelps Development LLC's 10% interest is accounted for as minority interest and is included in other liabilities on the accompanying consolidated balance sheet. GMH/Phelps Military Communities LLC, through its two wholly owned subsidiaries, invested $7.8 million into Vandenberg Housing, LP, which owns and operates the Vandenberg Air Force project. The Company earns a preferred return on its investment in Vandenberg Housing LP. The preferred returns will accrue but not be paid, until the end of the IDP for the project which is in 2012. The carrying value of this investment net of minority interest was $7.1 million.

        The acquisition of our ownership interests in the joint venture that owns a 10% interest in Fort Carson Family, LLC and had the rights to exclusively negotiate the Fort Eustis/Fort Story military housing projects was recorded at fair value of the consideration paid in the amount of $31.0 million. The Fort Carson Family, LLC owns and operates the Fort Carson project. The underlying book value of the equity on the acquisition date was approximately $11.5 million. The remaining $19.5 million of this investment is being amortized based on the then current fiscal year revenue as a percentage of the estimated revenue to be earned over the remaining lives of the projects, which are 45 years for the Fort Carson project and 50 years for the Fort Eustis/Fort Story project. Amortization expense was $553,000, $383,000 and $275,000 in 2007, 2006 and 2005, respectively.

        The carrying value of the Company's investment in Fort Carson Family Housing, LLC was $23.8 million at December 31, 2007 and $25.3 million at December 31, 2006. The project began repaying the Company's equity investment in Fort Carson Family Housing LLC in July 2005 at a rate of 10% per year. The equity investment is expected to be completely repaid by 2015. The Company is entitled to 50% of the project's net operating income, after distribution of the annual scheduled equity repayment, which will decrease to 30% and 15% in 2012 and 2016, respectively. After 2016 and through 2025, the Company's returns on its investments are subject to an annual maximum amount of $1.75 million. During 2007 and 2006, the Company received $4.5 million and $3.1 million respectively, of equity distributions from Fort Carson Family Housing LLC.

        In November 2004, the Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC's 10% interest is accounted for as minority interest and is

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

5.    Investments in Military Housing Projects (Continued)

included in other liabilities on the accompanying consolidated balance sheets at December 31, 2006 and 2005. In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million for its 10% equity interest in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC is entitled to a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment, net of minority interest, was $12.3 million and $11.4 million at December 31, 2007 and 2006, respectively.

        During the first quarter of 2007, the Company contributed $5.9 million and Benham Military Communities, LLC contributed $0.6 million to their joint venture, GMH/Benham Military Communities, LLC. The joint venture then used these funds to make a required $6.5 million equity contribution to FDWR Parent LLC, which operates our Fort Detrick/Walter Reed Medical Center military housing project. The Company has a 90% interest, and Benham has a 10% interest in GMH/Benham Military Communities LLC, which is entitled to a preferred return on its investment in FDWR Parent LLC, commencing after the end of the IDP for the project. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. The 10% interest held by Benham Military Communities, LLC is accounted for as minority interest and is included in accrued expenses. The carrying value of this investment, net of minority interest, was $5.9 million at December 31, 2007.

        The following is a summary of the unaudited financial position of the unconsolidated military housing projects in which the Company had invested capital as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Net property	$966,334	$331,066
Other assets	1,200,897	621,371
Liabilities	84,437	36,859
Debt	1,674,845	778,530
Equity	407,949	137,048

        The following is a summary of the unaudited results of operations of the unconsolidated military housing projects in which the Company had invested capital as of December 31, 2007 and 2006 (in thousands):

	Year ended December 31,
	2007	2006
Revenue	$155,829	$101,493
Operating expenses	95,555	57,174
Interest expense, net	34,712	19,249
Depreciation and amortization	37,370	20,539
Net income (loss)	(11,808)	4,531

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

6.    Investment in Student Housing Joint Ventures

        In April 2007, the Company entered into a joint venture with Fidelity Real Estate Group, pursuant to which the Company transferred its 100% interest in six student housing properties into the joint venture in exchange for cash and a 10% interest in the joint venture. As part of the transaction, the Company recorded a deferred gain of approximately $2.4 million. The carrying value of this investment, net of deferred gain is approximately $78,000 at December 31, 2007.

        In August 2005, the Company entered into a joint venture with an institutional investor to develop and construct two student housing properties which were completed in August 2006. The Company contributed land to the joint venture in exchange for its 10% interest and cash. The Company had an option to acquire the properties, which expired in August 2007. As a result of the purchase option, the initial sales transaction did not qualify for sale treatment under SFAS No. 66, "Accounting for Sales of Real Estate". The initial transaction had been previously accounted for as a financing arrangement, whereby the Company recorded the real estate as an asset, depreciated the property, and recorded a financing obligation. Upon the expiration of the purchase option, during the third quarter of 2007, the Company recognized sale treatment on the recorded assets, which resulted in a gain of $1.1 million. The gain is included in the gain on sales to joint ventures on the accompanying consolidated statement of operations, and the Company also recognized its 10% investment in the joint venture. In addition, upon the recognition of the sale the Company also recognized $1.7 million of previously deferred development fees relating to the development activities of the joint venture as well as approximately $192,000 of deferred management fees. The carrying value of this investment at December 31, 2007 was approximately $1.2 million.

        The following is a summary of the unaudited financial position of the unconsolidated student housing joint ventures in which the Company has an equity interest as a December 31, 2007 (in thousands):

December 31, 2007
Net property	$157,048
Other assets	4,619
Debt	124,406
Other liabilities	3,693
Equity	33,569

        The following is a summary of the unaudited results of operations of the unconsolidated student housing joint ventures (commencing April 13, 2007 for our joint venture with Fidelity and August 1, 2007 for AEW Capital Management (respectively, the "inception dates")) in which the Company held a 10% equity interest as of December 31, 2007 (in thousands):

Inception dates through December 31, 2007
Revenue	$11,084
Operating expenses	7,032
Interest expense	5,044
Depreciation and amortization	4,073
Net income (loss)	(3,523)

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

7.    Income Taxes

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

        The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a "TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities). A TRS is subject to corporate federal and state income tax. The TRS follows SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The TRS has recorded a deferred tax asset of $173,000 and $436,000 at December 31, 2007 and 2006, respectively, which are included in other assets on the accompanying consolidated balance sheets, primarily relating to development fees received and recognized for income tax purposes that have been deferred in the accompanying financial statements.

        The provision for income taxes is comprised of the following for the years ended 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Current federal	$6,413	$3,695	$5,334
Current state	940	733	987

Total current	7,353	4,428	6,321

Deferred federal	228	256	(630)
Deferred state	35	49	(111)

Total deferred	263	305	(741)

Provision for income tax expense	$7,616	$4,733	$5,580

        The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before provision for income taxes. The effective tax rate of the taxable REIT subsidiaries was 35.4%, 35.5% and 35.1% for the years ended December 31, 2007, 2006 and 2005, respectively. The Company's effective tax rate is lower than the statutory tax rate as a result of permanent depreciation and amortization differences between income subject to income tax for book and tax purposes.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

8.    Mortgage Notes Payable

        The following table sets forth information regarding our mortgage indebtedness outstanding at December 31, 2007 and 2006 (in thousands):

	2007	2006
Fixed rate mortgages encumbered by student housing properties, bearing interest rates ranging from 4.03% to 6.33% at December 31, 2007, maturing at various dates through 2024, adjusted for unamortized net debt premium of $5.2 million and $10.2 million at December 31, 2007 and 2006, respectively	$924,231	$964,817
Variable rate mortgages encumbered by student housing properties, bearing interest at 6.55% at December 31, 2007, maturing in May 2008.	31,600	57,773
Fixed rate mortgage encumbered by corporate office building bearing interest at 5.58%, requiring payments of interest only with balloon payment due in 2016	5,700	5,700

Total mortgage notes payable	$961,531	$1,028,290

        The weighted-average interest rate on our mortgage notes payable was 5.44%, 5.18% and 4.97% during 2007, 2006 and 2005 respectively. As of December 31, 2007, the net carrying value of the properties that are encumbered by mortgage indebtedness, including our corporate office building, was $1.27 billion. As of December 31, 2006, the net carrying value of the properties that are encumbered by mortgage indebtedness, and our corporate office was $1.433 billion.

        The Company's variable rate mortgages due in May 2008 provide for two one-year extensions. The Company has the ability to exercise its one-year option at the maturity date to extend the loans.

        The table below sets forth the five succeeding years and thereafter the aggregate annual principal payments of the above-referenced indebtedness (in thousands):

	Principal Amortization	Balloon Payments	Total
2008	$4,488	$31,600	$36,088
2009	4,267	29,831	34,098
2010	4,451	58,125	62,576
2011	4,727	55,912	60,639
2012	4,822	79,814	84,636
2013 and thereafter	20,440	657,884	678,324

	$43,195	$913,166	$956,361

Net debt premium			5,170

			$961,531

        During the first quarter of 2008, the Company did not make its scheduled payments on five of the mortgages, with outstanding principal balances totaling $64.3 million. The Company has placed the regularly required payments into a Company-controlled escrow account and is in discussions with the lenders regarding a work-out of the debt. At December 31, 2007, the net carrying value of the five properties encumbered by these mortgages was $81.0 million (see Note 18).

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

9.    Note Facility/Line of Credit

New Note Facility

        On May 7, 2007, the Company entered into a note facility structured through a Note Purchase Agreement, the "Note Facility," with Merrill Lynch, Pierce, Fenner and Smith Incorporated, which allows the Company, through the Operating Partnership to borrow up to a maximum of $100 million on a revolving basis, subject to an increase to $125 million if certain conditions are met. The Company initially issued a note to Merrill Lynch representing borrowings equal to approximately $90.7 million under the Note Facility, and used these proceeds to pay approximately $1.5 million in transaction costs associated with the Note Facility, and to repay all remaining principal and interest under, and to simultaneously terminate, its former $250 million revolving credit facility with Wachovia Bank (see below).

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

        The notes issued in connection with the Note Facility are administered under a Trust Indenture, which contains affirmative and negative covenants and also contains financial covenants which, among other things, require that the Company maintain (i) a fixed charge coverage ratio, as defined in the Trust Indenture, of at least 1:15 to 1:00, (ii) a consolidated tangible net worth, as defined in the Trust Indenture, of at least $375 million, (iii) quarterly minimum Adjusted Management EBITDA, as defined in the Trust Indenture, of $3.5 million and (iv) its federal tax status as a REIT. As of December 31, 2007, the Company was in compliance with these debt covenants.

        As of December 31, 2007, the Company had $53.6 million in principal amount of notes outstanding under the Note Facility bearing interest at 6.38% and an additional $46.4 million was available for draw under the facility under the terms and conditions referred to above.

Former Wachovia Line of Credit

        On October 2, 2006, the Company entered into a $250.0 million revolving line of credit with Wachovia Bank, National Association as amended. The line of credit matured on June 1, 2007 and was terminated on May 7, 2007 by the Company. All principal and interest due at that time was paid with proceeds from borrowings under the Note Facility. At December 31, 2006, the weighted average interest rate on borrowings outstanding under the Wachovia line of credit was 7.35%.

Former Credit Facility

        In November 2004, the Company entered into a $150 million three-year unsecured revolving credit facility, subject to increase to $250 million (the "Former Credit Facility"), with a consortium of banks. The Former Credit Facility was terminated and all outstanding borrowings were paid on October 2, 2006 with proceeds from the new line of credit, as described above. The Company wrote off approximately $1.1 million of deferred financing costs relating to the termination of the Former Credit Facility during the fourth quarter of 2006. The Former Credit Facility provided for the issuance of up

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

9.    Note Facility/Line of Credit (Continued)

to $20 million of letters of credit, which was included in the $150 million availability. During certain periods in 2006, the Company was not in compliance with certain of its debt covenants under the former credit facility. All such events of non compliance had been previously waived.

        As of December 31, 2005, the weighted average interest rate on borrowings outstanding under the former Credit Facility was 6.5%.

10.    Transactions with Related Parties

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

        In connection with the Company's initial public offering, Mr. Holloway, and various entities wholly-owned by Mr. Holloway, entered into a Contribution Agreement, dated October 18, 2004, with the Operating Partnership. Pursuant to the Contribution Agreement, Mr. Holloway contributed to the Operating Partnership all of the partnership interests of 353 Associates, L.P., which entity's sole asset was the corporate headquarters building located in Newtown Township, Pennsylvania. The Commonwealth of Pennsylvania and Newtown Township each impose a 1% transfer tax on the transfer of these partnership interests. Mr. Holloway paid the Company approximately $61,000 as reimbursement for one-half of the aggregate transfer tax that was originally paid by the Company in connection with transfer tax assessed against the transfer of the partnership interests. The amount was received by the Company in 2006 from Mr. Holloway.

        Subsequent to the completion of the Company's initial public offering on November 2, 2004, common costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Mr. Holloway using assumptions based on headcount that management believes are reasonable. The allocation of such costs to other entities owned or controlled by Mr. Holloway during the years ended December 31, 2007, 2006 and 2005 totaled $230,000, $218,000 and $318,000, respectively, and are reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.

        The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway. During the years ended December 31, 2007, 2006 and 2005, rental income from these entities totaled $156,000, $156,000 and $245,000, respectively. These amounts are included in other property income in the accompanying consolidated statements of operations.

        The Company provided property management consulting services to GMH Capital Partners Asset Services, LP, an entity wholly-owned by Mr. Holloway, in connection with property management services that GMH Capital Partners Asset Services, LP performed during the year ended December 31, 2005 relating to five student housing properties containing a total of 2,174 beds. The Company earned consulting fees equal to 80% of the net management fees that GMH Capital Partners Asset

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

10.    Transactions with Related Parties (Continued)

Services, LP earned for providing the property management services. For the year ended December 31, 2005, such fees totaled $0.3 million. As of January 1, 2006, the management agreements relating to four of these properties were assigned from GMH Capital Partners Asset Services, LP to a subsidiary of the Company, and the management agreement relating to the fifth property was terminated. As a result, no such consulting fees were earned by the Company during 2007 and 2006.

        The Company earned management fees from properties in which Mr. Holloway was an investor until December 31, 2006. During the years ended December 31, 2006 and 2005, such income totaled $0.1 million and $0.2 million, respectively.

        The Company is reimbursed by the joint ventures relating to certain of its military housing projects and student housing properties in which the Company has an ownership interest for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. In addition, during 2006, the Company also received reimbursements relating to student housing properties under the Company's management in which Mr. Holloway was an investor through December 2006. The reimbursement of these costs is included in Expense reimbursements—Related party in the accompanying consolidated statements of operations. During the years ended December 31, 2007, 2006 and 2005, such expense reimbursements relating to these military housing projects and student housing properties totaled $86.6 million, $64.0 million and $57.9 million, respectively.

        Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to certain student housing properties and military housing projects that we have acquired or refinanced. In connection with the purchase of title insurance for these student housing properties and military housing projects, premiums were paid to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title insurance companies paid to Bryn Mawr Abstract, Inc. $0.3 million, $0.4 million and $0.3 million during the years ended December 31, 2007, 2006 and 2005, respectively, for providing title abstract services.

        Mr. Holloway owns GMH Capital Partners Commercial Realty LP, an entity that provides real estate consulting and brokerage services for real estate transactions. During the year ended December 31, 2005, GMH Capital Partners Commercial Realty LP received aggregate commissions of $0.3 million from the sellers of two student housing properties that the Company purchased. In addition, in connection with the Company's Navy Northeast Region project, GMH Capital Partners Commercial Realty LP received brokerage service fees of $1.2 million during the year ended December 31, 2007, in connection with the sale of land parcels by the Navy that was formerly part of the Company's Navy Northeast Region project. No such payments were made during the years ended December 31, 2006 and 2005.

        In February 2005, the Company transferred its interest in Corporate Flight Services, LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, to Mr. Holloway. Corporate Flight Services, LLC had a net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer to Mr. Holloway, on the date it was transferred to Mr. Holloway. This transfer was accounted for as a capital contribution to additional paid-in capital. During the year ended December 31, 2007, 2006 and

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

10.    Transactions with Related Parties (Continued)

2005, the Company paid Corporate Flight Services, LLC $1.2 million, $993,000 and $290,000, respectively for use of an aircraft owned by Corporate Flight Services, LLC.

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

11.    Employee 401(k) Plan

        Subsequent to the formation of the Operating Partnership, the Company established a tax deferred defined contribution 401(k) plan for its eligible employees. Participants may elect to defer a portion of their compensation by salary reduction. The Company's contributions to the plan, which are based on a percentage of participant contributions, for the years ended December 31, 2007, 2006 and 2005 totaled $0.2 million, $0.2 million and $0.1million, respectively.

12.    Commitments and Contingencies

        With regard to certain military housing privatization projects, the Company is required to fund its portion of the equity commitment to the project's joint venture after all other sources of funding for the project have been expended. In connection with finalizing the agreements with the Department of Defense for the Company's military housing projects, the Company has committed to contribute the following aggregate amounts as of December 31, 2007 (in thousands):

2008	$2,200
2009	1,500
2010	20,500
2011	7,000

Total	$31,200

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

        The Company has two ground leases with respect to two of its student housing properties, one of which expires on September 1, 2051 and the other of which expires on October 31, 2054. Each ground lease provides for additional renewal terms. Aggregate annual payments under these ground leases are approximately $400,000.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

12.    Commitments and Contingencies (Continued)

        As of December 31, 2007, the Company had employment agreements in place with each of its executive officers, of which two were executed in 2004 and three in 2006. Each employment agreement is for an initial three-year term and provides for base salaries aggregating $2.8 million over the term. The base salaries are increased annually effective January 1 of each year by a minimum amount equal to at least the percentage increase in the Consumer Price Index.

        Under the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2007 and 2006.

        As of November 2, 2007, the Company had entered into a settlement agreement with the lead plaintiffs in connection with a class action lawsuit alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, and Rule 10b-5. The class action lawsuit had been filed in the United States District Court for the Eastern District of Pennsylvania, naming as defendants GMH Communities Trust, Gary M. Holloway, Sr., and Bradley W. Harris, and was brought on behalf of a class of purchasers of the Company's securities between May 5, 2005 and March 10, 2006 based upon the Company's restatement of certain financial results. The Court preliminarily approved the settlement agreement by Order dated February 13, 2008 and scheduled a Settlement Hearing for April 25, 2008. Under the terms of the settlement agreement, all claims against the Company and related defendants would be dismissed without admission or presumption of liability or wrongdoing. The settlement agreement is contingent upon various conditions, including, but not limited to, final approval by the Court after notice to the class. The Company can provide no assurance that the settlement agreement will be approved by the Court; and in the event the settlement is not approved, the Company would be required to continue to defend itself against the action. The Company recognized a charge of $900,000 during the third quarter of 2007 in connection with the terms of this settlement, which amount represents the portion of the settlement amount to be paid by the Company and is reflected in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2007.

        On September 4, 2007, the Company entered into a settlement and mutual release agreement in connection with a lawsuit that had been brought by Stone Gate I LLC, Southveiw LLC, The Commons LLC, Seminole Ride LLC, LB&J Limited, Bruce Forbes, Lois Forbes and Jeff Forbes. The plaintiffs had filed the original complaint on March 12, 2007 in the United States District Court for the Eastern District of Pennsylvania against GMH Communities Trust, GMH Communities, L.P., College Park Investments, LLC, Peach Grove Associates, LLC, Neff Avenue Associates, LLC, Gary M. Holloway, Sr., Bradley W. Harris and John DeRiggi. The complaint alleged violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, Section 522(a) and 522(c) of the Virginia

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

12.    Commitments and Contingencies (Continued)

Securities Act and Sections 1-401 and 1-501 of the Pennsylvania Securities Act, as well as common law claims for fraud, fraud in the inducement, negligent misrepresentation and breach of contract. The claims arose from the Company's restatement of certain financial results upon which plaintiffs purportedly relied in selling properties to certain defendants. In connection with the acquisition of the properties, the Company purchased four student housing properties in exchange for a combination of cash, assumption of debt and issuance of 1,940,282 units of limited partnership interests in the Operating Partnership valued at a total of approximately $76.8 million. The units of limited partnership interest were issued for a total value of approximately $27.5 million or $14.17 per unit of limited partnership interest. On May 25, 2007, Stone Gate I, LLC and Southview LLC each also filed a Memorandum of Lis Pendens in the Commonwealth of Virginia Circuit Court of Rockingham County against the defendants (excluding the individual defendants, Messrs. Holloway, Harris and DeRiggi, who were not named in either Memorandum). Under the terms of the settlement and release, the action has been dismissed with prejudice, the lis pendens has been marked as satisfied, and the plaintiffs have agreed to a full release of the Company and all other defendants. Also as part of the settlement terms, the Company's Operating Partnership has completed the redemption of all of the plaintiff's units of limited partnership interest in exchange for a cash payment calculated in accordance with the redemption terms set forth under the Company's operating partnership agreement. The Company recognized a charge of $184,000 during the third quarter of 2007 in connection with the final settlement, which amount represents the portion of the settlement amount paid by the Company that was above the cash redemption price otherwise due to plaintiffs upon redemption of their units under the terms of the Operating Partnership agreement.

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

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

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

	2007
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
	(dollars in thousands)
Revenue:
Rent and other property income	$188,733	$—	$—	$156	$—	$188,889
Expense reimbursements:
Related party	—	1,508	85,122	230	—	86,860
Third party	2,121	6,821	—	—	—	8,942
Management fees:
Management fees—owned properties	—	7,261	—	—	(7,261)	—
Related party	—	678	10,751	—	—	11,429
Third party	—	2,877	—	—	—	2,877
Other fee income-related party	—	2,457	30,333	—	—	32,790
Other income	168	15	52	500	—	735

Total revenue	191,022	21,617	126,258	886	(7,261)	332,522
Operating Expenses:
Property operating expenses	74,637	6,600	9,447	—	—	90,684
Intercompany management fees	7,261	—	—	—	(7,261)	—
Reimbursed expenses	2,121	8,329	85,122	230	—	95,802
Real estate taxes	17,676	—	—	97	—	17,773
Administrative expenses	—	—	—	17,410	—	17,410
Securities litigation and Audit/Special Committee expenses	—	—	—	1,844	—	1,844
Depreciation and amortization	43,315	203	611	550	—	44,679
Interest	58,345	—	—	3,471	—	61,816

Total operating expenses	203,355	15,132	95,180	23,602	(7,261)	330,008
Gain on sale to joint venture and land sale	24,341	—	—	—	—	24,341

Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes from continuing operations	12,008	6,485	31,078	(22,716)	—	26,855
Equity in earnings (loss) of unconsolidated entities	(340)	—	4,864	—	—	4,524

Income (loss) before minority interest and income taxes from continuing operations	11,668	6,485	35,942	(22,716)	—	31,379
Income taxes	—	298	7,318	—	—	7,616

Income (loss) before minority interest from continuing operations	11,668	6,187	28,624	(22,716)	—	23,763
Minority interest (income) loss attributable to continuing operations	—	—	—	(10,252)	—	(10,252)

Income (loss) from continuing operations	11,668	6,187	28,624	(32,968)	—	13,511
Discontinued Operations:
Income from discontinued operations before minority interest	1,805	320	—	—	—	2,125
Gain on sale of student housing properties	29,339	—	—	—	—	29,339
Minority interest attributable (income) loss to discontinued operations	—	—	—	(13,544)	—	(13,544)

Income (loss) from discontinued operations	31,144	320	—	(13,544)	—	17,920

Net income (loss)	$42,812	$6,507	$28,624	$(46,512)	$—	$31,431

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

13.    Segment Reporting (Continued)

	2006
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$169,010	$—	$—	$156	$—	$169,166
Expense reimbursements:
Related party	—	390	63,622	218	—	64,230
Third party	1,655	6,013	—	—	—	7,668
Management fees:
Management fees—owned properties	—	6,592	—	—	(6,592)	—
Related party	—	93	8,388	—	—	8,481
Third party	—	3,167	—	—	—	3,167
Other fee income-related party	—	—	21,635	—	—	21,635
Other income	207	35	72	232	—	546

Total revenue	170,872	16,290	93,717	606	(6,592)	274,893
Operating Expenses:
Property operating expense	65,960	6,516	6,402	—	—	78,878
Intercompany management fees	6,592	—	—	—	(6,592)	—
Reimbursed expenses	1,655	6,403	63,622	218	—	71,898
Real estate taxes	15,953	—	—	97	—	16,050
Administrative expenses	—	—	—	17,682	—	17,682
Securities litigation and Audit/ Special Committee expenses	—	—	—	7,821	—	7,821
Depreciation and amortization	39,361	—	444	402	—	40,207
Interest	46,670	—	—	5,082	—	51,752

Total operating expenses	176,191	12,919	70,468	31,302	(6,592)	284,288
(Loss) income before equity in earnings of unconsolidated entities, minority interest and income taxes from continuing operations	(5,319)	3,371	23,249	(30,696)	—	(9,395)
Equity in earnings (loss) of unconsolidated entities	—	—	3,523	—	—	3,523

(Loss) income before minority interest and income taxes from continuing operations	(5,319)	3,371	26,772	(30,696)	—	(5,872)
Income tax expense (benefit)	—	(337)	5,070	—	—	4,733

(Loss) income before minority interest from continuing operations	(5,319)	3,708	21,702	(30,696)	—	(10,605)
Minority interest (income) loss attributable to continuing operations	—	—	—	4,625	—	4,625

(Loss) income from continuing operations	(5,319)	3,708	21,702	(26,071)	—	(5,980)
Discontinued Operations:
Income from discontinued operations before minority interest	1,064	698	—	—	—	1,762
Minority interest (income) loss attributable to discontinued operations	—	—	—	(768)	—	(768)

Income (loss) from discontinued operations	1,064	698	—	(768)	—	994

Net (loss) income	$(4,255)	$4,406	$21,702	$(26,839)	$—	$(4,986)

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

13.    Segment Reporting (Continued)

	2005
	Student Housing— Owned Properties	Student Housing Management	Military Housing	Corporate	Eliminations	Total
Revenue:
Rent and other property income	$118,496	$—	$—	$245	$—	$118,741
Expense reimbursements:
Related party	—	176	57,436	318	—	57,930
Third party	711	4,650	—	—	—	5,361
Management fees:
Management fees—owned properties	—	4,643	—	—	(4,643)	—
Related party	—	197	6,808	—	—	7,005
Third party	—	3,774	—	—	—	3,774
Other fee income-related party	—	290	18,000	31	—	18,321
Other income	113	19	108	128	—	368

Total revenue	119,320	13,749	82,352	722	(4,643)	211,500
Operating Expenses:
Property operating expense	42,796	4,196	4,431	—	—	51,423
Intercompany management fees	4,643	—	—	—	(4,643)	—
Reimbursed expenses	711	4,826	57,436	318	—	63,291
Real estate taxes	10,921	—	—	—	—	10,921
Administrative expenses	—	—	—	12,254	—	12,254
Securities litigation and Audit/Special Committee expenses	—	—	—	—	—	—
Depreciation and amortization	30,187	—	299	520	—	31,006
Interest	26,838	—	—	1,532	—	28,370

Total operating expenses	116,096	9,022	62,166	14,624	(4,643)	197,265

Income (loss) before equity in earnings of unconsolidated entities, minority interest and income taxes from continuing operations	3,224	4,727	20,186	(13,902)	—	14,235
Equity in earnings of unconsolidated entities	—	—	3,073	—	—	3,073

Income (loss) before minority interest and income taxes from continuing operations	3,224	4,727	23,259	(13,902)	—	17,308
Income tax expense	—	66	5,514	—	—	5,580

Income (loss) before minority interest from continuing operations	3,224	4,661	17,745	(13,902)	—	11,728
Minority interest (income) loss attributable to continuing operations	—	—	—	(5,700)	—	(5,700)

Income (loss) from continuing operations	3,224	4,661	17,745	(19,602)	—	6,028
Discontinued Operations
(Loss) income from discontinued operations before minority interest	(438)	498	—	—	—	60
Minority interest (income) loss attributable to discontinued operations	—	—	—	(29)	—	(29)

Income from discontinued operations	(438)	498	—	29	—	31

Net income (loss)	$2,786	$5,159	$17,745	$(19,631)	$—	$6,059

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

13.    Segment Reporting (Continued)

	Student Housing	Student Housing Management	Military Housing	Corporate	Total
As of December 31, 2007:
Total assets	$1,352,640	$6,005	$95,820	$34,381	$1,488,846
Total liabilities	$983,477	$1,108	$16,691	$84,067	$1,085,344
As of December 31, 2006:
Total assets	$1,619,776	$2,560	$58,714	$32,940	$1,713,990
Total liabilities	$1,087,819	$4,435	$(16,551)	$223,015	$1,298,718

14.    Equity Incentive Plan

        In November 2004, the Company established an equity incentive plan (the "Plan") that provides for the issuance of up to 2,000,000 common shares pursuant to options, restricted share awards, share appreciation rights, performance units and other equity based awards, of which 1,901,642 were available for grant at December 31, 2007. As of December 31, 2007, the Company issued 98,358 restricted common shares under the Plan to non-employee members of the Company's Board of Trustees and to an executive officer of the Company. The restricted common shares vest over a three-year period from the grant date. The restricted common shares are entitled to the same dividend and voting rights during the vesting period as the issued and outstanding common shares. The fair value of the awards was calculated based on the closing market price of the Company's common shares on the grant date and is expensed on a straight-line basis over the vesting period.

        In 2007, 2006 and 2005, the Company recognized non-cash stock-based compensation expense related to the restricted common shares of $347,000, $260,000 and $131,000, respectively.

        The following table presents unvested restricted share activity during the year ended December 31, 2007:

	Unvested Number of Restricted Shares	Weighted Average Grant—Date Fair Value
Unvested at December 31, 2006	65,625	$13.32
Granted	14,448	$9.69
Vested and distributed	(24,637)	$13.29
Forfeited	—	—

Unvested at December 31, 2007	55,436	$12.39

        As of December 31, 2007, there was $517,000 of total unrecognized compensation cost related to future service periods for unvested restricted common shares, which is expected to be recognized once the remaining vesting periods have lapsed. The weighted average remaining vesting period is 1.25 years.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

15.    Earnings Per Share

        The following table details the number of shares and net income (loss) used to calculate basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except share and per share amounts):

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended To December 31, 2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income from continuing operations	$13,511	$13,511	$(5,980)	$(5,980)	$6,028	$6,028
Minority interest in continuing operations	—	10,252	—	(4,625)	—	5,700

Income from continuing operations available to shareholders	$13,511	$23,763	$(5,980)	$(10,605)	$6,028	$11,728

Net income (loss) from discontinued operations	17,920	17,920	994	994	31	31
Minority interest in discontinued operations	13,544	13,544	768	768	29	29

Income from discontinued operations available to common shareholders	$31,464	$31,464	$1,762	$1,762	$60	$60

Weighted-average common shares outstanding	41,533,616	41,533,616	40,889,508	40,889,508	32,623,564	32,623,564
Warrant	—	—	—	818,100	—	2,340,761
Restricted shares	—	—	—	12,104	—	5,682
Units of limited partnership held by minority interest holders	—	30,974,992	—	31,625,283	—	30,639,345

Total weighted-average shares outstanding	41,533,616	72,508,608	40,889,508	73,344,995	32,623,564	65,609,352

Earnings (loss) per common share:
Continuing operations	$0.33	$0.33	$(0.14)	$(01.14)	$0.19	$0.18
Discontinued operations	0.43	0.43	0.02	0.02	0.00	0.00

	$0.76	$0.76	$(0.12)	$(0.12)	$0.19	$0.18

16.    Discontinued Operations

        For the year ended December 31, 2007, 2006 and 2005, income from discontinued operations relates to six properties of the 12 properties sold during 2007. The other six properties that have been placed into a joint venture in which the Company has retained a 10% interest and have not been presented as discontinued operations because the Company (i) expects to receive significant continuing cash flows generated by earning management fees from the Company's ongoing management of the properties in addition to the cash flows resulting from the Company's 10% equity ownership in the joint venture that owns and operates the properties, and (ii) will continue to have significant involvement in the ongoing operations through its continuing management of the properties and its 10% equity ownership in the joint venture that owns the properties.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

16.    Discontinued Operations (Continued)

        The following table summaries the revenue and expense information relating to the properties classified as discontinued operations (in thousands):

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Revenue:
Rent and other operating income	$9,466	$18,220	$12,642
Other income	41	18	10

Total revenue	9,507	18,238	12,652
Expenses:
Property operating expenses	3,328	7,312	5,485
Real estate taxes	1,042	1,960	1,270
Depreciation and amortization	1,009	3,623	3,182
Interest expense	2,003	3,581	2,655

Total operating expenses	7,382	16,476	12,592
Income from discontinued operations before minority interest	2,125	1,762	60
Gain on sale of student housing properties	29,339	—	—
Minority interest	13,544	768	29

Income from discontinued operations	$17,920	$994	$31

        As of December 31, 2006, included in real estate investments and notes payable on the balance sheet was $125.2 million and $86.4 million respectively relating to the 12 properties that were sold during 2007.

17.    Summary of Quarterly Results (unaudited)

        The following tables summarize the quarterly financial data for the years ended December 31, 2007 and 2006:

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue from continuing operations	$79,774	$75,817	$78,974	$97,957	$332,522
Net income	$129	$24,083	$4,373	$2,846	$31,431
Basic earnings per common share	$0.00	$0.58	$0.11	$0.07	$0.76
Diluted earnings per common share	$0.00	$0.58	$0.11	$0.07	$0.76

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

17.    Summary of Quarterly Results (unaudited) (Continued)

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenue from continuing operations	$79,774	$67,194	$69,198	$76,310	$274,893
Net income (loss)	$1,140	$(541)	$(4,292)	$(1,293)	$(4,986)
Basic earnings (loss) per common share	$0.03	$(0.01)	$(0.10)	$(0.03)	$(0.12)
Diluted earnings (loss) per common share	$0.03	$(0.01)	$(0.10)	$(0.03)	$(0.12)

        During the second and third quarters of 2007, the Company recorded approximately $41.2 million and $11.1 million of gains on sales of student housing properties (including those to joint venture). During the first, second and third quarters of 2007, the Company recorded a charge of $61,000, $528,000 and $1.6 million, respectively, relating to settlement and legal costs associated with the securities related litigation matters (see Note 10). In addition, during the fourth quarter the Company recorded $383,000 of insurance recoveries and legal cost reductions related to securities litigation costs. During the fourth quarter of 2007, the Company recorded a gain of approximately $1.5 million on the sale of undeveloped land parcels to a third party.

        During the first, second, third and fourth quarters of 2006, the Company incurred $2.6 million, $2.3 million, $1.8 million and $1.1 million of costs, respectively, associated with the Audit Committee investigation which commenced during the first quarter of 2006 and the Special Committee fees associated with the activities of the Special Committee to explore strategic alternatives for the Company which was disbanded in December 2006. In addition, during the fourth quarter of 2006, the Company wrote-off approximately $1.1 million of deferred financing costs associated with the termination of the $150 million credit facility.

18.    Subsequent Events

        On February 11, 2008, the Company entered into two definitive agreements in connection with the sale of its military and student housing divisions. The first agreement is a securities purchase agreement with a U.S. subsidiary of Balfour Beatty of plc ("Balfour Beatty"), pursuant to which Balfour Beatty will purchase the Company's military housing division. The second agreement is a merger agreement with American Campus Communities, Inc. ("ACC"), pursuant to which, following the closing of the Military Housing transaction, the Company will be acquired by a subsidiary of ACC (the "Merger").

Military Housing Transaction

        Under the terms of the securities purchase agreement, Balfour Beatty will purchase all of the issued and outstanding capital stock and limited liability company interests of the subsidiaries representing the Company's military housing division for $350 million in cash, subject to adjustment pursuant to the terms of the securities purchase agreement (the "Military Housing Transaction").

        Completion of the Military Housing Transaction, which is not subject to shareholder approval, has been unanimously approved by the Company's Board of Trustees. The Military Housing Transaction is currently expected to close during the second quarter of 2008, subject to the satisfaction of certain closing conditions that are customary in connection with the sale of a business such as the military housing division. Balfour Beatty's obligation to close the transactions contemplated by the securities purchase agreement is not subject to a financing condition.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

18.    Subsequent Events (Continued)

Student Housing Transaction

        Following the sale of the military housing division, the Company will be acquired by ACC pursuant to the merger agreement. Under the terms of the merger agreement, each common share of the Company and each unit of the Company Operating Partnership will be entitled to receive at the closing of the Merger (i) 0.07642 of an ACC share of common stock and (ii) $3.36 in cash, or approximately $5.53 in value based on the closing price of ACC's shares of common stock on February 11, 2008 (the "Merger Consideration"). In connection with the Merger, the Company anticipates selling its home office (the "Home Office") immediately prior to the closing of the Merger, and will also have the right, but not the obligation, to sell ten additional student housing assets (collectively with the Home Office, the "Disposition Assets"). A percentage of the amount received, if any, in connection with the sale of the Disposition Assets will be payable to the Company's common shareholders and unitholders on the day preceding the closing of the Merger ("the Special Distribution") and will be in addition to the Merger Consideration. No assurance can be given that the Company will be successful in disposing of any of the Disposition Assets.

        Completion of the Merger is subject to the sale of the military housing division and certain other customary closing conditions, including approval of the Merger by the Company's shareholders. The closing of the Merger and the transactions contemplated by the merger agreement is not subject to a financing condition. The Merger is currently expected to close during the second quarter of 2008. The Merger has been unanimously approved by the Company's Board of Trustees, and will be recommended for approval by the Company's common shareholders.

        Based upon the foregoing transactions, the Company has determined that there are two disposal groups, Military Housing and Student Housing, and that both disposal groups are recoverable.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2007 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b)
Management's Report on Internal Control Over Financial Reporting

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

        Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2007, using the framework specified in Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        Management's assessment of the effectiveness of internal control over financial reporting has been audited by Reznick Group, P.C., our independent registered public accounting firm. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and
Shareholders of GMH Communities Trust

        We have audited GMH Communities Trust's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GMH Communities Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, GMH Communities Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, beneficiaries' equity, and cash flows of GMH Communities Trust, and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ Reznick Group, P.C.

Baltimore, Maryland
March 13, 2008

(c)
Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item 10 will be filed by amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year ended December 31, 2007.

Item 11.    Executive Compensation.

        The information required by this Item 11 will be filed by amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year ended December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item 12 will be filed by amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year ended December 31, 2007.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item 13 will be filed by amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item 13 will be filed by amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Financial Statements.

        The consolidated financial statements of GMH Communities Trust for the year ended December 31, 2007 are included in Part II, Item 8 of this report.

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
10.5*
Employment Agreement by and between the Registrant and John DeRiggi. (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).
10.6*
Employment Agreement by and between the Registrant and Joseph M. Macchione (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).
10.7*
Employment Agreement by and between the Registrant and J. Patrick O'Grady (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).

10.8*
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
10.10
Contribution Agreement, effective as of October 18, 2004, by and among GMH Communities, LP, Corporate Flight Services, Inc., GH 353 Associates, Inc., LVWD, Ltd., GMH Capital Partners Asset Services, LP and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant's Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 26, 2004, as amended (File No. 333-116343) ).
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
10.16
Contribution Agreement, dated as of March 22, 2005, by and among GMH Communities, LP and Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Denise Hubley and Robert DiGiuseppe (Incorporated by reference from the Registrant's Current Report on Form 8- K, as filed with the Securities and Exchange Commission on March 28, 2005).
10.17
Contribution Agreement, dated as of March 22, 2005, by and among GMH Communities, LP and Gary M. Holloway, Sr., Bruce F. Robinson, Joseph M. Coyle, Denise Hubley and Robert DiGiuseppe (Incorporated by reference from the Registrant's Current Report on Form 8- K, as filed with the Securities and Exchange Commission on March 28, 2005).

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
10.20
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
10.21
Full Service Lease, effective as of November 2, 2004, by and between 353 Associates, L.P. and GMH Military Housing, LLC. (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).
10.22
Full Service Lease, effective as of November 2, 2004, by and between 353 Associates, L.P. and GMH Communities, LP. (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).
10.23	Letter Agreement, dated February 11, 2008, between GMH Military Housing, LLC and 353 Associates, LP. (Filed herewith).
10.24*
First Amendment to Employment Agreement, dated as of July 23, 2006, by and between GMH Communities Trust and Bruce F. Robinson. (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 31, 2006).
10.25
Form of Agreement of Sale between College Park Investments, LLC and entities affiliated with Capstone Properties. (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.26
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

10.27
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
10.28
Note Purchase Agreement, dated May 7, 2007, between GMH Communities, LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 5, 2007).
10.29
Series 2007 Taxable Note, dated May 7, 2007, issued by GMH Communities, LP. (Incorporated by reference to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 5, 2007).
10.30
Trust Indenture, dated May 7, 2007, between GMH Communities, LP, as Issuer, and U.S. Bank Trust National Association, as Trustee. (Incorporated by reference to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 5, 2007).
10.31
Guaranty Agreement, dated May 7, 2007, by GMH Communities Trust, GMH Military Housing, LLC, GMH Military Housing Investments, LLC and the other entities listed as signatories thereto, in favor of U.S. Bank Trust National Association. (Incorporated by reference to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 5, 2007).
10.32
Pledge and Security Agreement, dated May 7, 2007, by and among GMH Military Housing, LLC, GMH Military Housing Development, LLC, GMH Military Housing Management, LLC, GMH Military Housing Investments, LLC, GMH Communities, LP and the other entities listed as signatories thereto, and U.S. Bank Trust National Association. (Incorporated by reference to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 5, 2007).
10.33
Amended and Restated Account Control Agreement and Security Agreement, dated December 20, 2007, between GMH Communities, LP, and the entities listed as signatories thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank Trust National Association. (Filed herewith).
10.34*
GMH Communities Trust Nonqualified Deferred Compensation Plan, dated effective as of September 1, 2007 (Incorporated by reference to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 2, 2007).
10.35
Agreement and Plan of Merger, dated as of February 11, 2008, by and among GMH Communities Trust, GMH Communities, Inc., GMH Communities, LP, American Campus Communities, Inc., American Campus Communities Operating Partnership LP, American Campus Communities Acquisition LLC and American Campus Communities Acquisition Limited Partnership LP. (Incorporated by reference to Registration Statement on Form 8-K filed with the Securities and Exchange Commission on February 14, 2008).
10.36
Securities Purchase Agreement, dated as of February 11, 2008, by and among GMH Communities Trust, GMH Communities, Inc., Balfour Beatty, Inc. and, solely for purposes of Article 8 therein, Balfour Beatty plc. (Incorporated by reference to Registration Statement on Form 8-K filed with the Securities and Exchange Commission on February 14, 2008).

10.37
Put Option to Sell Agreement, dated as of February 11, 2008, by and between GMH Communities, LP and Gary M. Holloway, Sr. (Incorporated by reference to Registration Statement on Form 8-K filed with the Securities and Exchange Commission on February 14, 2008).
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

  Schedule II—Valuation and Qualifying Accounts

  Schedule III—Real Estate and Accumulated Depreciation

GMH Communities Trust

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

Description	Balance beginning of Period	Additions Charged to Cost and Expenses	Write Off of Accounts	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2007	$331	$2,682	$(2,774)	$239

Year ended December 31, 2006	$710	$2,693	$(3,072)	$331

Year ended December 31, 2005	$159	$1,632	$(1,081)	$710

GMH Communities Trust
Schedule III—Real Estate and Accumulated Depreciation
(dollars in thousands)

					Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period December 31, 2007(3)
Property Name	Address	Location	# of Beds	Encumbrances at 31-Dec-07	Land	Buildings and Furniture	Land	Buildings and Furniture	Land	Buildings and Furniture	Total	Accumulated Depreciation	Date of Construction	Year Acquired	Depreciable Life, in years
Investments in student housing properties
University Crescent	4500 Burbank Drive	Baton Rouge, LA	660	$24,150	$1,562	$19,052	$—	$691	$1,562	$19,743	$21,304	$(2,017)	1999	2004	(2)
University Greens	2900 Oak Tree Avenue	Norman, OK	516	7,486	947	11,588	—	961	947	12,548	13,495	(1,451)	1999	2004	(2)
University Lodge	2024 Binford Street	Laramie, WY	481	10,526	925	11,931	—	507	925	12,438	13,363	(1,247)	2002	2004	(2)
University Pines	122 Lanier Drive	Statesboro, GA	552	12,269	1,210	13,974	—	420	1,210	14,394	15,604	(1,462)	2001	2004	(2)
University Trails	2210 Main Street	Lubbock, TX	684	15,725	5,921	19,993	—	278	5,921	20,271	26,192	(2,112)	2003	2004	(2)
University Court	4915 Belle Chase Boulevard	East Lansing, MI	516	13,422	1,081	15,057	—	309	1,081	15,366	16,447	(1,552)	2001	2004	(2)
University Estates	4500 W. Bethel Avenue	Muncie, IN	552	10,106	752	11,686	—	280	752	11,965	12,717	(1,235)	2001	2004	(2)
University Gables	2827 S. Rutherford Boulevard	Murfreesboro, TN	648	15,480	778	17,528	—	381	778	17,909	18,688	(1,817)	2001	2004	(2)
University Manor	3535 E. 10th Street	Greenville, NC	600	14,412	1,615	16,042	—	256	1,615	16,298	17,912	(1,620)	2002	2004	(2)
University Mills	2124 W. 27th Street	Cedar Falls, IA	481	8,906	1,313	11,556	—	59	1,313	11,615	12,928	(1,165)	2002	2004	(2)
University Place	100 Wahoo Way	Charlottesville, VA	528	12,832	1,387	16,838	—	136	1,387	16,973	18,360	(1,694)	2003	2004	(2)
Collegiate Hall	500 Palisades Drive	Birmingham, AL	528	9,908	1,369	14,380	—	327	1,369	14,707	16,076	(1,528)	2001	2004	(2)
Campus Club—Statesboro	211 Lanier Drive	Statesboro, GA	984	18,811	2,089	28,429	—	429	2,089	28,857	30,947	(2,808)	2003	2004	(2)
Campus Connection(1)	1601 North Linclon Avenue	Urbana, IL	864	14,193	2,248	20,388	—	1,247	2,248	21,635	23,883	(2,130)	1998	2004	(2)
University Fields	200 Curtis Street	Savoy, IL	588	—	1,319	17,061	—	402	1,319	17,463	18,782	(1,622)	1999	2004	(2)
University Oaks	21 National Guard Rd	Columbia, SC	662	22,150	1,734	23,442	—	221	1,734	23,663	25,397	(2,185)	2004	2004	(2)
University Pointe	2323 Glenna Goodacre Blvd.	Lubbock, TX	682	21,300	5,929	23,442	—	297	5,929	23,738	29,668	(2,247)	2004	2004	(2)
Chapel Ridge	101 Legacy Terrace	Chapel Hill, NC	544	16,180	1,748	24,490	(6)	351	1,743	24,841	26,584	(2,387)	2003	2004	(2)
University Centre	5200 Croyden Avenue	Kalamazoo, MI	700	19,875	1,599	24,585	—	221	1,599	24,806	26,405	(2,297)	2004	2004	(2)
The Summit	1801 Monks Avenue	Mankato, MN	672	23,825	1,291	22,151	(14)	345	1,277	22,496	23,773	(2,057)	2003	2004	(2)
University Highlands	2800 Enterprise Blvd	Reno, NV	732	—	4,744	27,759	—	197	4,744	27,956	32,700	(2,601)	2004	2004	(2)
Grand Marc at University Village	3549 Iowa Avenue	Riverside, CA	760	42,091	0	54,655	(0)	494	—	55,149	55,149	(4,997)	2001	2004	(2)
The Verge	6730 4th Avenue	Sacramento, CA	792	31,400	3,894	47,369	—	244	3,894	47,612	51,506	(3,901)	2004	2005	(2)
WillowTree Apartments	1819 Willowtree Lane	Ann Arbor, MI	568	14,995	1,844	22,438	—	1,957	1,844	24,395	26,239	(2,173)	1967-1968	2005	(2)
WillowTree Towers	1819 Willowtree Lane	Ann Arbor, MI	283	7,336	875	10,661	—	219	875	10,881	11,756	(969)	1974	2005	(2)
Campus Walk	401 Hathorn Road	Oxford, MS	432	8,133	1,469	11,758	—	356	1,469	12,114	13,583	(1,111)	2001	2004	(2)
Pirate's Cove	3305 East 10th Street	Greenville, NC	1,056	20,492	2,243	28,595	—	771	2,243	29,365	31,608	(2,614)	2000	2004	(2)
The Enclave	706 Napolean Road	Bowling Green, OH	480	9,928	1,144	12,423	—	173	1,144	12,596	13,740	(1,046)	2002	2005	(2)
The View	301 West Charleston Street	Lincoln, NE	588	7,238	822	11,119	—	348	822	11,467	12,288	(1,007)	2003	2005	(2)
State College Park	348 Blue Course Drive	State College, PA	752	11,759	1,456	17,669	—	435	1,456	18,103	19,560	(1,486)	1991	2005	(2)
Nittany Crossing	601 Vairo Boulevard	State College, PA	684	11,830	1,450	17,604	—	277	1,450	17,881	19,331	(1,483)	1996	2005	(2)
Grand Marc at Seven Corners	1849 Washington Avenue South	Minneapolis, MN	440	18,604	3,616	24,276	—	1,023	3,616	25,299	28,915	(2,061)	2000	2005	(2)
Chapel View	2701 Homestead Road	Chapel Hill, NC	358	9,690	2,510	12,584	—	1,010	2,510	13,595	16,104	(1,207)	1986	2005	(2)
Campus Ridge Apartments(1)	1301 Seminole Drive	Johnson City, TN	528	11,530	693	8,393	—	2,008	693	10,401	11,094	(985)	2000	2005	(2)
Southview Apartments	1068-N Lois Lane	Harrisonburg, VA	960	18,918	1,668	28,007	—	610	1,668	28,617	30,286	(2,149)	1996-1998	2005	(2)
Stonegate Apartments	1820 Putter Court	Harrisonburg, VA	672	14,264	1,271	21,136	—	661	1,271	21,797	23,068	(1,691)	1999-2000	2005	(2)
The Commons	869 Port Republic Road	Harrisonburg, VA	528	6,140	773	12,477	—	332	773	12,808	13,581	(968)	1991	2005	(2)
Blanton Commons	1505 Lankford Drive	Valdosta, GA	596	22,697	1,885	22,961	—	319	1,885	23,281	25,166	(1,600)	2005	2005	(2)
The Towers at Third	302 East John Street	Champaign, IL	295	14,491	4,589	18,338	3	1,352	4,592	19,689	24,282	(1,421)	1973	2005	(2)
Campus Walk—UNCW	455 Racine Drive	Wilmington, NC	290	6,700	1,812	8,432	—	270	1,812	8,702	10,514	(622)	1990	2005	(2)
University Crossing (Conrail)	3175 JFK Boulevard	Philadelphia, PA	1,026	43,319	10,850	49,374	—	1,684	10,850	51,058	61,908	(3,810)	1929/2003(5)	2005	(2)
University Meadows	4310 Sterling Way	Mount Pleasant, MI	616	9,633	639	13,261	—	488	639	13,748	14,387	(926)	2001	2005	(2)
Pegasus Connection	11841 Jefferson Commons Circle	Orlando, FL	930	29,914	4,596	43,762	—	790	4,596	44,553	49,149	(2,871)	2000	2005	(2)

					Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period December 31, 2007(3)
Property Name	Address	Location	# of Beds	Encumbrances at 31-Dec-07	Land	Buildings and Furniture	Land	Buildings and Furniture	Land	Buildings and Furniture	Total	Accumulated Depreciation	Date of Construction	Year Acquired	Depreciable Life, in years
University Village—Royal Riverwood	7767 La Riviera Drive	Sacramento, CA	394	14,740	5,990	15,687	—	2,225	5,990	17,913	23,903	(1,231)	1979/2006(5)	2006	(2)
Jacob Heights	1801 Monks Avenue	Mankato, MN	162	3,850	430	5,874	—	84	430	5,958	6,388	(358)	2004	2006	(2)
The Commons on Oak Tree	1111 Oak Tree Avenue	Norman, OK	780	11,729	2,050	16,380	—	1,149	2,050	17,529	19,579	(1,056)	1995	2006	(2)
Lion's Crossing	201 Vairo Boulevard	Aspen, GA	696	8,138	2,860	17,083	—	888	2,860	17,971	20,831	(1,062)	1996	2006	(2)
The Club	425 Riverbend Parkway	Wilmington, NC	480	10,040	2,002	10,585	—	477	2,002	11,062	13,064	(681)	1989/2001(5)	2006	(2)
Brookstone Village	420 Racine Drive	State College, PA	238	4,141	950	5,168	—	152	950	5,320	6,270	(323)	1994	2006	(2)
Stadium Suites	112 Silo Court	Columbia, SC	924	27,084	4,750	31,169	—	158	4,750	31,327	36,077	(1,535)	2004	2006	(2)
Aztec Corner	5504 Montezuma Road	San Diego, CA	602	28,600	10,400	26,978	—	1,553	10,400	28,531	38,931	(1,429)	1997-2005(6)	2006	(2)
Jacob Heights III	1801 Monks Avenue	Mankato, MN	96	2,948	210	3,674	—	13	210	3,687	3,897	(150)	2006	2006	(2)
Cambridge at Southern	130 Lanier Drive	Athens, GA	564	18,388	1,900	22,331	—	58	1,900	22,389	24,289	(707)	2006	2006	(2)
Lakeside	1000 Lakeside Drive	Starkville, MS	772	14,100	1,448	16,297	—	1,133	1,448	17,430	18,877	(639)	1991	2006	(2)
Campus Trails	1000 Campus View Drive	Bloomington, IN	480	7,486	1,763	8,583	—	634	1,763	9,217	10,980	(342)	1997	2006	(2)
Campus Corner	1150 Clarizz Boulevard	Oxford, OH	796	22,266	1,598	26,717	—	325	1,598	27,042	28,640	(978)	1994	2006	(2)
Hawk's Landing	5262 Brown Road	Lexington, KY	484	15,600	847	19,575	—	452	847	20,026	20,873	(725)	1996	2006	(2)
The Courtyards	845 Red Mile Road	Tuscaloosa, AL	676	16,875	2,243	19,106	—	724	2,243	19,830	22,073	(736)	1993	2006	(2)
Campus Way	301 Helen Keller Boulevard	Urbana, IL	676	15,375	1,439	18,145	—	87	1,439	18,232	19,671	(661)	1998	2006	(2)
Lincoln View	1321 North Lincoln Avenue	Columbia, SC	732	16,575	2,200	18,465	—	335	2,200	18,800	21,000	(645)	1994/1999(7)	2006	(2)
Riverside Estates	800 Alexander Road	Baton Rouge, LA	700	16,200	3,659	15,560	—	267	3,659	15,827	19,487	(591)	1995	2006	(2)
Burbank Commons	4600 Burbank Drive	East Lansing, MI	532	14,888	2,908	15,982	—	452	2,908	16,434	19,342	(609)	1999	2006	(2)
Abbott Place	2501 Abbott Road	Eugene, OR	654	17,850	3,659	18,917	—	349	3,659	19,266	22,926	(714)	1999	2006	(2)
Blanton Commons II	1505 Lankford Drive	Valdosta, GA	264	6,303	900	10,338	—	0	900	10,339	11,239	(124)	2007	2007	(2)
Huntsville Land(8)	Various	Huntsville, TX	—	—	1,995	—	—	—	1,995	—	1,995	—	—	2006	—
Contruction in process	Various	Various	—	—	—	—	—	3,074	—		3,074	—	—	—	—
Management Company	10 Campus Boulevard	Newtown Square, PA	—	—	—	—	1,292	704	1,292	704	1,996	(203)	—	—	—

Total investments in student housing properties			38,510	$955,831	$147,862	$1,231,280	$1,274	$39,425	$149,136	$1,267,632	1,419,842	$(95,830)
Corporate assets
Corporate headquarters(4)	10 Campus Boulevard	Newtown Square, PA	—	—	2,096	4,874	—	327	2,096	5,201	7,297	(459)	2000	2004	(2)

Total investment in real estate and corporate assets			38,510	$955,831	$149,958	$1,236,154	$1,274	$39,752	$151,232	$1,272,833	$1,427,139	$(96,289)

Notes:

(1)
Includes an undeveloped parcel of land.

(2)
Depreciation is computed based on the following estimated lives:

Land	No depreciation
Buildings	40 years
Building Improvements	3-10 years
Furniture, Fixtures and Equipment	3-5 years
(3)
At December 31, 2007, the aggregate net carrying amount for land and buildings and improvements for federal income tax reporting was approximately $1.3 billion.

(4)
Includes land and building as reported in our Corporate Segment. This balance excludes certain technology equipment, furniture and other capital assets that are non real estate related.

(5)
Year Built/ Year Renovated

(6)
Built in three phases (1997, 2001, 2005)

(7)
Built in two phases

(8)
Includes five undeveloped parcels of land

Summary of Real Estate and Accumulated Depreciation Activity:

	2007	2006	2005	2004
Balance beginning of period	1,666,719	1,217,164	645,605	6,970
Additions during the period:
Acquisitions	13,235	409,756	549,139	638,464
Capital Expenditures	14,142	20,650	4,115	171
AEW Joint Venture Consolidation	(38,653)	20,291	15,570	—
Construction in progress	1,481	(1,142)	2,735	—
Write off fully depreciated assets
Dispositions	(229,785)

Balance at close of period	1,427,139	1,666,719	1,217,164	645,605

Balance beginning of period	67,165	29,203	3,928	—
Depreciation expense	41,283	37,962	25,275	3,928
Write off fully depreciated assets	—	—	—	—
Dispositions	(12,159)	—	—	—

Balance at close of period	96,289	67,165	29,203	3,928

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2008	GMH COMMUNITIES TRUST
/S/ GARY. M. HOLLOWAY Gary M. Holloway, Sr. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY M. HOLLOWAY Gary M. Holloway, Sr.	President, Chief Executive Officer and Chairman of our Board of Trustees (Principal Executive Officer)	March 14, 2008
/s/ BRUCE F. ROBINSON Bruce F. Robinson	President of Military Housing Business and Trustee	March 14, 2008
/s/ J. PATRICK O'GRADY J. Patrick O'Grady	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2008
/s/ FREDERICK F. BUCHHOLZ Frederick F. Buchholz	Trustee	March 14, 2008
/s/ RADM JAMES W. EASTWOOD (Ret) RADM James W. Eastwood (Ret)	Trustee	March 14, 2008
/s/ MICHAEL D. FASCITELLI Michael D. Fascitelli	Trustee	March 14, 2008
/s/ STEVEN J. KESSLER Steven J. Kessler	Trustee	March 14, 2008
/s/ DENNIS J. O'LEARY Dennis J. O'Leary	Trustee	March 14, 2008
/s/ DENIS J. NAYDEN Denis J. Nayden	Trustee	March 14, 2008
/s/ RICHARD A. SILFEN Richard A. Silfen	Trustee	March 14, 2008

QuickLinks

GMH COMMUNITIES TRUST INDEX TO FORM 10-K
Cautionary Note Regarding Forward-Looking Statements
PART I
  Item 1. Business
Military Housing Privatization Projects in Operation as of December 31, 2007
Profile of Major Competitors
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
  Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
GMH COMMUNITIES TRUST CONSOLIDATED BALANCE SHEETS (in thousands, except par value and number of shares)
GMH COMMUNITIES TRUST CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, (in thousands, except per share information)
GMH COMMUNITIES TRUST CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY (in thousands, except number of shares and per share information)
GMH COMMUNITIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, (in thousands)
GMH COMMUNITIES TRUST Notes to Consolidated Financial Statements December 31, 2007
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
GMH Communities Trust Schedule II Valuation and Qualifying Accounts (dollars in thousands)
SIGNATURES