Form 10-K/A
period 2007-12-31
GMH Communities Trust
filed 2008-03-28
CIK 1293200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2008 annual meeting of shareholders are incorporated by reference into Item11 of Part III of this Form 10-K.

EXPLANATORY NOTE

        The registrant, GMH Communities Trust, is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Form 10-K") to incorporate into the Form 10-K the audited consolidated financial statements of GMH/GF II Student Housing Associates II, LLC, a significant fifty percent-or-less owned person accounted for by the equity method by the registrant, which are required to be filed by the Securities and Exchange Commission (the "SEC") pursuant to Regulation S-X, Rule 3-09.

        This Form 10-K/A amends the Form 10-K solely by the addition of the GMH/GF II Student Housing Associates II, LLC financial statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:

  •
  Part IV—Item 15—Exhibits, Financial Statement Schedules

        This Form 10-K/A has been signed as of a current date and all certifications of the Company's Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 31, 2007, including any amendments to those filings.

i

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Financial Statements.

        The financial statements and schedule listed below are filed as part of the Form 10-K.

INDEX TO FINANCIAL STATEMENTS

PAGE
Independent Auditors Report	1
GMH/GF II Student Housing Associates II, LLC Balance Sheets as of December 31, 2007	2
GMH/GF II Student Housing Associates II, LLC Statement of Operations for the period from April 12, 2007 (date of inception) through December 31, 2007	3
GMH/GF Student Housing Associates II, LLC Statements of Members' Equity for the period from April 12, 2007 (date of inception) through December 31, 2007	4
GMH/GF Student Housing Associates II, LLC Statement of Cash Flows for the period from April 12, 2007 (date of inception) through December 31, 2007	5
Notes to Financial Statements	6

ii

Independent Auditors' Report

To the Members
GMH/GF II Student Housing Associates II, LLC

        We have audited the accompanying balance sheet of GMH/GF II Student Housing Associates II, LLC as of December 31, 2007, and the related statements of operations, member's equity and cash flows from April 12, 2007 (date of inception) through December 31, 2007. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GMH/GF II Student Housing Associates II, LLC as of December 31, 2007, and the results of its operations, the changes in members' equity and its cash flows from April 12, 2007 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.
Baltimore, Maryland
March 24, 2008

GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC

BALANCE SHEET

December 31, 2007

ASSETS
Rental Property
Land	$8,950,902
Buildings	106,379,411
Furniture for project/tenant use	2,663,323
Office furniture and equipment	2,915
Machinery and equipment	7,883

118,004,434
Less accumulated depreciation	(2,219,104)

115,785,330
Cash	899,956
Restricted cash	1,162,996
Accounts receivable—tenants	9,898
Prepaid expenses	8,345
Lease intangibles, net of accumulated amortization of $1,018,952	632,556
Deferred leasing costs, net of accumulated amortization of $15,093	21,131
Deferred financing costs, net of accumulated amortization of $159,746	898,600

Total assets	$119,418,812

LIABILITIES AND MEMBERS' EQUITY
Mortgage notes payable	$92,501,000
Accounts payable and accrued expenses	897,371
Accrued interest payable	435,934
Deferred revenue	542,869
Security deposits	76,510

Total liabilities	94,453,684
Member's equity	24,965,128

Total liabilities and members' equity	$119,418,812

See notes to financial statements

GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC

STATEMENT OF OPERATIONS

Period from April 12, 2007 (date of inception)
through December 31, 2007

Revenue
Rent and other property revenue, net of vacancies	$10,673,875
Other income	13,081

Total revenue	10,686,956

Expenses
Utilities	1,692,835
Operating and maintenance	1,875,798
Administrative	677,559
Management fees	445,010
Real estate taxes	916,469
Interest, including amortization of deferred financing costs of $159,746	3,832,377
Depreciation and amortization	3,253,149

Total expenses	12,693,197

Net loss	$(2,006,241)

See notes to financial statements

GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC

STATEMENT OF MEMBERS' EQUITY

Period from April 12, 2007 (date of inception)
through December 31, 2007

	GF II/ GMH II LLC	College Park Investments LLC	Total
Contributions	$25,246,232	$2,805,137	$28,051,369
Distributions	(972,000)	(108,000)	(1,080,000)
Net loss	(1,805,617)	(200,624)	(2,006,241)

Members' equity (deficit) December 31, 2007	$22,468,615	$2,496,513	$24,965,128

See notes to financial statements

GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC

STATEMENT OF CASH FLOWS

Period from April 12, 2007 (date of inception)
through December 31, 2007

Cash flows from operating activities
Net loss	$(2,006,241)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2,219,104
Amortization of intangible assets	1,034,045
Amortization of deferred financing costs	159,746
Changes in operating assets and liabilities
Increase in accounts receivable	(9,898)
Increase in prepaid expenses and utility deposits	(36,120)
Increase in accounts payable	897,371
Increase in tenant security deposits and deferred revenue	619,379
Increase in accrued interest	435,934

Net cash provided by operating activities	3,313,320

Cash flows from investing activities
Purchase of rental property	(116,887,029)
Deposits to restricted cash	(3,048,963)
Releases from restricted cash	1,913,742

Net cash used in investing activities	(118,022,250)

Cash flows from financing activities
Capital contributions	25,246,232
Distributions	(1,080,000)
Payment of loan acquisition costs	(1,058,346)
Proceeds from mortgage notes payable	92,501,000

Net cash provided by financing activities	115,608,886

Net increase in cash and cash equivalents	899,956
Cash and cash equivalents at inception	—

Cash and cash equivalents at end of year	$899,956

Supplemental disclosure of cash flow information
Cash paid for interest	$3,236,697

Supplemental disclosure of noncash investing and financing activities
Noncash contribution of rental property	$2,805,137

See notes to financial statements

GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 1    Organization and Nature of Operations

        GMH/GF II Student Housing Associates II, LLC (the Company) was formed on April 12, 2007, as a Delaware Limited Liability Company, in accordance with the terms and provisions of the operating agreement dated April 12, 2007 (the Operating Agreement). The Company was formed between College Park Investments, LLC (College Park) and GFII/GMH II LLC (Fidelity), (collectively the Members). As of December 31, 2007, Fidelity and College Park maintain a 90% and 10% interest in the Company, respectively.

        The Company was formed for the purpose of owning and managing six student housing apartment buildings (collectively, the Properties) in multiple states. Five properties and one property were acquired on April 13, 2007 and June 28, 2007, respectively, in transactions accounted for under the purchase method of accounting.

Note 2    Significant Accounting Policies

Basis of Accounting

        The accompanying financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Real Estate Investments

        We carry real estate investments at cost, net of accumulated depreciation. Cost of acquired assets includes the purchase price and related closing costs. We allocate the cost of real estate investments to net tangible and identified intangible assets based on relative fair values in accordance with SFAS No. 141, "Business Combinations" (SFAS 141). We estimate fair value based on information obtained from a number of sources, including our due diligence, marketing and leasing activities, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, and other market data.

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

        We expense routine repair and maintenance expenditures that do not improve the value of an asset or extend its useful life, including turnover costs. We capitalize expenditures that improve the value and extend the useful life of an asset. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally 40 years for buildings and three to five years for residential furniture and appliances.

        In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are

GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 2    Significant Accounting Policies (Continued)

reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. When required, we review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. As of December 31, 2007, none of the Company's properties require an impairment charge.

Cash and Cash Equivalents

        All highly-liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents at December 31, 2007 consist of operating cash of the Company.

Restricted Cash

        Restricted cash consists of cash held as escrow for real estate taxes, capital expenditures and other amounts, as required by the terms of various loan agreements.

Accounts Receivable and Bad Debts

        Accounts receivable is charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

Deferred Costs

        The Company has capitalized certain expenditures related to the leasing and financing of the Properties. Deferred leasing costs are amortized, on a straight-line basis, over the terms of the related leases which are typically twelve month leases. Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loans, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred leasing and financing costs was $15,093 and $159,746 respectively as of December 31, 2007.

Revenue Recognition

        Rental revenue is recognized when due over the lease terms, which are generally 12 months or less.

GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 2    Significant Accounting Policies (Continued)

        Other property income, including, but not limited to, lease processing fees, move-in fees, utility reimbursements and activity fees is recognized as earned throughout the course of the year. The timing of these fees typically fluctuates in relation to the academic year leasing cycle.

Deferred Revenue

        Deferred revenue represents revenue received from tenants prior to their due dates.

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

Note 3    Related Party Transactions

        College Park Management TRS, Inc., a subsidiary of College Park Management, LLC is under common ownership and control with College Park and provides management services to the Properties and in return receives a management fee equal to 4% of gross receipts. For the period from April 13, 2007 through December 31, 2007 the Company paid $445,010 for these services.

        In addition, other payroll and administrative costs, at actual amounts incurred, are allocated from entities related to College Park through common ownership and control to the Company. For the period from April 12, 2007 through December 31, 2007, the Company incurred $783 for these services.

GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 4    Mortgage Notes Payable

        The Company obtained separate mortgage notes payable to finance the properties. The mortgage notes all require interest-only payments through their maturity dates. All unpaid principal is due upon maturity. The following table summarizes the mortgage notes for each of the properties:

Property	Lender	Maturity Date	Principal	Fixed Interest Rate
University Heights	Wells Fargo	5/1/2012	$18,160,000	5.54%
Uptown	Wells Fargo	5/1/2012	20,160,000	5.51%
University Walk	Wells Fargo	5/1/2012	14,760,000	5.51%
The Ridge	Wells Fargo	5/1/2012	23,120,000	5.53%
The Edge I	Wells Fargo	5/1/2012	11,845,000	5.50%
The Edge II	Wells Fargo	7/1/2010	4,456,000	4.54%

Total Mortgage Notes Payable			$92,501,000

        Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of mortgage notes payable approximates its carrying value.

        The future scheduled maturities of long-term debt are as follows:

2008	$—
2009	—
2010	4,456,000
2011	—
2012	88,045,000

$92,501,000

        The mortgage notes payable contain various financial and nonfinancial covenants customarily found in mortgage notes payable of these types. As of December 31, 2007, the Properties are in compliance with such covenants.

Note 5    Members' Equity

Allocation of Net Income

        Net income is allocated to the Members in accordance with the provisions of the Operating Agreement, which is generally in the same percentage as ownership.

Distributions of Cash Flows from Operations

        Distributions of cash flows from Operations, as defined, is to be made monthly to the Members in accordance with their percentage interests.

GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 5    Members' Equity (Continued)

Distributions of Cash Flow from Capital Transactions

        Distributions of net proceeds from a capital transaction shall be made on the date of the capital transaction in the following order of priority:

  (a)
  First, to the Members in proportion to the percentage interest, until each Member has received distributions equal to the aggregate amount of deposits forfeited to the Company and which were paid to the Company by a Member or any affiliate of a Member in connection with the proposed purchase of Company assets;

  (b)
  Next, to the Members in proportion to the percentage interest, until each member has received cumulative distributions of net cash flow from operations and cumulative distributions of net proceeds from capital transactions equal to a 10% cumulative return on its capital contribution;

  (c)
  Next, 75% to Fidelity and 25% to College Park until the distributions from (b) and (c) to Fidelity have equaled the capital contributions made by Fidelity to provide Fidelity with a 16% cumulative return on its capital contribution; and

  (d)
  Thereafter, 60% to Fidelity and 40% to College Park.

Note 6    Concentration of Credit Risk

        The Company maintains its cash balances in several accounts in one bank. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At times these balances may exceed the federal insurance limits; however, the Company has not experienced any losses with respect to its bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at December 31, 2007.

(b)
Exhibits Required by Item 601 of Regulation S-K.

Exhibit	Description of Document
23.1	Consent of Reznick Group, P.C. relating to financial statements for GMH/GF II Student Housing Associates II, LLC (Filed herewith).
31.1	Certifications of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
31.2	Certifications of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)
32.1	Certifications of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certifications of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
(c)
Financial Statement Schedules.

  The financial statement schedules of GMH/GF II Student Housing Associates II, LLC are included under subsection (a) of this Item 15.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008	GMH COMMUNITIES TRUST
/S/ GARY M. HOLLOWAY Gary M. Holloway, Sr. President and Chief Executive Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report
GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC BALANCE SHEET December 31, 2007
GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC STATEMENT OF OPERATIONS Period from April 12, 2007 (date of inception) through December 31, 2007
GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC STATEMENT OF MEMBERS' EQUITY Period from April 12, 2007 (date of inception) through December 31, 2007
GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC STATEMENT OF CASH FLOWS Period from April 12, 2007 (date of inception) through December 31, 2007
GMH/GF II STUDENT HOUSING ASSOCIATES II, LLC NOTES TO FINANCIAL STATEMENTS December 31, 2007
SIGNATURES