Form 10-K/A
period 2007-12-31
GMH Communities Trust
filed 2008-04-29
CIK 1293200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 001-32290

GMH Communities Trust
(Exact name of registrant as specified in its charter)

Maryland	201181390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Campus Boulevard
Newtown Square, Pennsylvania	19073
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (610) 355-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.001 par value per share	New York Stock Exchange

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

         DOCUMENTS INCORPORATED BY REFERENCE

         None.

EXPLANATORY NOTE

        The registrant, GMH Communities Trust, is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Form 10-K") to incorporate into the Form 10-K the information required by Part III .

        Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 12b-15, the registrant has also amended the Form 10-K to provide currently-dated certifications from the registrant's chief executive officer and chief financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 or the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

        Except for the information provided in Part III and the filing of revised certifications, this Amendment No. 2 does not amend the registrant's previously filed Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our Trustees and Executive Officers

        The business and affairs of GMH Communities Trust, referred to herein as we, the Company or the Trust, are managed under the direction of our Board of Trustees. Our Board of Trustees consists of nine members. We believe Messrs. Buchholz, Eastwood, Kessler, Nayden and Silfen meet the independence requirements of the New York Stock Exchange, or NYSE. Our board is responsible for determining independence. Our shareholders elect our trustees annually and our trustees serve and hold office until our next annual shareholder meeting and until their successors are duly elected and qualify except as otherwise described below. All executive officers are elected by the Board of Trustees to serve in their respective capacities until their successors are elected and qualify or until their earlier resignation or removal. The following table sets forth certain information regarding our executive officers and trustees:

Name	Age	Title
Gary M. Holloway, Sr.(1)	52	Chairman, President and Chief Executive Officer
Bruce F. Robinson(1)	52	President of Military Housing Business and Trustee
Frederick F. Buchholz	62	Trustee
RADM James W. Eastwood	62	Trustee
Michael D. Fascitelli(2)	51	Trustee
Steven J. Kessler	65	Trustee
Denis J. Nayden	54	Trustee
Dennis J. O'Leary(1)	60	Trustee
Richard A. Silfen	45	Trustee
John DeRiggi	41	President of Student Housing Business
J. Patrick O'Grady	47	Executive Vice President and Chief Financial Officer
Joseph M. Macchione	42	Executive Vice President, General Counsel and Secretary
Marina Dikos	38	Senior Vice President and Chief Accounting Officer

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

        Dennis J. O'Leary served as our interim Chief Financial Officer from March 31, 2006 through June 30, 2006. Effective as of July 1, 2006, Mr. O'Leary's position with the Company became Executive Vice President and Principal Financial Officer. Mr. O'Leary ceased to be an employee of the Company on August 15, 2006 after the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Mr. O'Leary has been an independent consultant and a private investor since January 2004, working as a consultant to GMH Communities Trust and its predecessor entities on financial, structuring and compensation matters since March 2004. He was a partner with Ernst & Young LLP during 2002 and 2003, heading up the firm's New York Region—Insurance Tax Practice. From 1985 to 2001, Mr. O'Leary was a senior vice president with Reliance Group Holdings, Inc. where he was responsible for worldwide tax planning. Prior to that time, he was a partner with Touche Ross & Co, Certified Public Accountants. Mr. O'Leary received his Bachelor of Arts in Economics from LaSalle University in 1970 and an MBA in Accounting and Finance from Temple University in 1973. He became a certified public accountant in 1974.

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

        John DeRiggi is president of our student housing business. Mr. DeRiggi was promoted to the position of president of our student housing business on July 1, 2006, from his prior position as Executive Vice President and Chief Investment Officer. As president of our student housing business, Mr. DeRiggi is responsible for the oversight of all aspects of the student housing division, including management and operations. As chief investment officer, Mr. DeRiggi is responsible for capital markets activities for GMH Communities Trust, including asset level financing. In his prior position as Executive Vice President, Mr. DeRiggi was responsible for acquisition of student housing assets, and development of new student housing properties. Previously, Mr. DeRiggi was senior vice president of GMH Capital Partners, LP, with direct oversight of the Corporate Services Group, the Investment Services Group, and portfolio/data administration. Previously, Mr. DeRiggi was a member of GMH Associates' Investment Acquisition Group, where he was responsible for structuring the acquisition of residential and commercial properties for the Company's investment accounts. Prior to joining GMH Associates in 1997, Mr. DeRiggi was an investment property specialist with the Tampa, Florida office of the Grubb & Ellis Company. He holds a Bachelor of Science degree in Business from the State University of New York and an MBA with distinction from Hofstra University.

        J. Patrick O'Grady is our executive vice president and chief financial officer since July 1, 2006. Mr. O'Grady oversees the Company's accounting and financial reporting activities, including its student housing and military housing divisions. Prior to joining the Company, Mr. O'Grady served as an Assurance Partner with KPMG LLP from May 2002 and previously as a partner with Arthur Andersen LLP from September 1997-May 2002. Mr. O'Grady has served many entrepreneurial companies primarily in the real estate and healthcare industries and has been involved with three REIT IPO's and has served many REIT's, developer's, broker's and property managers during his career. He has participated in transactions raising over $3 billion of debt and equity financing. Mr. O'Grady is a member of the AICPA, PICPA and NAREIT and is a licensed certified public accountant in Pennsylvania and Florida. Mr. O'Grady holds a Bachelor of Science degree in accounting from LaSalle University where he graduated magna cum laude.

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

        Marina Dikos is our senior vice president and chief accounting officer. From August 2006 through September 2007, Ms. Dikos served as our corporate controller. Ms. Dikos oversees the management of the Company's accounting and financial reporting processes including its student housing and military housing divisions. Prior to joining the Company, Ms. Dikos served as an Assurance Senior Manager with KPMG since September 2002, and previously as an Experienced Senior Manager with Arthur Andersen LLP. In addition to extensive SEC reporting and financial systems oversight, Ms. Dikos has significant experience with Sarbanes-Oxley compliance, due diligence on potential acquisitions and public and private equity raises. Ms. Dikos is a member of the AICPA, PICPA, and NAREIT and is a licensed certified public accountant in Pennsylvania. Ms. Dikos holds a Bachelor of Arts degree in Management from Gettysburg College.

Audit Committee and Audit Committee Financial Expert

        The Company's Audit Committee is comprised of three independent trustees, Messrs. Eastwood, Kessler and Silfen. The Audit Committee has been established as a separately-designated standing committee of the Company's Board of Trustees in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Each of the members of the Audit Committee meets the financial literacy requirements of the NYSE and is independent as defined under the Company's Corporate Governance Guidelines and consistent with the listing standards of the NYSE. The Board has affirmatively determined that Mr. Kessler, who serves as the chairperson of the Audit Committee, is an "audit committee financial expert" as defined under applicable SEC regulations. In accordance with the terms of the Audit Committee formal charter, the Audit Committee oversees, reviews and evaluates:

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

        Based solely on its review of the copies of Forms 3, 4 and 5 furnished to the Company during or with respect to 2007, or written representations from certain reporting persons that no such forms were required to be filed by such persons, we believe that all of the Company's executive officers, trustees and greater than 10% shareholders complied during 2007 with all filing requirements applicable to them.

Code of Ethics

        Code of Business Conduct and Ethics.    The Company has adopted a Code of Business Conduct and Ethics in accordance with the corporate governance rules of the NYSE. The code contains a policy that prohibits conflicts of interest between the Company's officers, employees and trustees on the one hand, and the Company on the other hand, except where our Audit Committee approves of the transaction involving the potential conflict. The Company's conflicts of interest policy states that a conflict of interest exists when a person's private interest is not aligned or appears not to be aligned, or interferes or appears to interfere, in any way, with the Company's interest. For example, the Company's conflicts of interest policy prohibits its officers, employees and trustees from entering into agreements, transactions or business relationships, or otherwise taking actions, that involve conflicts of interest, other than such agreements, transactions or business relationships or other actions that are (i) otherwise contemplated in the prospectus relating to the Company's initial public offering, or (ii) approved in advance by the Company's Audit Committee. Except as otherwise permitted as described in the foregoing sentence, the Company is prohibited from, among other things, engaging in the following activities:

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

        A copy of this code may be viewed on the Corporate Governance section of the "Investor Relations" page on the Company's website at www.gmhcommunities.com.

        Code of Ethics for Chief Executive Officer and Senior Financial Employees.    The Company has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Employees that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of this code may be viewed on the Corporate Governance section of the "Investor Relations" page on the Company's web site at www.gmhcommunities.com. To the extent permitted by the corporate governance rules of the NYSE, the Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding the amendment to, or waiver of, a provision of the code by posting such information under the Corporate Governance section of the "Investor Relations" page on the Company's website at www.gmhcommunities.com.

Item 11.    Executive Compensation.

        The table below summarizes the total compensation paid or earned by each of the named executive officers for the year ended December 31, 2007. The Trust has entered into employment agreements with each of its currently-employed named executive officers.

Name and Principal Position(a)	Year (b)	Salary ($)(c)	Bonus ($)(d)		Share Awards ($)(e)(1)	Option Awards ($)(f)	All Other Compensation ($)(i)(2)	Total ($)(j)
Gary M. Holloway, Sr. Chairman, President & Chief Executive Officer	2007 2006 2005	$475,000 360,000 350,000		$565,500 0 0	$0 0 0	$0 0 0	$37,381 37,556 40,551	$1,077,881 397,556 390,551
J. Patrick O'Grady Executive Vice President & Chief Financial Officer	2007 2006 2005	$315,000 150,000 —	$ $	326,340 140,000 —	$144,192 88,733 —	$0 0 —	$24,476 9,812 —	$810,008 388,545 —
Bruce F. Robinson President of Military Housing Business	2007 2006 2005	$355,000 335,000 325,000		$448,720 402,000 0	$0 0 0	$0 0 0	$33,110 32,978 34,551	$816,830 769,978 359,551
John DeRiggi President of Student Housing Business	2007 2006 2005	$340,000 287,500 225,000		$349,520 345,000 157,500	$0 0 0	$0 0 0	$24,590 30,113 2,516	$714,110 662,613 385,016
Joseph M. Macchione Executive Vice President, General Counsel & Secretary	2007 2006 2005	$300,000 250,000 200,000		$334,800 300,000 105,000	$0 0 0	$0 0 0	$18,520 17,786 1,771	$653,320 567,786 306,771

(1)
The amounts in column (e) reflect the dollar amount recognized by the Trust as an expense for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123R, with respect to awards pursuant to the Trust's Equity Incentive Plan. Mr. O'Grady received 40,000 restricted shares on July 1, 2006, in accordance with the terms of his employment agreement that became effective as of that date. The restricted shares vest over a three-year period, with 10,000 vesting on July 1, 2007 and 15,000 shares vesting on each of July 1, 2008 and July 1, 2009.

(2)
Mr. Holloway's employment agreement provides that he will receive a monthly car allowance of $1,500, and other benefits as are commensurate with his position, including reimbursement for the cost of tax preparation and financial planning services up to a maximum aggregate of $10,000 annually, an annual medical examination and six weeks of paid vacation annually and various other customary benefits. Pursuant to Messrs. Robinson's and DeRiggi's employment agreements, each will receive a monthly car allowance of $1,000 and other benefits as are commensurate with his position, including reimbursement for the cost of tax preparation and financial planning services up to a maximum aggregate of $10,000 annually, an annual medical examination, five weeks of paid vacation annually and various other customary benefits. Pursuant to Messrs. O'Grady's and Macchione's employment agreements, each will receive a monthly car allowance of $650 and other benefits as are commensurate with his position, including reimbursement for the cost of tax preparation and financial planning services up to a maximum aggregate of $5,000 annually, an annual medical examination, five weeks of paid vacation annually and various other customary benefits. During 2007, the Trust paid car allowances for Messrs. Holloway, Robinson, DeRiggi, O'Grady and Macchione of $18,000, $12,000, $12,000, $7,800 and $7,800 respectively; and paid tax planning services for each of Messrs. Holloway, Robinson, DeRiggi, O'Grady and Macchione of $10,000, $8,232, $1,000, $5,000 and $5,000, respectively. During 2007, the Trust made the following matches under the Trust's 401(k) plan: $2,813 (Mr. Robinson); $2,985 (Mr. DeRiggi); $1,997 (Mr. O'Grady); and $1,489 (Mr. Macchione); and the Trust made the following matches under the Trust's unqualified deferred compensation plan: $65 (Mr. Robinson); $862 (Mr. O'Grady); and paid medical benefits as follows: $9,381 (Mr. Holloway); $10,000 (Mr. Robinson); $8,605 (Mr. DeRiggi); $8,816 (Mr. O'Grady); and $4,231 (Mr. Macchione).

        Grants of Plan-Based Awards.    There were no grants of plan-based awards to any of the named executive officers during the fiscal year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Shares That Have Not Vested (#)(g)	Market Value of Shares or Units of Shares That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)
Gary M. Holloway, Sr. Chairman, President & Chief Executive Officer	—	—	—	—	—	—	—	—		—
J. Patrick O'Grady Executive Vice President & CFO	—	—	—	—	—	—	—	30,000	(1)	$165,600	(1)
Bruce F. Robinson President of Military Housing Business	—	—	—	—	—	—	—	—		—
John DeRiggi President of Student Housing Business	—	—	—	—	—	—	—	—		—
Joseph M. Macchione Executive Vice President, General Counsel & Secretary	—	—	—	—	—	—	—	—		—

(1)
Represents 40,000 restricted shares granted to Mr. O'Grady under the Trust's Equity Incentive Plan on July 1, 2006, pursuant to the terms of Mr. O'Grady's employment agreement. The shares vest over a three-year period, with 10,000 having vested on July 1, 2007, and 15,000 vesting on each of July 1, 2008 and July 1, 2009. Under the terms of the grant, Mr. O'Grady will receive dividends on all unvested restricted shares while he remains employed with the Trust. The Trust has historically paid a dividend with respect to each of its fiscal quarters, at a rate that is determined at the discretion of its Board of Trustees. The restricted shares will continue to vest while Mr. O'Grady remains employed with the Trust, but will vest 100% immediately upon (i) a change of control of the Trust, (ii) upon the employee's termination of employment by the Trust without cause (as defined in the Equity Incentive Plan), and (iii) upon the employee's death or becoming permanently disabled (as defined in the Equity Incentive Plan). To the extent that Mr. O'Grady is terminated from employment by the Trust with cause, the unvested portion of the restricted shares will be forfeited immediately to the Trust. The market value of the unvested shares is based on the closing price of the Trust's common shares on December 31, 2007 as reported on the New York Stock Exchange, which was $5.52 per common share.

Option Exercises and Shares Vested

	Option Awards		Share Awards
Name(a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Gary M. Holloway, Sr. Chairman, President & Chief Executive Officer	—	—	—	—
J. Patrick O'Grady Executive Vice President & Chief Financial Officer	—	—	10,000	$96,900
Bruce F. Robinson President of Military Housing Business	—	—	—	—
John DeRiggi President of Student Housing Business	—	—	—	—
Joseph M. Macchione Executive Vice President, General Counsel & Secretary	—	—	—	—

(1)
Represents restricted shares vested in connection with a 40,000 restricted share grant awarded to Mr. O'Grady on July 1, 2006. Under the terms of the restricted share grant, Mr. O'Grady receive dividends on unvested and vested shares, and the shares will vest as follows: 10,000 shares as of July 1, 2007, and 15,000 shares vesting on each of July 1, 2008 and July 1, 2009. The value of the vested shares realized is calculated based on the closing price of the Trust's shares as reported on the New York Stock Exchange on June 29, 2007, with a value of $9.69 per share.

Nonqualified Deferred Compensation

Name(a)	Executive Contributions in Last FY ($)(b)	Registrant Contributions in Last FY ($)(c)	Aggregate Earnings in Last FY ($)(d)	Aggregate Withdrawals/ Distributions ($)(e)	Aggregate Balance at Last FYE ($)(f)
Gary M. Holloway, Sr. Chairman, President & Chief Executive Officer	—	—	—	—	—
J. Patrick O'Grady Executive Vice President & Chief Financial Officer	14,469	862	(111)	—	15,220
Bruce F. Robinson President of Military Housing Business	2,169	63	(7)	—	2,225
John DeRiggi President of Student Housing Business	—	—	—	—	—
Joseph M. Macchione Executive Vice President, General Counsel & Secretary	—	—	—	—	—

        The Company implemented the GMH Communities Trust Non-Qualified Deferred Compensation Plan on September 1, 2007. Under the plan, the Company registered up to $64.0 million of deferred compensation obligations that may be offered to certain eligible employees of GMH Communities Company and its affiliates. The eligible employees will consist of certain management and highly compensated employees determined to be eligible under the plan by the plan's Administrative Committee.

        The obligations are general unsecured obligations of the Company to pay deferred compensation in the future in accordance with the terms of the plan from the general assets of the Company and rank pari passu with other unsecured and unsubordinated indebtedness of the Company from time to time outstanding. The Company has established a "rabbi" Company to hold assets contributed under the plan. However, these assets remain general assets of the Company and rank pari passu with other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.

        Under the plan, participants may elect to defer a portion of their base salary, as well as incentive/bonus payments for Plan Year (generally from January 1 through December 31 of any year), provided that (i) in order to defer any base salary for a Plan Year, the participant must defer a minimum of $2,000 of his or her base salary and may defer up to 15% of his or her base salary in a Plan Year, and (ii) in order to defer incentive/bonus payments for a Plan Year, the participant must defer a minimum of $2,000 of his or her incentive/bonus payments and may defer up to a maximum of 50% of such incentive/bonus payments in a Plan Year. The amount of compensation deferred by each participant is determined in accordance with each participant's deferral election and the provisions of the Plan. Participants will be eligible to receive matching contributions into their deferral accounts from the Company if the participant makes the maximum permissible salary deferral under the Company's 401(k) plan in that Plan Year, with such annual matching contributions equal to 25% of the first 2% of the participant's base salary and incentive/bonus payments deferred for the Plan Year. Also, the Administrative Committee may, in its sole discretion, make an additional discretionary contribution on behalf of a Plan participant in any amount the committee desires. The plan provides for the investment of each participant's deferral account in such investments as are available under the terms of the plan and that such participant may elect. Participants are always 100% vested in their deferral amounts and any matching contributions from the Company, and will become vested in any discretionary contributions pursuant to a vesting schedule, if any, approved by the Administrative Committee or immediately upon the participant's death or disability. Upon the occurrence of a change in control (as defined in the plan), amounts from deferral accounts may be distributed to participants within 12 months following the change in control, if the Company determines to make such distribution and the distribution is permitted under applicable law. Participants cannot sell, assign, hypothecate, alienate, encumber or in any way transfer or convey in advance of receipt any obligations. All deferral accounts together with earnings thereon will be payable upon the termination of the deferral period, retirement, death, disability or separation of service in a single lump sum or in installments over a period of up to 15 years in accordance with the terms of the plan. The Administrative Committee may also approve of a distribution from deferred accounts upon an unforeseeable financial emergency with respect to a participant. The obligations are not convertible into any other security of the Company. The Obligations will not have the benefit of a negative pledge or any other affirmative or negative covenant of the Company.

Potential Payments Upon Termination or Change in Control

        Pursuant to the Trust's employment agreements, Messrs. Holloway, Robinson, DeRiggi, O'Grady and Macchione, each of the executives is entitled to certain termination or change-in-control payments. The employment agreements provide that the executive officers agree to devote substantially all of their business time to the performance of their duties to us under their employment agreements (except as we otherwise agree). At the end of the initial three-year term, the employment agreements will automatically extend for two additional one-year periods (each, an "Extension Term"), unless either party terminates the agreement by providing prior written notice to the other party not later than 60 days prior to expiration thereof. These employment agreements permit us to terminate the executives' employment with appropriate notice for or without "cause." "Cause" is generally defined to mean:

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

        Each executive has agreed with the Trust that for a period after termination of his employment (18 months for Messrs. Holloway and Robinson, 24 months for Messrs. DeRiggi, O'Grady and Macchione), such executive will not compete with the Trust by working with or investing in, subject to certain limited exceptions noted below, any enterprise engaged in a business substantially similar to any primary segment of our business as conducted during the period of the executive's employment with the Trust. The executive will not be subject to these restrictions if the Trust commits a material breach of the executive's employment agreement. In addition, these restrictions will not preclude the executive from (i) making any investment in a public company or any entity in which he is the owner of 5% or less of the issued and outstanding voting securities, provided ownership does not result in his being obligated or required to devote a substantial amount of managerial efforts, (ii) engaging in charitable, academic or community activities, or in trade or professional organizations, or (iii) holding directorships in other companies consistent with our conflict of interest policies and corporate governance guidelines.

        The employment agreements provide that, if the executive's employment ends due to termination by us without cause, or termination by the executive for good reason, we will be obligated to pay the following severance benefit: (i) a lump sum payment equal to (A) with respect to Mr. Holloway, three times base salary his average annual bonus determined at the superior level of both corporate and individual performance for the year in which the termination occurs, (B) with respect to Mr. Robinson, two times such amount if not in connection with a change of control and three times such amount if in connection with a change of control, and (C) with respect to Messrs. DeRiggi, O'Grady and Macchione, two times such amount, (ii) a prorated amount of the incentive bonus at the superior level for individual and corporate performance for the year in which the termination occurs, and (iii) an amount equal to accrued but unpaid base salary through the date of termination plus any other compensation then due and owing. The Trust will also permit the executive to continue to participate in, and will pay the premiums for, group health coverage for a period of three years following the executive's date of termination with respect to Messrs. Holloway and Robinson, and two years with respect to Messrs. DeRiggi, O'Grady and Macchione. Additionally, all of the options and restricted shares granted to the executive will become fully vested, and the executive will have a period of at least two years from the effective date of termination in which to exercise all vested options. If, however, any executive resigns for "good reason" upon notice of non-renewal by the Trust after the second Extension Term, the multiplier described in clause (i) above will be reduced to one times such amount. Assuming a triggering event for these severance benefits upon termination took place as of December 31, 2007, the following payments would have been due and payable to the executive officers:

Named Executive Officer With Employment Agreements	Estimated Aggregate Payment Upon Termination without Cause, or by Employee with Good Reason, as of December 31, 2007
Gary M. Holloway, Sr. Chairman, President & CEO	$3,185,000
J. Patrick O'Grady Executive Vice President & CFO	$1,419,000
Bruce F. Robinson President of Military Housing Business	$1,595,000
John DeRiggi President of Student Housing Business & Chief Investment Officer	$1,529,000
Joseph M. Macchione Executive Vice President, General Counsel & Secretary	$1,346,000

        If an executive's employment ends due to death or permanent disability, the Trust will pay to the executive, or his estate or beneficiary, an amount equal to one times the executive's base salary and the executive's annual incentive bonus (determined at the superior level for both corporate and individual performance for the year in which the termination of employment occurs) within 10 days of the occurrence of the relevant event. Further, the executive will become vested in all options and restricted shares and the executive or the executive's personal representative will have one year from the date of the event to exercise all vested options. The Trust will pay to the executive or the executive's representative any base salary, annual bonus, expense reimbursement, and all other compensation related payments payable as of the date of the relevant event. In addition, the Trust will pay to the executive or the executive's representative a prorated amount of the incentive bonus at the target level for corporate and individual performance for the year in which the relevant event occurred. Assuming a triggering event for these severance benefits upon termination took place as of December 31, 2007, the following payments would have been due and payable to the executive officers:

Named Executive Officer With Employment Agreements	Estimated Aggregate Payment Upon Termination as a result of Death or Permanent Disability, as of December 31, 2007
Gary M. Holloway, Sr. Chairman, President & CEO	$1,045,000
J. Patrick O'Grady Executive Vice President & CFO	$693,000
Bruce F. Robinson President of Military Housing Business	$781,000
John DeRiggi President of Student Housing Business & Chief Investment Officer	$748,000
Joseph M. Macchione Executive Vice President, General Counsel & Secretary	$660,000

        In the event of a termination of the executive's employment by the executive or by us (or our successor) for any reason other than "cause" following a change of control as described above, the executive will become fully vested in his options and restricted shares and shall have a two-year period from his or her date of termination to exercise his or her vested options.

        With respect to Messrs. Holloway and Robinson, if payments become due as a result of a change of control and the excise tax imposed by Section 4999 of the Code applies, the terms of their employment agreements will require us to gross up the executives for the amount of this excise tax plus the amount of income and other taxes due as a result of the gross up payment. Effective as of July 27, 2006, the Trust entered into an amendment to its employment agreement with Bruce F. Robinson, President of the Military Housing division. Under the terms of the amendment, in the event of the occurrence of a change of control (as defined in the agreement), other than a change of control resulting from a transaction in which Gary M. Holloway, Sr. or Mr. Robinson is a majority owner or managing member of the Trust (or any successor) following the transaction, then Mr. Robinson and the Trust (or the buyer or acquirer in such change of control transaction) shall enter into good faith negotiations not later than 15 days following the closing of such transaction as to Mr. Robinson's position with, and role and compensation in the post-closing business. If the parties to such negotiation have not reached an agreement and have not executed an employment agreement with respect to Mr. Robinson's ongoing employment after the closing not later than 30 days following such closing, then Mr. Robinson shall have the right, not later than 15 days following the expiration of the 30-day period, to terminate employment with the Trust and have such termination deemed to constitute "good cause" pursuant to the agreement; provided, however, that such election shall not be available in the event (i) that Mr. Robinson has become entitled to severance under any other provision of the employment agreement prior to his termination of employment, or (ii) of his death, permanent disability or the occurrence of any event that would give the Trust valid reason to terminate for cause. Assuming a triggering event for these severance benefits upon termination took place as of December 31, 2006, the following payments would have been due and payable to the executive officers:

Named Executive Officer With Employment Agreements	Estimated Aggregate Payment Upon Termination For any reason other than Cause, as of December 31, 2007
Gary M. Holloway, Sr. Chairman, President & CEO	$4,398,000
J. Patrick O'Grady Executive Vice President & CFO	$1,419,000
Bruce F. Robinson President of Military Housing Business	$3,224,000
John DeRiggi President of Student Housing Business & Chief Investment Officer	$1,529,000
Joseph M. Macchione Executive Vice President, General Counsel & Secretary	$1,346,000

Compensation of Non-Employee Trustees

Name(a)	Fees Earned or Paid in Cash ($)(b)(1)		Share Awards ($)(c)(2)	All Other Compensation ($)(g)	Total ($)(h)
Frederick F. Buchholz	$35,000	(1)	$29,310	—	$64,310
RADM James W. Eastwood (Ret)	$46,000	(1)	$29,310	—	$75,310
Michael D. Fascitelli	$29,000	(1)	$29,273	—	$58,273
Steven J. Kessler	$49,500	(1)	$29,310	—	$78,810
Denis J. Nayden	$31,000	(1)	$29,310	—	$60,310
Dennis J. O'Leary	$29,000	(1)	$26,768	—	$55,768
Richard A. Silfen	$47,000	(1)	$29,310	—	$76,310

(1)
The aggregate cash amounts shown for each trustee include the following: Mr. Buchholz—$20,000 for annual retainer fee, $9,000 for Board meeting attendance fees, and $6,000 for Committee retainer and meeting attendance fees; Adm. Eastwood—$20,000 for annual retainer fee, $8,000 for Board meeting attendance fees, and $18,000 for Committee retainer, service and meeting attendance fees; Mr. Fascitelli—$20,000 for annual retainer fee and $9,000 for Board meeting attendance fees; Mr. Kessler—$20,000 for annual retainer fee, $9,000 for Board meeting attendance fees and $20,500 for Committee retainer, service and meeting attendance fees; Mr. Nayden—$20,000 for annual retainer fee, $8,000 for Board meeting attendance fees and $3,000 for Committee retainer and meeting attendance fees; Mr. Silfen—$20,000 for annual retainer fee, $9,000 for Board meeting attendance fees and $18,000 for Committee retainer, service and attendance fees; and Mr. O'Leary—$20,000 for annual retainer fee, $9,000 for Board meeting attendance fees.

(2)
The amounts in column (c) reflect the dollar amount recognized by the Trust as an expense for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123R of awards pursuant to the Trust's Equity Incentive Plan. All trustees shown in the table received a grant of 2,064 restricted common shares on June 30, 2007 under the Trust's Equity Incentive Plan. The grant date fair values of the awards, also computed in accordance with FAS 123(R), with respect to the 2,064 restricted shares granted to each of the trustees on June 30, 2007 was $20,000. The restricted shares all vest in three equal installments over a three-year period. Additional information relating to the annual grant of restricted shares to the Trust's non-employee trustees is provided in the narrative disclosure below this table. Both vested and un-vested restricted shares receive dividend distributions made by the Trust. As of the year ended December 31, 2007, each of the non-employee trustees held the following aggregate restricted share awards: Messrs. Buchholz, Kessler, Nayden , Silfen and Adm. Eastwood each held 3,568 restricted common shares; Mr. Fascitelli held 4,420 restricted common shares; and Mr. O'Leary held 3,598 restricted common shares.

        As compensation for serving on our Board, each of our non-employee trustees will receive an annual fee of $40,000, of which $20,000 will be paid in the form of restricted shares and $20,000 will be paid in cash. The cash portion of this annual fee is paid on a quarterly pro-rata basis, and the restricted share portion of this annual fee is paid on June 30th of each fiscal year. These restricted shares generally vest in three equal annual installments, are considered outstanding common shares for purposes of voting along with our common shareholders, and receive dividend-equivalent cash payments along with our common shareholders. Beginning with the restricted common share grant to occur as of June 30, 2007, the vesting terms of the restricted shares will be modified to permit for accelerated vesting at such time as a non-employee's number of years of service on the Board plus his age equals at least 65. In addition, as of January 1, 2007, each non-employee trustees receives $1,000 for each Board or committee meeting attended in-person or telephonically. Committee chairmen will receive an additional annual fee with the lead independent trustee receiving an additional $5,000 per year, the Audit Committee chairman receiving an additional $7,500 per year, and the Compensation Committee chairman and the Nominating and Corporate Governance Committee chairman each receiving an additional $5,000 per year.

        Trustees who also are officers or employees of our company receive no additional compensation as trustees. In addition, we reimburse our trustees for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Upon joining our Board, each non-employee trustee receives 3,500 restricted common shares that vest in the same manner as described above. Our Board may change the compensation of our non-employee trustees in its discretion, and has delegated this authority to the Nominating and Corporate Governance Committee.

Compensation Discussion and Analysis

Overview of Compensation Program

        The Compensation Committee (for purposes of this analysis, the "Committee") of the Board has been appointed to discharge the Board's responsibilities relating to the compensation of the Trust's executive officers. The Committee has the overall responsibility for approving and evaluating the Trust's executive officer compensation plans, policies and programs. The Committee's primary objectives include serving as an independent and objective party to review these compensation plans, policies and programs.

        Throughout this discussion, the individuals who served as the Trust's chief executive officer and chief financial officer during fiscal 2007, as well as the other individuals included in the Summary Compensation Table presented above, are sometimes referred to in this discussion as the "named executive officers."

Compensation Philosophy and Objectives

        The Compensation Committee believes that a well-designed compensation program should align the goals of the shareholders with the goals of the chief executive officer, and that a significant part of the executive's compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the Trust's performance, and compensation levels should also reflect the executive's individual performance during the period in an effort to encourage increased individual contributions to the Trust's performance. The compensation philosophy, as reflected in the Trust's employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

  •
  establishing a plan that attracts, retains and motivates executives through compensation that is competitive with a peer group of other publicly-traded real estate investment trusts, or REITs;

  •
  linking a portion of executives' compensation to the achievement of the Trust's business plan by using measurements of the Trust's operating results and shareholder return; and

  •
  building a pay-for-performance system that encourages and rewards successful initiatives within a team environment.

        The Compensation Committee believes that each of the above factors is important when determining compensation levels. Initially, the Committee reviews and approves annually the chief executive officer's proposed corporate and individual performance goals and objectives relevant to executive officers and subsequently evaluates performance of the executive officers in light of those goals and objectives. The Committee considers the Trust's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to executive officers in prior years. To that end, the Committee believes executive compensation packages provided by the Trust to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as incentivize those executives to meet or exceed established goals.

Role of Executive Officers in Compensation Decisions

        The Committee makes all final compensation decisions for the Trust's executive officers. The chief executive officer annually reviews the performance of the executive officers other than himself (his performance is reviewed solely by the Committee), and then presents his conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus award amounts. The Committee then has the ability to exercise its own discretion in modifying any recommended adjustments or awards to the executives (subject where relevant to applicable terms under employment agreement), but does consider the recommendations from the chief executive officer, as well as any self-evaluations prepared by executive officers in light of any individual performance goals that have been pre-approved by the Committee.

Role of Equity-Based Compensation in Compensation Analysis

        Historically, the Committee has approved only annual base salary adjustments and cash bonus awards for executive officers, and has not established any program pursuant to which executive officers receive equity-based awards under the Trust's Equity Incentive Plan. To date, the only named executive officer to whom equity-based compensation has been awarded is Mr. O'Grady, the Trust's current chief financial officer. The grant to Mr. O'Grady was part of his initial employment package under an employment agreement that became effective on July 1, 2006. The grant to Mr. O'Grady consisted of 40,000 restricted common shares as called for by the employment agreement, which shares vest over a three-year period (10,000 shares upon the first anniversary of employment, and 15,000 shares for each of the second and third anniversaries of employment).

        No other equity-based awards have been granted to executive officers or other Trust employees since inception of the Trust's Equity Incentive Plan. To the extent that the Committee considers the adoption of an equity-based award program for executive officers in the future, the Committee views any such program as a form of long-term compensation, and would expect to structure the program to include the grant of restricted common shares with vesting restrictions over one or more years of employment in order to promote the Trust's goal of retaining key employees, and align the key employee's interests with those of the Trust's shareholders from a long-term perspective. The Committee also would engage an independent compensation consultant in structuring the terms of any such equity-based compensation program, and to review the terms of similar programs utilized by other peer group companies.

Role of Employment Agreements in Determining Executive Compensation

        Each of the Trust's currently employed executive officers, other than Marina Dikos, is a party to an employment agreement. Ms. Dikos was appointed as Chief Accounting Officer of the Trust in September 2007, at which time her prior compensation terms were determined to remain in place through the remainder of the year. At the time of the Trust's initial public offering in October 2004, the Trust executed employment agreements with three of its then top executive officers: the chief executive officer and the presidents of the Trust's student housing and military housing divisions. Then, in July 2006, the Trust executed employment agreements with the Trust's chief financial officer, J. Patrick O'Grady, as well as with the Trust's new president of the student housing division, John DeRiggi, and the Trust's general counsel, Joseph M. Macchione. The Committee has structured the compensation terms under these other employment agreements to motivate executives to achieve the business objectives set by the Trust and reward the executives for achieving such objectives, as well as to promote the Trust's goal of retaining key employees.

Annual Base Salaries

        Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Trust's long-term success, the Committee has determined that the base salaries of executive officers should be generally in line with the average of those of executives of other equity REITs that compete with the Trust for employees, investors and business, while also taking into account the executive officer's individual performance and tenure and the Trust's performance relative to its peer companies within the REIT sector.

        The initial terms under the employment agreements are each for three years, and provide for two automatic one-year renewals terms unless one of the parties provides notice of non-renewal at least 60-days prior to the end of the then current term. As of November 2, 2007, the initial three-year term under the employment agreements for Messrs. Holloway and Robinson ended, and a one-year automatic renewal term commenced. Each of the employment agreements provide for initial base salaries, with future increases to be determined and approved by the Committee. The initial base salaries for Messrs. Holloway and Robinson were reviewed and recommended by The Schonbraun McCann Group LLC, an independent consulting firm engaged prior to completion of the Trust's initial public offering in November 2004, and the initial base salaries for Messrs. O'Grady, DeRiggi and Macchione were evaluated by the Committee on the basis of a peer group report compiled by the Committee's compensation consultant, which provided an analysis of salary and bonus amounts paid to similarly-situated employees at several comparably-sized companies. Prior to the date of effectiveness of the employment agreements for Messrs. DeRiggi and Macchione on July 1, 2006, their annual base salaries had been similarly evaluated by the Committee in conjunction with its review of the independent compensation consultant's peer group report. In its most recent report to the Compensation Committee for purposes of approving base salary adjustments, the Committee's compensation consultant included the following companies as part of the Trust's peer group in comparing compensation of executives: American Campus Communities, American Financial Realty Trust, Brandywine Realty Trust, Colonial Properties, Education Realty Trust, Essex Property Trust, Inc., Hersha Hospitality Trust, Home Properties, Inc., Mid America Apartment Communities Inc., Pennsylvania Real Estate Investment Trust, Liberty Property Trust and UDR, Inc. In evaluating the compensation provided within peer groups, the Committee considers differences between the relevant peer group company and the Trust, such as location, market presence, size, type of real estate holdings, market capitalization, and other pertinent factors. The Committee, together with its compensation consultant, will periodically review and update the Trust's list of peer group companies to ensure that it is comprised of those companies that compete for similar talent and investors.

        Under the terms of the executive officers' employment agreements, the base salaries are to be increased annually effective January 1 of each year during the term of the employment agreement, and such increases will be a minimum positive amount equal at least to the percentage increase in the Consumer Price Index. During the first quarter of 2007, the Committee met to consider the appropriate level of increases for each of the executives 2007 base salaries. As part of its analysis, the Committee acknowledged the need to properly incentivize the executive officers to exceed beyond performance expectations for 2007, but also recognized that successful execution of management's 2007 business strategy (which included the placement of a new credit facility, as well as completion of the refinancing and sale/joint venture of certain student housing properties) would be highly determinative of the executive's performance for 2007. Accordingly, the Committee concluded that a 3% increase in the executive officers' base salaries was warranted at the time, but agreed to reassess the possibility of a larger increase after the first half of 2007, at which time the Committee could review the level of financial and operational improvement of the Trust, specifically with regard to the student housing segment. During the second half of 2007, the Committee met again to reassess additional increases to the executive officers' base salaries, and in light of the successful completion of the Trust's 2007 business strategy, approved additional increases each of the executive officers' base salaries, to be applied retroactively to January 1, 2007. As referenced above, the Committee used a peer group compensation report provided by its compensation consultant in evaluating any increases in the base salaries of the executives under their employment agreements, and sought to ensure that the base salaries would be near the average to slightly above average of the base salaries received by similarly-situated employees at the peer group companies referred to above.

Annual Incentive Bonus Awards

        In addition to the provisions for base salaries under the terms of the Trust's employment agreements, each executive is entitled to receive an annual cash bonus for each calendar year during the term of the agreement, based on the achievement of individual and corporate performance goals set by the Committee. The Committee establishes achievement thresholds for the bonuses to be paid with respect to the achievement of these goals, as follows: (a) for Mr. Holloway, threshold, target, superior and outperformance levels equal to 40%, 80%, 120%, and 200%, respectively, of his base salary; (b) for Mr. Robinson, threshold, target, superior and outperformance levels equal to 40%, 80%, 120%, and 175%, respectively, of his base salary; and (c) for Messrs. DeRiggi, O'Grady and Macchione, threshold, target and superior levels equal to 40%, 80% and 120%, respectively, of their respective base salaries.

        Under the terms of the employment agreements, the Board or the Committee is required to meet during the first 90 days of each calendar year (120 days solely with respect to the 2006 calendar year for Messrs. DeRiggi, O'Grady and Macchione) to determine the relevant individual and corporate performance goals for each executive officer for the then-current year. At the end of that year, an assessment of individual and corporate performance against these goals is used to determine the cash incentive bonuses to be awarded in accordance with the following formula set forth under the employment agreements:

  total annual incentive bonus = individual performance bonus + corporate performance bonus where:

    individual performance bonus = individual performance level achieved (threshold, target, superior or outperformance percentage, as applicable) × individual goals allocation × base salary corporate performance bonus = corporate performance level achieved (threshold, target, superior or outperformance percentage, as applicable) × corporate goals allocation percentage × base salary

        With respect to the allocation of individual and corporate goals, the applicable percentages under the employment agreements are 20% and 80%, respectively, for Messrs. Holloway, Robinson and DeRiggi, and 40% and 60%, respectively, for Messrs. O'Grady and Macchione. In setting individual performance goals, the Committee obtains a list of such goals from each of the executive officers, which generally include personal objectives of the individual for the coming year that relate to their management, and the general performance, of their respective department (or the Trust as a whole, as it relates to the chief executive officer). With respect to corporate goals, management as a whole submits its recommendations to the Committee as to various Trust performance objectives for the coming year, which generally are divided into goals for each of the student housing and military housing segments, as well as the Trust's overall performance on the basis of funds from operations, or FFO. These corporate performance goals are further broken down into threshold, target, superior or (where applicable) outperformance levels. For 2007, the corporate performance goals relating to student housing were based on the financial and operational performance of the Trust's student housing segment, including successful completion of the Trust's 2007 business strategy; and goals covering military housing were based on the number of military housing end-state housing units awarded under military housing privatization projects during the fiscal year. With respect to FFO, the Committee historically has reviewed analyst consensus for projected fiscal year FFO of the Trust in setting the target level of performance. In addition to these purely quantitative factors, the Committee also performs a qualitative analysis with respect to the Trust's and each business segment's performance for the fiscal year. The Committee reviews the recommendations submitted by management for both individual and corporate performance goals, and uses its discretion in making appropriate adjustments to the recommendations before finally approving them. With regard to corporate performance goals for 2007, the Committee approved the following performance levels: superior level for FFO, in light of the fact that the Trust had exceeded management's FFO target for 2007 (eliminating one-time charges associated with settlement of the Trust's class action); outperformance level for Messrs. Holloway and Robinson relating to military housing units awarded, and superior level for Messrs. O'Grady, DeRiggi and Macchione, as a result of the award of military housing units awarded in 2007; a blend of superior and target (totaling 100%) for student housing segment performance, based on successful implementation of strategic initiatives; and a slightly above target level (90%) for other corporate goals, accounting for placement of a new credit facility, implementation of more thorough data management and financial reporting tools, and enhanced compliance with Sarbanes-Oxley requirements.

        In terms of evaluating the appropriate individual performance levels to assign to each of the executive officers for 2007, the Committee considered recommendations provided by Mr. Holloway, as well as its own assessment of the work that had been performed by the executives throughout the year. With respect to Mr. Holloway, whose individual and corporate performance goals are aligned, the Committee noted each of the corporate goals described above and the successful completion of management's 2007 business strategy. In evaluating 2007 individual performance for Mr. O'Grady, the Committee awarded a blend of target and superior levels at 100%, and acknowledged the successful placement of the Trust's new line of credit and continued implementation of successful measures designed to ensure accurate and timely reporting of the Trust's results of operations, compliance with internal controls and capital expenditure management. With respect to Mr. DeRiggi, the Committee awarded a slightly above target performance level at 90%, noting that the student housing division had implemented several strategic initiatives designed to improve operating performance within the student housing segment; and as to Mr. Macchione, the Committee noted his coordination of, and assistance with, settlement of the Trust's class action litigation and awarded a superior level of individual performance at 120%. With respect to Mr. Robinson's 2007 performance, the Committee awarded an outperformance rating at 175%, acknowledging that the Trust's military housing division had performed well above management's expectations with regard to the number of military housing units awarded during 2007.

        As noted above, Ms. Dikos was appointed as the Trust's Chief Accounting Officer in September 2007, at which time the terms of her compensation in place prior to her appointment as an executive officer continued through the remainder of 2007, and received a bonus equal to 32.7% of her base salary.

        In addition to its determination of the executive's individual performance levels for 2007, the Committee also compared the executive's total compensation for 2007 to that of similarly-situated personnel under the Trust's peer group analysis provided by the Committee's independent compensation consultant. The Committee noted that the 2007 total compensation to be awarded to these executives was within the average to slightly above average range of combined total compensation for similarly-situated positions under the applicable peer group analysis.

Equity-Based Compensation

        The employment agreements also provide that the executives are eligible for grants of stock options and restricted common shares under the Trust's Equity Incentive Plan, pursuant to the terms and conditions as determined by the Committee. With respect to restricted share grants, the employment agreements provide that the shares will have voting and dividend rights, and following the applicable restriction period as determined by the Committee, will be fully transferable to the executive. As stated above, the Committee has not granted any equity-based compensation to the Trust's executive officers to date, other than the restricted common shares awarded to Mr. O'Grady as part of his initial employment package.

Perquisites and Other Personal Benefits

        The Trust's employment agreements provide the executive officers with perquisites and other personal benefits that the Trust and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Trust to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the executive officers.

        The executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive and his spouse and dependents in all Trust sponsored employee benefits plans, including 401(k) plan, group health, accident, disability insurance, group life insurance and supplemental life insurance, on such terms no less favorable than applicable to any other executive; eligibility for participation in any Trust sponsored deferred compensation plans (of which there are currently none that are utilized); an annual physical medical examination at the Trust's cost; a monthly car allowance; reimbursement for costs associated with tax and financial planning assistance; coverage under a Trust-paid director and officer insurance plan on terms no less favorable than coverage provided to any other then current officer or trustee; and, supplemental renewable long-term disability insurance, at the Trust's cost, as agreed to by the Trust and the executive. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2007, are included in column (i) of the "Summary Compensation Table" provided below in this report.

        In addition, the executives' employment agreements each contain provisions relating to payments upon change in control events and severance upon termination for events other than without cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding applicable potential payments under these provisions for the named executive officers is provided under the heading "Potential Payments Upon Termination or Change in Control" presented below in this report.

Federal Tax Regulations

        Section 162(m) of the Code limits the deductibility on the Trust's income tax return to compensation of $1.0 million for certain executive officers unless, in general, the compensation is paid pursuant to a plan that is performance-based, nondiscretionary and has been approved by the Trust's shareholders. The Compensation Committee's policy with respect to Section 162(m) since the Trust's initial public offering is to make reasonable efforts to ensure that compensation is deductible to the extent permitted, while simultaneously providing the Trust's executives with appropriate rewards for their performance.

Compensation Committee Report

        The Compensation Committee of the Trust has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Trustees of the Trust that the Compensation Discussion and Analysis be included in this proxy statement.

                      THE COMPENSATION COMMITTEE
                      RADM James W. Eastwood (Ret), Chairman
                      Frederick F. Buchholz
                      Denis J. Nayden

Compensation Committee Interlocks and Insider Participation

        All of the members of the Compensation Committee of the Trust's Board have been determined to be independent trustees in accordance with the listing standards and corporate governance rules of the NYSE and the terms of the Trust's Corporate Governance Guidelines. None of these trustees, or any of our executive officers, serves as a member of a board or any compensation committee of any entity that has one or more executive officers serving as a member of the Board of Trustees.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth the beneficial ownership of common shares, as of April 15, 2008, by (i) each of the Company's trustees, (ii) each of the Company's executive officers, (iii) all of the Company's trustees and executive officers as a group and (iv) any shareholders known to the Company to be the beneficial owner of more than 5% of our common shares (based solely on information provided in Schedule 13D or 13G filings made by such beneficial owners with the SEC). The SEC has defined "beneficial" ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement or (d) the automatic termination of a trust, discretionary account or similar arrangement.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Shares(1)
Trustees and Executive Officers
Gary M. Holloway, Sr.(2)	17,310,379	(2)	20.0	%(2)
Bruce F. Robinson	1,014,305	(3)	2.4
John DeRiggi	251,250	(3)	*
J. Patrick O'Grady	45,000	(3)	*
Joseph M. Macchione	63,700	(3)	*
Marina Dikos	1,185		*
Frederick F. Buchholz	14,651	(4)	*
RADM James W. Eastwood (Ret)	153,102	(4)	*
Michael D. Fascitelli	7,616	(5)	*
Steven J. Kessler	13,552	(4)	*
Denis J. Nayden	43,552	(4)	*
Dennis J. O'Leary	75,482	(4)	*
Richard A. Silfen	17,552	(4)	*
All executive officers and trustees as a group (13 persons)	19,006,326		31.7	%(6)
5% Shareholders
Barclays Global Investors, NA(7)	2,347,578		5.6%
FMR LLC(8)	2,773,847		6.7%
ING Group N.V.(9)	2,206,992		5.3%
Inland American Real Estate Trust, Inc.(10)	2,092,600		5.0%
JP Morgan Chase & Co.(11)	2,341,645		5.6%
Morgan Stanley(12)	7,170,607		17.2%
Vanguard Group, Inc.(13)	2,666,619		6.4%
Vornado Realty Trust(5)	9,855,104		23.7%

*
Less than 1%.

(1)
Based on 41,669,879 common shares outstanding as of April 15, 2008. Under the terms of the partnership agreement of the Company's operating partnership, units of limited partnership interest generally may be redeemed for cash or common shares after the units have been held for one year from the date such units are issued (unless otherwise agreed to be redeemed earlier at the discretion of the general partner of the operating partnership).

(2)
The address for Gary M. Holloway is c/o GMH Communities Trust, 10 Campus Boulevard, Newtown Square, PA 19073. The number of common shares shown as beneficially owned by Mr. Holloway includes 171,550 common shares beneficially owned by Mr. Holloway's wife, and includes common shares issuable upon redemption of 16,988,829 OP units that were beneficially owned by Mr. Holloway as of April 15, 2008. Under the terms of the partnership agreement of the Company's operating partnership, Mr. Holloway may require that his and his affiliates' units of limited partnership interest be redeemed for common shares rather than cash; provided, however, that he is limited to redeeming such units for a number of common shares equal to no more than 20% of the outstanding common shares at the time of such redemption.

(3)
The number of common shares shown as beneficially owned includes common shares issuable upon redemption of the following OP units that were beneficially owned as of April 15, 2008: Bruce F. Robinson—1,010,305 units; John DeRiggi—251,250 units; and Joseph M. Macchione—62,500 units.

  All of the OP units held by Messrs. Robinson, DeRiggi and Macchione had been held for more than one year as of April 15, 2008 (See Footnote 1), and therefore were redeemable for common shares within 60 days. The number of common shares shown as beneficially owned by Mr. Robinson also includes 4,000 common shares held in a trust for the benefit of his children. The number of shares shown as beneficially owned by Mr. O'Grady include 30,000 of unvested restricted common shares issued pursuant to the Company's Equity Incentive Plan.

(4)
Number of common shares presented includes 58,358 restricted common shares issued to the non-employee trustees under the Company's Equity Incentive Plan. Mr. Silfen possesses shared voting and dispositive power with his spouse over 6,000 of the common shares reported as beneficially owned by him. Mr. Kessler possesses shares voting and dispositive power with his spouse over 5,000 of the common shares reported as beneficially owned by him. Admiral Eastwood's holdings include 10,000 common shares held by his spouse.

(5)
Number of common shares presented for Mr. Fascitelli includes 7,616 restricted common shares issued to him in connection with his service as a non-employee trustee under the Company's Equity Incentive Plan. The number of common shares shown with respect to Vornado Realty Trust includes: (i) the 700,000 common shares owned by Vornado Investments L.L.C., (ii) 6,666,667 OP units issued upon exercise of a warrant held by Vornado Realty L.P., (ii) 671,190 OP units issued to Vornado CCA Gainesville, L.L.C., an affiliate of Vornado Realty Trust, and (iii) 1,817,247 common shares issued to Vornado Realty L.P. on May 2, 2006, in connection with a net exercise of the remaining portion of the warrant referenced above. Vornado Investments L.L.C. is a wholly-owned subsidiary of Vornado Realty L.P., which is the operating partnership of Vornado Realty Trust. Mr. Fascitelli is a Trustee and the President of Vornado Realty Trust. Mr. Fascitelli has reported in his filings with the SEC that he disclaims beneficial ownership in the 700,000 common shares held by Vornado Investments L.L.C., the 1,817,247 common shares held by Vornado Realty L.P., and the 7,337,857 OP units collectively issued to Vornado Realty L.P. and Vornado CCA Gainesville, L.L.C., except to the extent he has any pecuniary interest therein. The address of Vornado Realty Trust is 888 Seventh Avenue, New York, NY 10019.

(6)
Number of common shares indicated as beneficially owned by all trustees and executive officers includes a total of 18,324,434 common shares issuable upon redemption of outstanding OP units held by Messrs. Holloway, Robinson, DeRiggi and Macchione. Includes full redemption of Mr. Holloway's 16,988,829 outstanding OP units, although he is only permitted to redeem such units for a number of common shares equal to no more than 20% of the outstanding common shares at the time of such redemption.

(7)
Based on information contained in a Schedule 13G filed with the SEC on February 5, 2008. The Schedule 13G was filed jointly by Barclays Global Investors, NA, as the filer and reporting sole voting power over 1,567,138 share and sole dispositive power over 1,803,806 shares), and the following affiliated entities: Barclays Global Fund Advisors (reporting sole voting and dispositive power over 526,398 shares); Barclays Global Investors, LTD (reporting sole voting and dispositive power over 2,764 shares); Barclays Global Investors Japan Trust and Banking Company Limited (reporting ownership of no shares); Barclays Global Investors Japan Limited (reporting sole voting and dispositive power over 14,610 shares); Barclays Global Investors Canada Limited (reporting ownership of no shares); Barclays Global Investors Australia Limited (reporting ownership of no shares); and Barclays Global Investors (Deutscheland) AG (reporting ownership of no shares). The address of the filer is Barclays Global Investors, NA, 45 Fremont Street, San Francisco, California 94105.

(8)
Based upon information contained in a Schedule 13G/A filed with the SEC on April 10, 2008. The Schedule 13G was filed jointly by FMR LLC and Edward C. Johnson 3d. The address of the reporting person is 82 Devonshire Street, Boston, Massachusetts 02109. The Schedule 13G/A

  discloses the following regarding power to vote and dispose of the common shares: Fidelity Management & Research Company ("Fidelity"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,741,147 shares or 4.178% of the Common shares outstanding of the Trust as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 1,741,147 shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Pyramis Global Advisors Trust Company ("PGATC"), 53 State Street, Boston, Massachusetts, 02109, an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 142,300 shares or 0.341% of the outstanding Common shares of the Trust as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 142,300 shares and sole power to vote or to direct the voting of 142,300 shares of Common shares owned by the institutional accounts managed by PGATC as reported above. FIL Limited ("FIL"), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL, which is a qualified institution under section 240.13d-1(b)(1) pursuant to an SEC No-Action letter dated October 5, 2000, is the beneficial owner of 890,400 shares or 2.137% of the Common shares outstanding of the Trust. Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR LLC and FIL, or trusts for their benefit, own shares of FIL voting stock with the right to cast approximately 47% of the total votes which may be cast by all holders of FIL voting stock. FMR LLC and FIL are separate and independent corporate entities, and their Boards of Directors are generally composed of different individuals. FMR LLC and FIL are of the view that they are not acting as a "group" for purposes of Section 13(d) under the Securities Exchange Act of 1934 (the "1934" Act) and that they are not otherwise required to attribute to each other the "beneficial ownership" of securities "beneficially owned" by the other corporation within the meaning of Rule 13d-3 promulgated under the 1934 Act. Therefore, they are of the view that the shares held by the other corporation need not be aggregated for purposes of Section 13(d). However, FMR LLC is making this filing on a voluntary basis as if all of the shares are beneficially owned by FMR LLC and FIL on a joint basis.

(9)
Based upon information contained in a Schedule 13G/A filed with the SEC on February 14, 2008. The address of the reporting person is Amstelveenseweg 500, 1081 KL Amsterdam, P.O. Box 810, 100 AV Amsterdam, The Netherlands. The reporting indicates that it has shared voting and dispositive power over 2,206,992 shares.

(10)
Based upon information contained in a Schedule 13D filed with the SEC reporting beneficial ownership as of February 13, 2008. The Schedule 13G was filed jointly by Inland Investment

  Advisors, Inc., Inland Real Estate Investment Corporation, The Inland Group, Inc. and Daniel L. Goodwin, each reporting shared voting and dispositive power over 2,102,600 common shares. The address of the reporting persons is 2901 Butterfield Road, Oak Brook, Illinois 60523. The reporting indicates that it has shared voting and dispositive power over 2,092,600 shares.

(11)
Based upon information contained in a Schedule 13G filed with the SEC reporting beneficial ownership as of January 28, 2008. The address of the reporting person is 270 Park Avenue, New York, NY 10017. The reporting person indicates that it has sole voting power over 826,050 shares and sole dispositive power over 2,341,645 shares.

(12)
Based upon information contained in a Schedule 13G filed with the SEC on February 14, 2008. The Schedule 13G was filed jointly by Morgan Stanley (reporting sole voting over 2,513,571 shares and sole dispositive power over 3,943,330 shares) and Morgan Stanley Investment Management, Inc. (reporting sole voting power over 1,984,228 shares and sole dispositive power over 3,227,277 shares). The address of Morgan Stanley is 1585 Broadway, New York, NY 10036 and the address of Morgan Stanley Investment Management, Inc. is 522 Fifth Avenue, New York, NY 10036.

(13)
Based upon information contained in a Schedule 13G filed with the SEC reporting beneficial ownership on February 11, 2008. The address of the reporting person is 100 Vanguard Blvd., Malvern, PA 19355. The Vanguard Group, Inc. possessed sole voting power over 48,181 shares and sole dispositive power over 2,666,619 shares.

Equity Incentive Plan Information

        The following table gives information about the Company's common shares that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of December 31, 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Warrants, Options and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	—	$—	1,853,367
Equity compensation plans not approved by shareholders	—	—	—

Total	—	$—	1,853,357

(1)
Relates to the Company's Equity Incentive Plan. The plan was approved in October 2004 by the sole shareholder of the Company prior to completion of the Company's initial public offering. As of the date of the filing of this report, an aggregate of 58,358 restricted common shares had been granted to non-employee trustees under the Company's Equity Incentive Plan; 40,000 restricted common shares had been granted to an executive officer of the Company; and 48,285 restricted shares issued to non-executive officer employees of the Trust.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        From time to time, the Company may acquire, manage or develop properties in which its trustees or executive officers have an interest, and has on-going business relationships with Gary M. Holloway, Sr., entities affiliated with Mr. Holloway, and entities in which Mr. Holloway or the Company has an equity investment. The Company may recruit other persons with experience in the student or military housing industries to join its board or management team who has financial interests in housing properties the Company intends to acquire, develop or manage. In transactions of this nature, there will be conflicts between the Company's interests and the interest of the trustee or executive officer involved, and the Company does not intend to engage in these transactions without the approval of a majority of our independent disinterested trustees and/or the Audit Committee.

Related Party Management and Other Services

        Subsequent to the completion of the Company's initial public offering on November 2, 2004, common costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Mr. Holloway using assumptions based on headcount that management believes are reasonable. The allocation of such costs to other entities owned or controlled by Mr. Holloway during the year ended December 31, 2007 totaled $230,000.

        The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway. During the year ended December 31, 2007, rental income from these entities totaled $156,000.

        The Company is reimbursed by the joint ventures relating to certain of its military housing projects and student housing properties in which the Company has an ownership interest for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. During the year ended December 31, 2007, such expense reimbursements relating to these military housing projects and student housing properties totaled $86.6 million.

        Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third party title insurance companies, from which we have purchased title insurance with respect to certain student housing properties and military housing projects that we have acquired or refinanced. In connection with the purchase of title insurance for these student housing properties and military housing projects, premiums were paid to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title insurance companies paid to Bryn Mawr Abstract, Inc. $0.3 million during the year ended December 31, 2007, for providing title abstract services.

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

        In February 2005, the Company transferred its interest in Corporate Flight Services, LLC, including the corporate aircraft and associated debt initially contributed to the Operating Partnership at the time of the initial public offering, to Mr. Holloway. Corporate Flight Services, LLC had a net deficit of $171,000, net of $180,000 tax expense related to the taxable gain upon the transfer to Mr. Holloway, on the date it was transferred to Mr. Holloway. This transfer was accounted for as a capital contribution to additional paid-in capital. During the year ended December 31, 2007, the Company paid Corporate Flight Services, LLC, an entity wholly-owned by Mr. Holloway, $1.2 million for use of an aircraft.

Review, Approval or Ratification of Transactions with Related Persons

        Under the Company's conflicts of interest policy contained in its Code of Business Conduct and Ethics, a conflict of interest exists when a person's private interest is not aligned or appears to be not aligned, or interferes or appears to interfere, in any way with the Company's interest. For example, the

Company's conflicts of interest policy prohibits its officers, employees and trustees from entering into agreements, transactions or business relationships, or otherwise taking actions, that involve conflicts of interest, other than such agreements, transactions or business relationships or other actions that are (i) otherwise contemplated in the prospectus relating to the Company's initial public offering, or (ii) approved in advance by the Company's Audit Committee. Except as otherwise permitted as described in the foregoing sentence, the Company is prohibited from, among other things, engaging in the following activities:

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

        In accordance with this policy, all related party transactions that would be required to be reported under Item 404(a) of Regulation S-K as promulgated by the SEC, must be approved in advance by the Audit Committee, or are otherwise deemed to be violations of the Company's Code of Business Conduct and Ethics. In evaluating related party transactions for approval, the Audit Committee has considered the business purpose of the transaction, whether the terms of the transactions are consistent with those that could be obtained in arms-length negotiations with unaffiliated third-parties, the dollar value of the individual transaction and the aggregate dollar value of all related party transactions with the related party. A copy of the Company's Code of Business Conduct and Ethics may be viewed on the Corporate Governance section of the "Investor Relations" page on the Company's web site at www.gmhcommunities.com.

        Trustee Independence.    Our Board currently consists of nine members, two of whom were executive officers as of April 15, 2008, and five of whom our Board has determined are "independent," with independence being defined in the manner established by our Board and in a manner consistent with corporate governance rules established by the NYSE. These independent trustees are Messrs. Buchholz, Eastwood, Kessler, Nayden and Silfen. Our Board has adopted categorical standards, which are contained in our Corporate Governance Guidelines and conform to the independence standards established by the NYSE, to assist it in making determinations of independence. Our Corporate Governance Guidelines require that at all times a majority of the members of our Board be independent.

Item 14.    Principal Accountant Fees and Services.

        Reznick Group, P.C. served as the Company's independent public accountants and principal registered public accounting firm during 2007 and 2006. During its engagement with the Company throughout 2007, Reznick Group, P.C. performed certain non-audit services for the Company. The Audit Committee considered whether the provision of these non-audit services was compatible with maintaining the accountants' independence. The Audit Committee discussed these services with representatives of Reznick Group, P.C. and management to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as by the American Institute of Certified Public Accountants.

        The following table presents the aggregate fees billed by Reznick Group, P.C. for the most recent fiscal years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees(1)	$914,300	$1,000,000
Audit-Related Fees(2)	$201,000	110,000
Tax Fees(3)	$27,500	10,000
All Other Fees	-0-	-0-

Total fees	$1,142,800	$1,120,000

(1)
Fees for audit services in 2007 and 2006 related to (i) audits of our annual financial statements and all related financial statements required to be audited pursuant to regulatory filings, including student housing property and/or portfolio acquisitions, (ii) reviews of unaudited quarterly financial statements, and (iii) services related to the issuance of comfort letters, consents and other services related to SEC matters.

(2)
Fees for audit-related services in 2007 and 2006 included student housing and military housing joint venture audits.

(3)
Fees for tax services relating to our student housing and military housing joint ventures.

        The Audit Committee's policy is to pre-approve certain specific audit and non-audit services to be provided to the Company by the independent auditors, based on a pre-approved maximum dollar amount per service and maximum quarterly threshold for each service. In light of the pending sale of the Company, currently expected to be completed during the second quarter of 2008, the Audit Committee pre-approved of the audit and non-audit services to be provided by its independent auditors through the first quarter, and will reassess the need to pre-approve services for any future quarters to the extent it becomes necessary. In connection with the pre-approval process, the independent auditors provided the Audit Committee with a list that described in reasonable detail the services expected to be performed by the independent auditor during the relevant period(s). Any request for services not contemplated by this list must be submitted to the Audit Committee for specific pre-approval and the provision of such services cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. All audit, audit-related, tax and other services previously performed were pre-approved by the Audit Committee.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2008	GMH COMMUNITIES TRUST
/s/ GARY M. HOLLOWAY Gary M. Holloway, Sr. President and Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
SIGNATURES