Form 10-Q
period 2008-03-31
GMH Communities Trust
filed 2008-05-12
CIK 1293200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐     No ☒

On May 9, 2008, 41,669,879 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

GMH COMMUNITIES TRUST
INDEX TO FORM 10-Q

i

Cautionary Note Regarding Forward-Looking Statements

Sale of Military Housing Division

On April 30, 2008, GMH Communities Trust, referred to throughout this report as “we” or “the Company,” completed the sale of our former military housing division, GMH Military Housing, to a U.S. subsidiary of Balfour Beatty plc, a UK-based company, referred to in this report as the “Military Housing Sale.” Under the terms of the Securities Purchase Agreement covering the sale transaction, Balfour Beatty purchased all of the issued and outstanding equity interests in the subsidiaries representing the Company’s military housing division for a total cash purchase price of $350.5 million.  Approximately $62.1 million of the proceeds were used to repay and terminate the Company’s Note Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, or Merrill Lynch.  As previously announced, the Company intends to make two separate special distributions to its shareholders and the unitholders of GMH Communities, LP, referred to as our “Operating Partnership.”  Our Board of Trustees has declared an initial special distribution of $3.10 per share/unit to our shareholders and unitholders of our Operating Partnership, which represents a substantial portion of the net proceeds from the Military Housing Sale.  This distribution will be payable on May 15, 2008 to shareholders and unitholders of record as of the close of business on May 10, 2008.  The initial distribution will total approximately $221.1 million in the aggregate.  The remainder of the proceeds from the Military Housing Sale is being retained as a reserve fund, pending the closing of our proposed merger with American Campus Communities, Inc., or ACC, and referred to throughout this report as the “Merger.”  The Merger is currently anticipated to occur during the second quarter of 2008, subject to approval of the Company’s shareholders and assuming that the other conditions in the merger agreement with ACC are satisfied or waived.  Immediately prior to the proposed merger with ACC, it is currently anticipated that there will be a second special distribution to shareholders and unitholders of approximately $0.98 per share/unit payable, comprised of the remaining net proceeds from the Military Housing Sale that were previously held in reserve.

The remainder of this report provides disclosures of our business relating to the first quarter of 2008, during which time the military housing division was still part of our business. Where this report requires that we discuss historical operations prior to April 30, 2008, we have included references to operations of the military housing division.  References to future periods and results or expectations of the Company, however, will exclude the military housing division and its activities.

Our disclosure and analysis in this document and in the documents that are or will be incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, operating or financial performance, strategic plans and objectives, or regulatory or competitive environments. The disclosures contained throughout this report will refer to our business as an ongoing operation with the impact of the Merger not considered unless otherwise noted.

Statements regarding the following subjects are forward-looking by their nature:

• the expected closing of the Merger as described in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2;

• our ability to successfully implement our current business strategy, including our ability to acquire and manage student housing properties;

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our management’s current expectations include, but are not limited to:

• failure to satisfy conditions to the completion of the Merger, including receipt of approval from our shareholders relating to the Merger; occurrence of any effect, event, development or change that could give rise to the termination of the agreement relating to the Merger; the failure of the Merger, or any of its components, to close for any other reason; risks that the Merger disrupts current plans and operations, including potential difficulties in employee retention; and the amount of the costs, fees, expenses and charges related to the Merger;

• the factors referenced in the sections of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2;

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

• unanticipated costs associated with the acquisition and integration of our student housing property acquisitions and development projects;

• changes in student population enrollment at colleges and universities or adverse trends in the off-campus student housing market;

• changes in the student housing industry, interest rates or the general economy;

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GMH COMMUNITIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Real estate investments:
Student housing properties	$1,420,396	$1,419,894
Accumulated depreciation	100,712	95,830
	1,319,684	1,324,064
Corporate assets:
Corporate assets	9,983	10,142
Accumulated depreciation	1,636	1,582
	8,347	8,560

Cash and cash equivalents	7,017	15,727
Restricted cash	21,605	20,816
Accounts and other receivables, net:
Related party	1,042	23,288
Third party	4,229	4,824
Investments in joint ventures:
Military housing projects	—	70,264
Student Housing projects	1,261	1,284
Deferred contract costs	—	1,883
Deferred financing costs, net	3,841	4,338
Lease intangibles, net	20	40
Deposits	534	629
Assets held for sale	97,506	—
Other assets	8,995	13,129
Total assets	$1,474,081	$1,488,846
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$960,236	$961,531
Line of credit	55,105	53,605
Accounts payable	2,495	10,263
Accrued expenses	22,630	30,448
Dividends and distributions payable	11,767	11,759
Liabilities related to assets held for sale	14,092	—
Other liabilities	9,542	17,738
Total liabilities	1,075,867	1,085,344

Minority interest	134,247	136,422
Commitments and contingencies (Note 9)	—	—
Beneficiaries’ equity:
Common shares of beneficial interest, $0.01 par value; 500,000,000 shares authorized, 41,669,879 issued and outstanding at March 31, 2008, and 41,621,594 issued and outstanding at December 31, 2007	42	42
Preferred shares—100,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	331,258	331,155
Cumulative earnings	36,415	32,755
Cumulative dividends	(103,748)	(96,872)
Total beneficiaries’ equity	263,967	267,080
Total liabilities and beneficiaries’ equity	$1,474,081	$1,488,846

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share information)

	Three Months Ended March 31,
	2008	2007

Revenue:
Rent and other property income	$46,582	$51,464
Expense reimbursements:
Related party	687	64
Third party	1,592	1,446
Management fees:
Related party	209	—
Third party	609	678
Other income	71	208
Total revenue	49,750	53,860
Operating Expenses:
Property operating expenses	19,351	20,167
Reimbursed expenses	2,279	1,510
Real estate taxes	4,689	4,901
Administrative expenses	3,714	4,650
Transactional expenses	2,125	—
Depreciation and amortization	5,051	11,688
Interest	13,382	17,475
Total operating expenses	50,591	60,391
Loss before equity in earnings of unconsolidated entities, income taxes and minority interest from continuing operations	(841)	(6,531)
Equity in earnings of unconsolidated entities	(84)	—
Loss before income taxes and minority interest from continuing operations	(925)	(6,531)
Income tax (benefit)/expense	(20)	68
Loss before minority interest from continuing operations	(905)	(6,599)
Minority interest (income)/loss attributable to continuing operations	313	2,874
Loss from continuing operations	(592)	(3,725)
Discontinued Operations:
Income from discontinued operations before minority interest, net of $1,501 and $1,458 of income tax expense in 2008 and 2007, respectively	7,281	6,827
Minority interest (income)/loss attributable to discontinued operations	(3,029)	(2,973)
Income from discontinued operations	4,252	3,854
Net income	$3,660	$129
Earnings per common share-basic
Continuing operation	$(0.01)	$(0.09)
Discontinued operations	0.10	0.09
	0.09	$0.00
Earnings per common share-diluted
Continuing operations	$(0.01)	$(0.09)
Discontinued operations	0.10	0.09
	$0.09	$0.00
Weighted-average shares outstanding during the period:
Basic	41,566,158	41,494,521
Diluted	71,231,686	73,128,701
Common share dividend declared per share	$0.1650	$0.1650

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$3,660	$129
Minority interest	2,716	99
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation	5,039	11,469
Amortization:
Lease intangibles	20	1,125
Investment in military housing projects	142	111
Notes payable fair value adjustment	(276)	(1,994)
Deferred loan costs	475	1,337
Restricted shares	101	95
Allowance for doubtful accounts	1,284	530
Equity in earnings of unconsolidated entities in excess of distributions received	(635)	(332)
Changes in operating assets and liabilities from continuing operations:
Restricted cash	(807)	(1,396)
Accounts and other receivables	1,758	2,074
Deferred contract costs	1,882	2,209
Deposits and other assets	(1,578)	(2,150)
Accounts payable	(1,987)	(797)
Accrued expenses and other liabilities	(6,686)	(3,004)
Net cash provided by operating activities	5,108	9,505
Cash flows from investing activities:
Property acquisitions	—	(1,291)
Capitalized expenditures	(1,404)	(1,568)
Distributions received in excess of earnings of unconsolidated entities	48	654
Investments in military housing projects	(1,100)	(13,850)
Investment in student housing joint ventures	(84)	—
Net cash used in investing activities	(2,540)	(16,055)
Cash flows from financing activities:
Owner distributions	(11,759)	(12,076)
Proceeds from line of credit	1,500	12,000
Repayment of line of credit	—	(73,611)
Proceeds from notes payable	—	90,000
Repayment of notes payable	(1,019)	(15,484)
Payment of financing costs	—	(464)
Net cash (used)/provided by financing activities	(11,278)	365
Net increase (decrease) in cash and cash equivalents	(8,710)	(6,185)
Cash and cash equivalents, beginning of period	15,727	22,539
Cash and cash equivalents, end of period	$7,017	$16,354

Supplemental information:
Cash paid for interest	$14,392	$17,758
Cash paid for taxes	$1,167	$1,002

See accompanying notes to consolidated financial statements.

GMH COMMUNITIES TRUST

Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

1. Organization and Basis of Presentation

Organization

GMH Communities Trust (the “Trust,” the “Company,” or sometimes referred to as “we”) conducts substantially all of its operations through its operating partnership, GMH Communities, LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2008, the Operating Partnership had 71,314,214 units of partnership interest outstanding, of which the Trust owned 41,088,710 units of limited partnership interest; and through a wholly-owned subsidiary, GMH Communities GP Trust, the Trust owned 581,169 units of general partnership interest, which represents 100% of the general partnership interest in the Operating Partnership. As of March 31, 2008, there were 29,644,335 units of limited partnership interest outstanding that were not owned by the Company.

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

On February 11, 2008, the Company entered into two definitive agreements in connection with the sale of its military and student housing divisions.  The first agreement was a Securities Purchase Agreement with a U.S. subsidiary of Balfour Beatty plc (“Balfour Beatty”), pursuant to which Balfour Beatty agreed to purchase the Company’s military housing division (the “Military Housing Sale”). This transaction was completed on April 30, 2008 (see Note 13).  The second agreement was an Agreement and Plan of Merger, referred to as the merger agreement, with American Campus Communities, Inc. (“ACC”), pursuant to which, following the close of the Military Housing Sale and contingent upon shareholder approval and other conditions precedent, the Company will be acquired by a subsidiary of ACC (the “Merger”).

Following the Military Housing Sale, and upon completion of several conditions precedent, including shareholder approval, the Company will be acquired by ACC pursuant to the merger agreement.  Under the terms of the merger agreement, each common share of the Company and each unit of the Company Operating Partnership will be entitled to receive at the closing of the Merger (i) 0.07642 of an ACC share of common stock, and (ii) $3.36 in cash, or approximately $5.53 in value based on the closing price of ACC’s shares of common stock on February 11, 2008 (the “Merger Consideration”).  In connection with the Merger, the Company anticipates selling its home office (the “Home Office”) immediately prior to the closing of the Merger, and will also have the right, but not the obligation, to sell up to 10 additional student housing assets (collectively with the Home Office, the “Disposition Assets”).  A percentage of the amount received, if any, in connection with the sale of the Disposition Assets will be payable to the Company’s common shareholders and unitholders immediately preceding the closing of the Merger (“the Special Distribution”), and will be in addition to the Merger Consideration.  No assurance can be given that the Company will be successful in disposing of any of the Disposition Assets or that the shareholders and unitholders will be entitled to any additional proceeds other than the Merger Consideration.

Completion of the Merger is subject to the sale of the military housing division and certain other closing conditions, including approval of the Merger by the Company’s shareholders.  The closing of the Merger, as contemplated by the merger agreement, is not subject to a financing condition.  The Merger is currently expected to close during the second quarter of 2008. The Merger has been unanimously approved by the Company’s Board of Trustees, and has been recommended for approval by the Company’s common shareholders.

Based upon the foregoing transactions, the Company has determined that there are two disposal groups, military housing and student housing, and that both disposal groups are recoverable.  As a result of the completion of the Military Housing Sale to Balfour Beatty on April 30, 2008, the military housing division has been presented in discontinued operations.  The Student Housing division has not been presented as discontinued operations as it would not be meaningful to present the entire Company as discontinued operations.

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit, except as to the balance sheet as of December 31, 2007, which has been derived from audited data, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial position of the Company as of March 31, 2008, the results of its operations for the three-month periods ended March 31, 2008 and March 31, 2007 and its cash flows for the three-month periods ended March 31, 2008 and March 31, 2007 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. As lease terms typically are 12 months or less, actual rates on in-place leases generally approximate market rental rates. Factors that we consider in the valuation of in-place leases include an estimate of incremental carrying costs during the expected lease-up periods considering current market conditions and nature of the tenancy. Purchase prices of student housing properties to be acquired are not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals. We amortize the value of in-place leases to expense over the remaining term of the respective leases, which is generally one year or less. Accumulated amortization related to intangible lease costs was $40,000 at March 31, 2008 and $20,000 at December 31, 2007.

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

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These circumstances may include, but are not limited to, operational performance, market conditions and competition from other off-campus properties and on-campus housing, legal and environmental concerns, and results of appraisals or other information obtained as part of a financing or disposition strategy. When required, we review recoverability of assets to be held and used through a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount by which the carrying value of the asset exceeds the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows. Assets to be disposed of are separately presented in the balance sheet as assets held for sale and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The Company ceased depreciating all the student housing properties and the corporate building on February 11, 2008.  These assets have not been included in assets held for sale along with the military housing division assets, as it would not be meaningful to present the entire Company in assets and liabilities held for sale.

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

Accounts receivable are presented net of the allowance for doubtful accounts of $277,000 and $239,000 at March 31, 2008 and December 31, 2007, respectively.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of deferred financing costs was $2.6 million and $2.1 million at March 31, 2008 and December 31, 2007, respectively.

Deferred Contract Costs

Deferred contract costs include costs attributable to a specific military housing project incurred in connection with seeking Congressional approval of a Community Development and Management Plan, or CDMP, subsequent to a military housing project being awarded by the Department of Defense, or DoD. In addition, deferred contract costs also include transition and closing costs incurred that are expected to be reimbursed by the military housing project. Such amounts are evaluated as to the probability of recovery and costs that are not considered probable of recovery are written off. Revenue is recognized and the related costs are expensed at the time that the reimbursement for preparing the CDMP is approved by Congress or at closing of the military housing project.  These amounts are included in assets held for sale at March 31, 2008 on the accompanying consolidated balance sheets.

Deposits

Deposits primarily consist of deposits paid to utility companies at March 31, 2008 and December 31, 2007 respectively.

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

The carrying value and fair value of fixed-rate notes payable at March 31, 2008 was approximately $928.6 million and $917.9 million, respectively.  Fair value was estimated using rates the Company believed were available to it as of March 31, 2008 for debt with similar terms. The carrying value of variable-rate notes payable approximates fair value at March 31, 2008.

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

Military Housing Segment – Included in Discontinued Operations

Standard and incentive management fees, which are based on a percentage of effective gross revenue generated by the military housing privatization projects from the basic allowance for housing (BAH) provided by the government to service members are recognized when the revenue is earned by the military housing projects. Incentive management fees are based upon the satisfaction of certain criteria including, among other things, satisfying designated benchmarks relating to emergency work order response, occupancy rates, home turnover and resident satisfaction surveys. Incentive management fees are recognized when the various criteria stipulated in the management contract have been satisfied. Accrued and unbilled incentive management fees of $3.0 million and $2.3 million are included in assets held for sale at March 31, 2008 and in accounts receivable—related party at December 31, 2007, respectively.

Standard and incentive development and construction/renovation fees, which are based on a percentage of development and construction/renovation costs incurred by the military housing projects, including hard and soft costs and financing costs, are recognized on a monthly basis as the costs are incurred by the military housing projects. Incentive development and construction/renovation fees are based upon the satisfaction of certain criteria including, among other things, completing a number of houses according to schedule, achieving specific safety records and implementing small business or minority subcontracting plans. Incentive development and construction/renovation fees are recognized when the various criteria stipulated in the contract have been satisfied. Accrued and unbilled incentive development and construction/renovation fees of $2.8 million and $3.9 million are included in assets held for sale at March 31, 2008 and in accounts receivable-related party at December 31, 2007, respectively.

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

Business development fees are earned from one of the Company’s construction partners in connection with its military housing projects. The fees consist of (i) an annual base fee, and (ii) an additional fee, which is paid on a monthly basis. As of December 31, 2007, payment of the additional fee has been terminated. The fees are recognized on a straight-line basis over the term of the related business development agreement, which is generally one year.

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

The Company earns equity returns on its investments in military housing projects. During the initial development period (“IDP”) for certain of our projects, the equity returns are a fixed percentage of our investment and subsequent to the IDP for a project, the equity returns are based on a fixed percentage of our investment and on the project’s net operating income, subject to cash distribution caps, as defined in the operating agreements related to the particular project. As of March 31, 2008, only the Fort Carson project had passed its initial development period.

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

Investments in Military Housing Projects and Student Housing Joint Ventures

The Company owns equity interests in the joint ventures that own our military housing privatization projects with the U.S. military to design, develop, construct/renovate and manage the military family housing located on or near various bases throughout the United States. In addition, the Company also owns equity interests in two joint ventures that own student housing properties.  The Company evaluates its investments in military housing project joint ventures in which we have a variable interest to determine if the underlying entity is a variable interest entity (“VIE”) as defined under FASB Financial Interpretation No. 46 (as revised) (“FIN 46(R)”). The Company has concluded that each of the military housing project joint ventures in which it has a variable interest is a VIE and that the Company is not the primary beneficiary of any of these VIEs. The Company records its investments in joint ventures in accordance with the equity method of accounting. The Company’s investment is initially recorded at cost, and then subsequently adjusted at each balance sheet date to an amount equal to what the Company would receive from the joint venture in the event that it were liquidated at net book value as of that date, and assuming that the proceeds from the liquidation are distributed in accordance with the terms of, and priority of returns set forth under, the joint venture’s operating agreement. The Company has exposure to loss to the extent of its investments, if any, and any receivables due from the military project or joint ventures.

Income Taxes

The Company elected to be taxed as a REIT under Internal Revenue Code of 1986, as amended, or the Code, commencing with its taxable year ended December 31, 2004. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. We believe we are organized and operate in a manner that allows us to qualify for taxation as a REIT under the Code, and it is our intention to adhere to these requirements and maintain the Company’s REIT status in the future. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, other than with respect to the Company’s taxable REIT subsidiaries.

 Transactional  Expenses

During the first quarter of 2008, the Company incurred $2.1 million of legal, investment banking and other expenses associated with the Military Housing Sale and the pending Merger.

Adoption of Recent Accounting Pronouncements

Fair Value Accounting:

In 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.  SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice.  The requirements of SFAS 157 are first effective for our fiscal year beginning January 1, 2008.  However, in February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities.  The adoption of SFAS 157 did not have an effect on our financial condition or results of operations.  However, we are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

In February 2007, the FASB issued SFAF No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  FAS 159 also established presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The adoption of this statement did not have an effect on our financial condition or results of operations.

Recent Accounting Pronouncements

Business Combinations:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) significantly changes the accounting for business combinations.  Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS 141(R) further changes the accounting treatment for certain specific items, including:

•                  Acquisition costs will be expensed as incurred;

•                  Non-controlling interests (formerly known as “minority interest” – see SFAS 160 discussion below) will be valued at  fair value at the acquisition date;

•                  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; and

•                  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date.

The standard is effective for annual reporting periods beginning after December 15, 2008 and will be applied prospectively.  Early adoption is prohibited. We have not yet completed our assessment of the impact SFAS 141(R) will have on our financial condition or results of operations.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. (“SFAS 160”).

SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the statement of operations.  SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests.

SFAS 160 is effective for our fiscal year, and interim periods within such a year, beginning January 1, 2009.  Early adoption of SFAS 160 is prohibited. The adoption of SFAS 160 will result in the reclassification of minority interests to beneficiaries’ equity.  The balance at March 31, 2008 was $136.4 million. We are currently evaluating further impacts, if any, of these standards on our financial statements.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.

3.  Real Estate Investments

Included in real estate investments are 64 student housing properties that the Company wholly owns, located near 41 colleges and universities in 23 states. These properties contain an aggregate of 12,092 units and 38,510 beds. The Company’s investment in student housing properties at March 31, 2008 and December 31, 2007 was as follows (in thousands):

	March 31, 2008	December 31, 2007
Land	$148,938	$149,136
Building and improvements	1,221,821	1,220,344
Residential furniture and appliances	47,818	47,340
Construction in progress	1,819	3,074
	$1,420,396	$1,419,894

4.  Assets and liabilities held for sale

On February 11, 2008, the Company entered into a Securities Purchase Agreement in connection with the Military Housing Sale to Balfour Beatty.  The sale was consummated on April 30, 2008, whereupon Balfour Beatty purchased all the issued and outstanding equity interests of the subsidiaries representing the Company’s military housing division for a cash purchase price of $350.5 million.  The assets and liabilities held for sale as of March 31, 2008 were as follows (in thousands):

Corporate assets	$21
Cash and cash equivalents	18
Accounts receivable – Related party	19,794
Accounts receivable – Third party	5
Investments in military housing projects	71,844
Deferred contract costs	2,454
Other assets	3,370
Total assets held for sale	$97,506

Accounts payable	$5,781
Accrued expenses	2,033
Other liabilities	6,278
Total liabilities held for sale	$14,092

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

As of March 31, 2008, of the Company’s joint venture entities in which it has ownership interests relating to military housing projects in operation as of that date, the Company had invested capital in the joint ventures as discussed below.

During the first quarter of 2008, the Company contributed $1.1 million to its joint venture GMH/Benham Military Communities LLC. The joint venture used these funds to make a required $1.1 million equity contribution to Fort Hamilton Housing LLC, which operates our Fort Hamilton military housing project.  The Company has a 100% interest in GMH/Benham Military Communities LLC, investment in Fort Hamilton Housing LLC. The Company is entitled to a preferred return on its investment in Fort Hamilton Housing LLC after the end of the IDP for the project.  The carrying value of this investment, net of minority interest, was $1.1 million at March 31, 2008.

In October 2007, the Company contributed $6.75 million to GMH Military Housing-Navy Southeast LLC in return for a 90% interest and Balfour Beatty Construction LLC contributed $750,000 for the remaining 10% interest. The Company consolidates GMH Military Housing-Navy Southeast LLC as it has a 90% economic interest and controls a majority of the voting interests.  Balfour Beatty Construction LLC’s 10% interest is accounted for as minority interest and is included in liabilities held for sale at March 31, 2008 and in other liabilities at December 31, 2007, on the accompanying consolidated balance sheet.  GMH Military Housing-Navy Southeast invested $7.5 million in Southeast Housing LLC, which owns and operates the Navy Southeast Region military housing project.  The Company will not accrue preferred returns for this project until the end of the IDP for the project. The carrying value of this investment, net of minority interest, was $6.8 million at both March 31, 2008 and December 31, 2007.

In November 2007, the Company contributed $7.0 million to GMH/Phelps Military Communities LLC in return for a 90% interest and Phelps Development LLC contributed $780,000 for the remaining 10% interest. The Company consolidates GMH/Phelps Military Communities LLC as it has a 90% economic interest and controls a majority of the voting rights. Phelps Development LLC’s 10% interest is accounted for as minority interest and is included in liabilities held for sale at March 31, 2008 and in other liabilities at December 31, 2007 on the accompanying consolidated balance sheet.  GMH/Phelps Military Communities LLC, through its two wholly-owned subsidiaries, invested $7.8 million into Vandenberg Housing LP, which owns and operates the Vandenberg project with the Department of the Air Force.  The Company earns a preferred return on its investment in Vandenberg Housing LP. The preferred returns will accrue but not be paid, until the end of the IDP for the project which is in 2012.  The carrying value of this investment net of minority interest was $7.3 million at March 31, 2008 and $7.1 million at December 31, 2007.

In February 2007, the Company closed on the Air Education and Training Command (“AETC”) Group I project with the Department of the Air Force.  The Company invested $8.0 million for its 80% interest in the partnership that owns AETC Housing LP, the entity that owns and operates the AETC Group I project.  The Company consolidates partnerships that own AETC Housing LP, as it has an 80% economic interest and controls a majority of the voting interests.  The remaining 20% interest is owned 10% by Hensel Phelps Construction Co. and 10% by The Benham Companies LLC, and is accounted for as minority interest and is included in liabilities held for sale at March 31, 2008 and in other liabilities at December 31, 2007 on the accompanying consolidated balance sheet.  The Company has concluded that AETC Housing LP is a VIE as defined under FIN 46(R) and that the Company is not the primary beneficiary.  The primary beneficiary is a non-equity partner in the joint venture that is more closely associated with the VIE.  The Company earns a preferred return on its investment in the AETC Group I project.   The preferred return will accrue, but not be paid, until the end of the IDP for the project, which is projected to be in 2012.  The carrying value of this investment, net of minority interest, was $8.9 million at March 31, 2008 and $8.7 million at December 31, 2007.

During the first quarter of 2007, the Company contributed $5.9 million and Benham Military Communities, LLC contributed $0.6 million, through their joint venture, GMH/Benham Military Communities LLC, which used the funds to make a required $6.5 million equity contribution commitment to FDWR Parent LLC, which operates the Fort Detrick/Walter Reed Medical Center military housing project.  The Company has a 90% interest and Benham has a 10% interest in GMH/Benham Military Communities LLC, which is entitled to a preferred return on its investment in FDWR Parent LLC commencing after the end of the IDP for the project.  The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests.  The 10% interest held by Benham Military Communities, LLC is accounted for as minority interest and is included in liabilities held for sale at March 31, 2008 and in other liabilities at December 31, 2007 on the accompanying consolidated balance sheet.  The carrying value of this investment, net of minority interest, was $5.9 million at both March 31, 2008 and December 31, 2007.

The acquisition of our ownership interests in the joint venture that owns a 10% interest in Fort Carson Family, LLC and has the rights to exclusively negotiate the Fort Eustis/Fort Story military housing projects was recorded at the fair value of the consideration paid in the amount of $31.0 million.  The underlying book value of the equity on the acquisition date was approximately $11.5 million.  The remaining $19.5 million of this investment is being amortized based on the then current fiscal year revenue as a percentage of the estimated revenue to be earned over the remaining lives of the projects, which are 45 years for the Fort Carson project and 50 years for the Fort Eustis/Story project. Amortization expense was $136,000 and $110,000 for the three months ended March 31, 2008 and 2007, respectively.  The accumulated amortization of the excess purchase price was $1.3 million and $1.2 million at March 31, 2008 and December 31, 2007, respectively. The carrying value of these investments was $23.6 million at March 31, 2008 and $23.8 million at December 31, 2007.  The Company is entitled to a preferred return on its investment in Fort Carson Family Housing LLC, plus 50% of the project’s net operating income, which will decrease to 30% and 15% in 2012 and 2016, respectively. After 2016 and through 2025, the Company’s returns on its investments are subject to an annual maximum amount of $1.75 million. The project began repaying the Company’s initial investment in Fort Carson Family Housing LLC in July 2005.  The equity is expected to be completely repaid by 2015. During each of the three months ended March 31, 2008 and 2007, the Company received $0.4 million of equity distributions from Fort Carson Family Housing LLC.

In November 2004, the Company contributed $9.5 million to GMH/Benham Military Communities LLC in return for a 90% interest and Benham Military Communities, LLC invested $1.1 million for the remaining 10% interest. The Company consolidates GMH/Benham Military Communities LLC as it has a 90% economic interest and controls a majority of the voting interests. Benham Military Communities, LLC’s 10% interest is accounted for as minority interest and is included in liabilities held for sale at March 31, 2008 and in other liabilities at December 31, 2007, on the accompanying balance sheets.  In November 2004, GMH/Benham Military Communities, LLC invested $10.6 million in Northeast Housing LLC, which owns and operates the Navy Northeast Region military housing project. GMH/Benham Military Communities LLC is entitled to a preferred return on its investment in Northeast Housing LLC. The preferred return will accrue, but not be paid, until the end of the initial development period for the project in October 2010. The carrying value of this investment net of minority interest was $12.5 million and $12.3 million at March 31, 2008 and December 31, 2007, respectively.

The following is a summary of the unaudited financial position of the unconsolidated military housing projects in which the Company had invested capital (in thousands):

	March 31, 2008	December 31, 2007
Net Property	$1,277,851	$966,334
Other Assets	$1,192,580	$1,200,897
Notes payable	$1,726,620	$1,674,845
Other Liabilities	$279,680	$84,437
Equity	$464,131	$407,949

The following is a summary of the results of operations of the unconsolidated military housing projects in which the Company has invested capital (in thousands):

	Three months ended March 31,
	2008	2007
Revenue	$63,957	$7,490
Operating Expenses	$34,180	$2,552
Interest Expense, net	$9,466	$2,475
Depreciation and amortization	$15,669	$1,894
Net Income	$4,642	$569

6.  Investment in Student Housing Joint Ventures

In April 2007, the Company entered into a joint venture with Fidelity Real Estate Group, pursuant to which the Company transferred its 100% interest in six student housing properties into the joint venture in exchange for cash and a 10% interest in the joint venture.  As part of the transaction, the Company recorded a deferred gain of approximately $2.4 million. The carrying value of this investment, net of deferred gain, is approximately $25,000 at March 31, 2008 and $78,000 at December 31, 2007.

In August 2005, the Company entered into a joint venture with an institutional investor, AEW Capital Management, to develop and construct two student housing projects which were completed in August 2006. The Company contributed land to the joint venture in exchange for its 10% interest and cash.  The carrying value of this investment at both March 31, 2008 and December 31, 2007 was $1.2 million.  The joint venture became in default at March 31, 2008 under certain debt service coverage provisions relating to the mortgage indebtedness.

The following is a summary of the unaudited financial position of the unconsolidated student housing joint ventures in which the Company has an equity interest (in thousands):

	March 31, 2008	December 31, 2007
Net property	$155,893	$157,048
Other assets	$4,522	$4,619
Debt	$124,352	$124,406
Other liabilities	$3,351	$3,693
Equity	$32,712	$33,568

The following is a summary of the unaudited results of operations of the unconsolidated student housing joint ventures in which the Company held a 10% equity interest for the three months ending March 31, 2008 (in thousands):

2008
Revenue	$5,089
Operating expenses	$2,802
Interest expense	$1,852
Depreciation and amortization	$1,464
Net income (loss)	$(1,029)

7.  Notes Payable

At March 31, 2008, notes payable totaling approximately $960.0 million were secured by 62 wholly-owned student housing properties and our corporate office.  The net carrying value of these encumbered properties was $1.27 billion at March 31, 2008.  These notes payable had a weighted average interest rate of 5.32%, and a weighted average maturity of 6.63 years, maturing at various dates between February 2009 and April 2024, and require monthly payments of principal and interest or monthly payments of interest only.

During the first quarter of 2008, the Company did not make its scheduled payments on mortgages covering five of its wholly-owned student housing properties, with outstanding principal balances totaling $64.3 million.  The Company has placed the regularly required payments into a Company-controlled escrow account and is in discussions with the lenders regarding a work-out of the mortgage debt. All five of the properties were placed into receivership during the second quarter of 2008, which will not impact the Company’s ability to close on its pending merger with ACC.  At March 31, 2008, the net carrying value of the five properties encumbered by these mortgages was $80.1 million.

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

Shared costs for human resources, information technology, office equipment and furniture, and certain management personnel were allocated to the various entities owned or controlled by Mr. Holloway, using assumptions based on headcount that management believed were reasonable. The allocation of such costs to other entities owned or controlled by Mr. Holloway during the three months ended March 31, 2008 and 2007 totaled $42,000 and $64,000, respectively, and are reflected as expense reimbursements from related parties in the accompanying consolidated statements of operations.

The Company leases space in its corporate headquarters to entities wholly-owned by Mr. Holloway. During each of the three month periods ended March 31, 2008 and 2007, rental income from these entities totaled $39,000. These amounts are included in other property income in the accompanying consolidated and combined statements of operations.  In addition, during the first quarter of 2008, the Company, through its subsidiary that owns the interests in the corporate headquarters, entered into a Put Option Agreement with Mr. Holloway, pursuant to which the Company has the right to require the sale of the corporate headquarters to Mr. Holloway for a sum of $8.0 million in the event that the building cannot be sold to an unaffiliated third party prior to the pending merger with ACC.

The Company is reimbursed by the joint ventures relating to certain of its military housing projects and student housing properties in which the Company has an ownership interest, for the cost of certain employees engaged in the daily operation of those military housing projects and student housing properties. The reimbursement of these costs is included in expense reimbursements—related party with respect to the student housing properties and discontinued operations with respect to the military housing projects, in the accompanying consolidated statements of operations. During the three months ended March 31, 2008 and 2007, such expense reimbursements relating to these military housing projects and student housing properties totaled $24.1 million and $17.3 million, respectively.

Mr. Holloway owns Bryn Mawr Abstract, Inc., an entity that provides title abstract services to third-party title insurance companies, from which we have purchased title insurance with respect to certain student housing properties and military housing projects that we have acquired or refinanced. In connection with the purchase of title insurance for these student housing properties and military housing projects, premiums were paid to other title insurance companies, which fees in some cases are fixed according to statute. From these premiums, the other title insurance companies paid to Bryn Mawr Abstract, Inc. $23,000 and $82,000 during the three months ended March 31, 2008 and 2007, respectively, for providing title abstract services.

Mr. Holloway owns Corporate Flight Services, LLC, an entity that provides aircraft services.  During the three months ended March 31, 2008 and 2007, the Company paid Corporate Flight Services, LLC $132,000 and $283,000, respectively for use of an aircraft owned by Corporate Flight Services, LLC.

9. Commitments and Contingencies

With regard to military housing privatization projects at Army bases, depending on the terms of each respective agreement, the Company is either required to fund its portion of the equity commitment to the project’s joint venture (i) after all other sources of funding for the project have been expended or (ii) after the IDP is completed. With respect to the Company’s Navy Northeast Region project and AETC Group I project, however, the Company was required to fund the equity commitment at commencement of the project.  With respect to the Company’s Fort Detrick/Walter Reed Army Medical Center project, the Company was required to fund its equity commitment during the first quarter of 2007. In connection with finalizing the agreements with the DoD for the Company’s military housing projects, the Company has committed to contribute the following aggregate amounts as of March 31, 2008 (in thousands):

2008	$1,100
2009	1,500
2010	20,500
2011	7,000
Total	$30,100

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

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” a guarantor is to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Company enters into indemnification agreements in the ordinary course of business that are subject to the provisions of FIN 45. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is immaterial. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2008 and December 31, 2007.

As of November 2, 2007, the Company had entered into a settlement agreement with the lead plaintiffs in connection with a class action lawsuit alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act and

Sections 10(b) and 20 of the Exchange Act, and Rule 10b-5.  The class action lawsuit had been filed in the United States District Court for the Eastern District of Pennsylvania, naming as defendants GMH Communities Trust, Gary M. Holloway, Sr., and Bradley W. Harris, and was brought on behalf of a class of purchasers of the Company’s securities between May 5, 2005 and March 10, 2006 based upon the Company’s restatement of certain financial results.  The Court preliminarily approved the settlement agreement by Order dated February 13, 2008 and scheduled a Settlement Hearing for April 25, 2008.  Under the terms of the settlement agreement, all claims against the Company and related defendants would be dismissed without admission or presumption of liability or wrongdoing.  An order of the Court providing granting final approval of the settlement agreement was entered on April 28, 2008. Appeals relating to the settlement must be filed within 30 days of the date of the order. The Company can provide no assurance that an appeal will not be filed, and if an appeal, is filed and the settlement approval is reversed, then the Company would be required to continue to defend itself.

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

	Three Months Ended March 31, 2008
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$46,543	$—	$—	$39	$—	$46,582
Expense reimbursements:
Related party	—	645	—	42	—	687
Third party	—	1,592	—	—	—	1,592
Management fees:
Owned properties	—	1,774	—	—	(1,774)	—
Related party	—	209	—	—	—	209
Third party	—	609	—	—	—	609
Other income	11	1	—	59	—	71
Total revenue	46,554	4,830	—	140	(1,774)	49,750

Operating Expenses:
Property operating expense	17,849	1,502	—	—	—	19,351
Intercompany management fee	1,774	—	—	—	(1,774)	—
Reimbursed expenses	—	2,237	—	42	—	2,279
Real estate taxes	4,664	—	—	25	—	4,689
Administrative expenses	—	—	—	3,714	—	3,714
Transactional expenses	—	—	—	2,125	—	2,125
Depreciation and amortization	4,839	63	—	149	—	5,051
Interest	13,241	—	—	141	—	13,382
Total operating expenses	42,367	3,802	—	6,196	(1,774)	50,591
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest from continuing operations	4,187	1,028	—	(6,056)	—	(841)
Equity in (loss)/earnings of unconsolidated entities	(84)	—	—	—	—	(84)
Income (loss) before income taxes and minority interest from continuing operations	4,103	1,028	—	(6,056)	—	(925)
Income tax benefit	—	(20)	—	—	—	(20)
Income (loss) before minority interest	4,103	1,048	—	(6,056)	—	(905)
Minority interest loss attributable to continuing operations	—	—	—	313	—	313
Income (loss) from continuing operations	4,103	1,048	—	(5,743)	—	(592)

Discontinued Operations:
Income (loss) from discontinued operations before minority interest, net of $1,501 income tax expense	—	—	8,460	(1,179)	—	7,281
Minority interest income	—	—	—	(3,029)	—	(3,029)
Income (loss) from discontinued operations	—	—	8,460	(4,208)	—	4,252

Net income(loss)	$4,103	$1,048	$8,460	$(9,951)	$—	$3,660

	Three Months Ended March 31, 2007
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$51,425	$—	$—	$39	$—	$51,464
Expense reimbursements:
Related party	—	—	—	64	—	64
Third party	—	1,446	—	—		1,446
Management fees:
Owned properties	—	1,914	—	—	(1,914)	—
Related party	—	—	—	—	—	—
Third party	—	678	—	—	—	678
Other income	29	8	—	171		208
Total revenue	51,454	4,046	—	274	(1,914)	53,860

Operating Expenses:
Property operating expense	18,114	2,053	—	—	—	20,167
Intercompany management fee	1,914	—	—	—	(1,914)	—
Reimbursed expenses	—	1,446		64	—	1,510
Real estate taxes	4,877	—	—	24	—	4,901
Administrative expenses	—	—	—	4,650	—	4,650
Transactional expenses	—	—	—	—	—	—
Depreciation and amortization	11,571	—	—	117		11,688
Interest	15,984	—	—	1,491		17,475
Total operating expenses	52,460	3,499	—	6,346	(1,914)	60,391
(Loss)/income before income taxes and minority interest from continuing operations	(1,006)	547	—	(6,072)	—	(6,531)
Income tax expense	—	68	—	—	—	68
Income (loss) before minority interest	(1,006)	479	—	(6,072)	—	(6,599)
Minority interest loss attributable to continuing operations	—	—	—	2,874	—	2,874
(Loss)/income from continuing operations	(1,006)	479	—	(3,198)	—	(3,725)

Discontinued Operations:
Income from discontinued operations before minority interest, net of $1,458 of income tax expense	789	201	6,057	(220)	—	6,827
Minority interest	—	—	—	(2,973)	—	(2,973)
Income/(loss) from discontinued operations	789	201	6,057	(3,193)	—	3,854

Net income/(loss)	$(217)	$680	$6,057	$(6,391)	$—	$129

	Student Housing Owned Properties	Student Housing- Management	Military Housing	Corporate	Total
	(in thousands)

As of March 31, 2008:
Total assets	$1,347,596	$5,826	$97,506	$23,153	$1,474,081
Total liabilities	$979,760	$866	$14,092	$81,149	$1,075,867
As of December 31, 2007
Total assets	$1,352,640	$6,005	$95,820	$34,381	$1,488,846
Total liabilities	$983,477	$1,108	$16,691	$84,068	$1,085,344

11.  Earnings Per Common Share

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three months ended March 31, 2008 and March 31, 2007 (in thousands, except share and per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	Basic	Diluted	Basic	Diluted
Net loss from continuing operation	$(592)	$(592)	$(3,725)	$(3,725)
Minority interest in continuing operations	—	(313)	—	(2,874)
Loss from continuing operations available to common shareholders	(592)	(905)	(3,725)	(6,599)

Net income from discontinued operations	$4,252	$4,252	$3,854	$3,854
Minority interest in discontinued operations	—	3,029	—	2,973
Income from discontinued operations available to common shareholders	$4,252	$7,281	$3,854	$6,827

Weighted-average common shares outstanding	41,566,158	41,566,158	41,494,521	41,494,521
Units of limited partnership held by minority interest holders	—	29,644,335	—	31,624,617
Restricted common shares	—	21,193	—	9,563
Total weighted-average shares outstanding	41,566,158	71,231,686	41,494,521	73,128,701
Earnings (loss) per common share
Continuing operations	$(0.01)	$(0.01)	$(0.09)	$(0.09)
Discontinued operations	0.10	0.10	0.09	0.09
	$0.09	$0.09	$0.00	$0.00

On March 20, 2008, the Company declared a quarterly dividend of $0.165 per outstanding common share.  The aggregate amount of dividends of $11.8 million was paid on April 15, 2008, of which $6.9 million and $4.9 million, respectively, was paid to common shareholders and unitholders of the Operating Partnership of record on March 31, 2008.

12. Discontinued Operations

For the three-month periods ended March 31, 2008, income from discontinued operations relates to the military housing division that the Company held for sale as of March 31, 2008.

For the three-month periods March 31, 2007, income from discontinued operations relates to the military housing division, as well as six of the 12 student housing properties that the Company held for sale as of March 31, 2007. The other six student housing properties have not been presented as discontinued operations because the Company (i) expects to receive significant continuing cash flows generated by earning management fees from the Company’s ongoing management of the properties, in addition to the cash flows resulting from the Company’s 10% equity ownership in the joint venture that owns and operates the properties, and (ii) continues to have significant involvement in the ongoing operations through its continuing management of the properties and its 10% equity ownership in the joint venture that owns the properties.

The following table summarizes the revenue and expense information for the three months ended March 31, 2008 and 2007 (in thousands).

	Three months ended
	March 31, 2008	March 31 ,2007
Revenue:
Rent and other operating income	$—	$5,271
Expense reimbursements – related party	23,463	17,335
Management fees – related party	3,658	2,421
Other fee income – related party	6,935	6,138
Other income	120	21
Total revenue	34,176	31,186

Expenses:
Property operating expenses	2,209	3,702
Reimbursed expenses	23,463	17,335
Real estate taxes	—	595
Administrative	283	220
Depreciation and amortization	150	1,016
Interest expense	896	1,062
Total operating expenses	27,001	23,930

Income from discontinued operations before equity in earnings of unconsolidated entities, minority interest and income taxes	7,175	7,256
Equity in earnings of unconsolidated entities	1,607	1,029
Income from discontinued operations before minority interest and income taxes	8,782	8,285
Income tax expense	1,501	1,458
Income from discontinued operations before minority interest	7,281	6,827
Minority interest	(3,029)	(2,973)
Income from discontinued operations	$4,252	$3,854

The following table summarizes the cash flow information from discontinued operations (in thousands):

	Three months ended
	March 31, 2008	March 31, 2007
Net cash (used in) provided by operating activities	$(3,165)	$5,237
Net cash used in investing activities	$(1,057)	$(13,522)
Net cash used in financing	$—	$(107)

13. Subsequent Events

On April 30, 2008, the Company completed the Military Housing Sale to Balfour Beatty.  The cash purchase price paid by Balfour Beatty at closing totaled $350.5 million. Approximately $62.1 million of the proceeds were used to repay and terminate the Company’s Note Facility with Merrill Lynch.  As previously announced, the Company intends to make two separate special distributions its shareholders and the unitholders of the Operating Partnership.  The Company’s Board of Trustees has declared an initial special distribution of $3.10 per share/unit to the holders of common shares and unitholders of the Operating Partnership, which represents a substantial portion of the net proceeds from the Military Housing Sale.   This distribution will be payable on May 15, 2008 to shareholders and unitholders of record as of the close of business on May 10, 2008.  The initial distribution will total approximately $221.1 million in the aggregate.  The remainder of the net proceeds from the transaction will be retained as working capital pending the closing of the proposed merger of GMH with ACC.  The proposed merger is currently anticipated to occur during the second quarter of 2008, subject to the approval of the Company’s shareholders and assuming that the other conditions in the merger agreement are satisfied or waived. It is currently anticipated that there will be an additional distribution to shareholders and unitholders of approximately $0.98 per/unit payable immediately prior to the proposed merger with ACC, which will be comprised of any remaining net proceeds from the Military Housing Sale.

On May 8, 2008, the Company, through its subsidiary 353 Associates, entered into an Agreement of Sale with an entity owned by Gary M. Holloway, President and CEO of the Company, relating to a sale of the corporate headquarters to Mr. Holloway. As previously announced by the Company in connection with the pending Merger, Mr. Holloway had entered into a Put Option agreement that allowed the Company to exercise an option to put the sale of the building to Mr. Holloway prior to the consummation of the Merger for a total of $8.0 million, in the event that the Company was unable to identify an unaffiliated third-party buyer. The terms of the agreement provides that Mr. Holloway is required to place an initial deposit of $240,000 into escrow within three business days after the effective date of the agreement and that the closing on the sale of the building will occur immediately prior to the consummation of the Merger. The agreement also provides that either the buyer or seller may terminate the agreement upon written notice in the event that the merger agreement with ACC is terminated in accordance with Article IX thereof.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described above under the section of this report titled “Cautionary Note Regarding Forward-Looking Statements — Military Housing Sale,” the Company completed the Military Housing Sale. In addition, the remaining operations of the Company, including the student housing business, are expected to be acquired through a merger with American Campus Communities, Inc., or  ACC, expected to be completed during the second quarter of 2008, referred to as the “Merger.”

Unless otherwise noted in this section, the disclosures of our business include references to operations of the military housing division; however, statements relating to future periods and results or expectations of the Company necessarily exclude the military housing division and its activities. The disclosures contained throughout this section also refer to our business as an ongoing operation with the impact of the Merger not considered unless otherwise noted.

Overview

We are a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families.

As of March 31, 2008, we owned, or had ownership interests in, 72 student housing properties containing a total of 13,232 units and 42,670 beds and seven undeveloped or partially developed parcels of land held for development as student housing properties. As of the date of this report, we held a 10% interest in joint ventures that owned eight of these student housing properties, covering a total of 1,140 units and 4,160 beds and provided management services for all of these properties.  In addition, we managed a total of 12 student housing properties owned by others, containing a total of 2,237 units and 7,191 beds, including 48 units and 262 beds currently under construction.

In our military housing segment, as of March 31, 2008, our operating partnership had an ownership interest in, and through various wholly-owned subsidiaries operated, 12 military housing privatization projects, comprising an aggregate of 25,658 end-state housing units on 37 military bases.  This includes our Fort Stewart unaccompanied personnel housing (UPH) project, the award of which was finalized during the first quarter of 2008, and which project comprises a total of 334 end-state housing units. Through our taxable REIT subsidiaries, we provide development, construction, renovation and management services to our military housing privatization projects (other than our AETC Group I and Vandenberg projects with the U.S. Air Force), and property management services to student housing properties owned by others. In addition, we provide consulting services with respect to the management of certain student housing properties owned by others, including colleges, universities, and other private owners. In order to comply with the applicable requirements under the REIT provisions of the Code, we must limit the operations of taxable REIT subsidiaries so that securities issued to us by our taxable REIT subsidiaries do not represent more than 20% of our total assets as of the close of any quarter in our taxable year and so that dividends from our taxable REIT subsidiaries, together with our other non-qualifying gross income, do not exceed 25% of our gross income for any taxable year.

Currently, our operations are managed within three operating segments that are separately reported: (1) student housing owned properties (2) student housing management and (3) military housing. This structure provides an effective platform for maximizing market penetration and optimizing operating economies of scale. In addition, we separately report the activities of certain departments from a corporate level, which includes personnel that service the Company as a whole and support our overall operations.

Student Housing Owned Properties

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

In the event that the Merger is not consummated and we continue our operations, we expect to continue to place less emphasis on the acquisition of additional student housing properties relative to prior years, and continue to focus on the operational performance of our existing student housing properties and development projects. To the extent our operational performance meets or exceeds management’s expectations going forward, and the Company has sufficient working capital or financing sources for additional acquisitions, we may determine that it is appropriate to place greater emphasis on acquisitions in the Company’s student housing segment and seek to acquire properties located in our targeted markets that meet management’s underwriting criteria for creating long-term growth potential. If we seek to acquire student housing properties, we will consider funding the acquisitions through joint venture structures similar to the joint venture terms that we have entered into with respect to our current joint venture properties. The timing of any additional acquisitions or development projects will be dependent upon various factors, including the ability to complete satisfactory due diligence, to find suitable joint venture partners and agree upon mutually acceptable joint venture terms, to obtain appropriate debt financing on the properties, and the availability of capital. We have traditionally funded at least a portion of our acquisition costs through the placement of mortgage debt on our student housing properties. As a result of recent volatility in the U.S. capital markets resulting from concerns over the sub-prime mortgage debt sector, our ability to obtain mortgage debt on terms that are as favorable to us as we have achieved in the past may be negatively impacted. We would consider funding our equity portion of any joint ventures by using funds from available cash from operations or borrowings, if available. We also may determine that it is appropriate to purchase additional student housing properties outright, as opposed to with a joint venture partner, depending upon many factors which may include, but are not limited to, the applicable purchase price, available capital, and projected returns with respect to the property.

In addition, to the extent that the Merger is not consummated and we continue our operations, and in recognition of the fact that certain of our student housing properties have not performed in line with internal projections, our management would analyze the Company’s owned student housing portfolio as a whole, and determine whether there are properties in certain markets that should be positioned for sale or transferred into a joint venture similar to the Company’s joint venture structure with Fidelity Real Estate Group. In performing this analysis, our management would take into consideration a number of factors, including, but not limited to, current and anticipated future supply and demand issues, projected enrollment growth at colleges and universities within the market, and an assessment of potential economies of scale in markets where the Company has multiple assets. In the event that management performs this analysis, we cannot provide any assurance that we will determine to reposition any of the Company’s student housing properties, or that the Company would be successful in any effort to complete such transactions if attempted. Any such plans to sell or place properties into a joint venture also would be subject to approval by our Board of Trustees.

Student Housing—Management

The student housing-management segment provides the on-site management function for, and generally oversees the management of, all off-campus student housing properties for the Company and for properties we manage that are owned by third parties. Also included in this segment, are activities relating to development and joint venture structuring activities. Third parties may be related parties or parties unaffiliated with the Company. The properties are strategically located near college or university campuses. Total revenues from management activities, including reimbursement of expenses, increased by approximately 20% from the three months ended March 31, 2007 to the same period in 2008, including management fees earned from the properties managed for the Company.

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

As of March 31, 2008, we managed a total of 12 student housing properties owned by others, containing a total of 2,237 units and 7,191 beds, including 48 units and 262 beds currently under construction. One of these management contracts was terminated during the second quarter, representing 51 units and 239 beds. We expect our third-party management income to decline during 2008 unless we are able to enter new management contracts. In addition, to the extent that we continue to obtain fee revenue and operating expense reimbursements from the properties that we manage for others, these amounts are expected to become less significant as a percentage of our overall revenues as rental income increases from the properties we own and to the extent our managed property portfolio does not correspondingly increase. In the event that the Merger is not consummated and we continue our operations, we expect to continue to pursue new third-party management agreements during 2008 by utilizing relationships in the student housing market and providing our significant operational economies of scale as a savings mechanism for other third-party owners, including institutional owners and individual student housing owners.

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

During the first quarter of 2008, we finalized the plans and financing for the Fort Stewart UPH project, pursuant to which the Army selected the Company to be the private sector developer for UPH for soldiers in the ranks of SSG (E-6) and above at Fort Stewart located in Hinesville, Georgia. The project is coterminous with the existing 50-year ground lease relating to the Company's Fort Stewart/Hunter family housing project and commences with a two-year IDP that includes design, construction, management, maintenance and operational responsibilities for an estimated 334 end-state housing units with project costs of approximately $37.0 million.

As of March 31, 2008, we owned equity interests in the joint ventures that owned 12 military housing privatization projects, comprising an aggregate of 25,658 end-state housing units on 37 military bases. During the three months ended March 31, 2008, we earned fees for providing development, construction/renovation and management services to these 12 military housing privatization projects.

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

• business development fees are earned from a construction partner in connection with our military housing projects. These fees consist of an (i) annual base fee, and (ii) additional fee which is paid on a monthly basis. As of December 31, 2007, payment of the additional fee has been terminated. The fees are recognized on a straight-line basis over the term of the agreement, which is generally one year.

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

Results of Operations

The results of operations for the three months ended March 31, 2008 and 2007 presented below reflect the results of operations of the Company. The eliminations column represents the management fees that are charged to our student housing—owned segment from our student housing management segment. Such amounts have been eliminated in consolidation.

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

	Three Months Ended March 31, 2008
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$46,543	$—	$—	$39	$—	$46,582
Expense reimbursements:
Related party	—	645	—	42	—	687
Third party	—	1,592	—	—	—	1,592
Management fees:
Owned properties	—	1,774	—	—	(1,774)	—
Related party	—	209	—	—	—	209
Third party	—	609	—	—	—	609
Other income	11	1	—	59	—	71
Total revenue	46,554	4,830	—	140	(1,774)	49,750

Operating Expenses:
Property operating expense	17,849	1,502	—	—	—	19,351
Intercompany management fee	1,774	—	—	—	(1,774)	—
Reimbursed expenses	—	2,237	—	42	—	2,279
Real estate taxes	4,664	—	—	25	—	4,689
Administrative expenses	—	—	—	3,714	—	3,714
Transactional expenses	—	—	—	2,125	—	2,125
Depreciation and amortization	4,839	63	—	149	—	5,051
Interest	13,241	—	—	141	—	13,382
Total operating expenses	42,367	3,802	—	6,196	(1,774)	50,591
Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest from continuing operations	4,187	1,028	—	(6,056)	—	(841)
Equity in (loss)/earnings of unconsolidated entities	(84)	—	—	—	—	(84)
Income (loss) before income taxes and minority interest from continuing operations	4,103	1,028	—	(6,056)	—	(925)
Income tax benefit	—	(20)	—	—	—	(20)
Income (loss) before minority interest from continuing operations	4,103	1,048	—	(6,056)	—	(905)
Minority interest loss attributable to continuing operations	—	—	—	313	—	313
Income (loss) from continuing operations	4,103	1,048	—	(5,743)	—	(592)

Discontinued Operations:
Income (loss) from discontinued operations before minority interest, net of $1,501 income tax expense	—	—	8,460	(1,179)	—	7,281
Minority interest income	—	—	—	(3,029)	—	(3,029)
Income (loss) from discontinued operations	—	—	8,460	(4,208)	—	4,252

Net income(loss)	$4,103	$1,048	$8,460	$(9,951)	$—	$3,660

	Three Months Ended March 31, 2007
	Student Housing- Owned Properties	Student Housing Management	Military Housing	Corporate	Elimination	Total
Revenue
Rent and other property income	$51,425	$—	$—	$39	$—	$51,464
Expense reimbursements:
Related party	—	—	—	64	—	64
Third party	—	1,446	—	—		1,446
Management fees:
Owned properties	—	1,914	—	—	(1,914)	—
Related party	—	—	—	—	—	—
Third party	—	678	—	—	—	678
Other income	29	8	—	171		208
Total revenue	51,454	4,046	—	274	(1,914)	53,860

Operating Expenses:
Property operating expense	18,114	2,053	—	—	—	20,167
Intercompany management fee	1,914	—	—	—	(1,914)	—
Reimbursed expenses	—	1,446		64	—	1,510
Real estate taxes	4,877	—	—	24	—	4,901
Administrative expenses	—	—	—	4,650	—	4,650
Transactional expenses	—	—	—	—	—	—
Depreciation and amortization	11,571	—	—	117		11,688
Interest	15,984	—	—	1,491		17,475
Total operating expenses	52,460	3,499	—	6,346	(1,914)	60,391
(Loss)/income before income taxes and minority interest from continuing operations	(1,006)	547	—	(6,072)	—	(6,531)
Income tax expense	—	68	—	—	—	68
Income (loss) before minority interest	(1,006)	479	—	(6,072)	—	(6,599)
Minority interest loss attributable to continuing operations	—	—	—	2,874	—	2,874
(Loss)/income from continuing operations	(1,006)	479	—	(3,198)	—	(3,725)

Discontinued Operations:
Income from discontinued operations before minority interest, net of $1,458 of income tax expense	789	201	6,057	(220)	—	6,827
Minority interest	—	—	—	(2,973)	—	(2,973)
Income/(loss) from discontinued operations.	789	201	6,057	(3,193)	—	3,854

Net income/(loss)	$(217)	$680	$6,057	$(6,391)	$—	$129

Student Housing

Student Housing—Owned Properties

Revenue.  As of March 31, 2008, we had 64 wholly-owned student housing properties that are included in our results from continuing operations.  Rent and other property income decreased to $46.5 million during the three months ended March 31, 2008 from $5l.4 million during the three months ended March 31, 2007.  The decrease in rent and other property income experienced during the three months ended March 31, 2008 relates to lower economic occupancy levels achieved for the 2007-2008 academic year for our portfolio versus the prior year. Although we generally seek rent increases that will exceed projected increases in property operating expenses, increases in our property operating expenses exceeded our rent increases from 2007 to 2008, primarily as a result of increases in payroll and utility expenses incurred during the first quarter of 2008 and the fact that rental rate growth was offset by lower occupancy levels. In future periods, our net income will be negatively affected to the extent property operating expenses are higher than those projected by our management for such period prior to lease execution for the applicable academic year.

We owned 63 properties which are included in our results from continuing operations during both the three months ended March 31, 2008 and 2007, referred to herein as our same store properties. Our revenues at the same store properties were $46.2 million during the three months ended March 31, 2008 as compared to $47.4 million during the three months ended March 31, 2007.

Other income remained relatively consistent during the three months ended March 31, 2008 compared to the same period in the previous year.  Other income consists primarily of interest income on invested cash.

Expenses. Property operating expenses from continuing operations decreased to $17.8 million during the first quarter of 2008 from $18.1 million for the first quarter of 2007. The decrease of $0.3 million is attributable to a $0.2 million decrease in utilities expense and a $0.5 million decrease in insurance expense.  The decreases were offset by a $0.1 million increase in repairs and maintenance expense; a $0.2 million increase in other taxes; and a $0.1 million increase in security services.

With respect to our same store properties, we experienced an increase in property operating expenses of approximately $1.2 million for first quarter of 2008, as compared to 2007. This increase was primarily attributable to an increase in payroll expense of $0.6 million, an increase in utilities expense of $0.3 million, an increase in security expense of $0.2 million, and an increase in property marketing expenses of $0.1 million.

Real estate taxes from continuing operations decreased to $4.7 million in 2008 from $4.9 million in 2007.  Real estate taxes relating to our same store properties remained relatively consistent during the three months ended March 31, 2008 as compared to the same period in the previous year.  We may see an increase in real estate taxes to the extent that local authorities continue to aggressively pursue higher real estate tax assessments on properties that we currently own.

Depreciation and amortization from continuing operations decreased to $4.8 million as compared to $11.6 million in 2007.   The significant decrease is due to the fact that our student housing properties were classified as held for sale upon the announcement of our pending merger with ACC and, therefore, we ceased depreciation of our student housing properties on February 12, 2008.

Interest expense from continuing operations decreased to $13.2 million for the first quarter of 2007 from $16.0 million in 2007.  We expect interest expense to decrease during the remainder of 2008, since the Company paid down the remaining outstanding balance on its note facility with Merrill Lynch in connection with the Military Housing Sale effected on April 30, 2008.

Student Housing Management

Revenue.  Expense reimbursements from related parties increased to $0.6 million for the first quarter of 2008 from zero in 2007, as a result of the commencement of management services during 2007 for six properties that we transferred into a joint venture with Fidelity Real Estate Group, as well as two properties in our joint venture with AEW Capital Management, LP.

Expense reimbursements from third parties remained relatively consistent during the three months ended March 31, 2008, as compared to the same period in the prior year.  Reimbursed expenses are comprised of payroll expenses for on-site employees.  We expect expense reimbursements to decrease in 2008 as a result of the termination of the management contracts we maintained with SCI Real Estate Investments relating to five student housing properties sold during 2007.

Management fee income from third parties remained relatively consistent during the three months ended March 31, 2008, as compared to that same period in the prior year.

Expenses. Property operating expenses decreased from $2.1 million during the three months ended March 31, 2007 to $1.5 million during the three months ended March 31, 2008, primarily due to the termination of the management contracts we maintained with SCI Real Estate Investment relating to five properties that we sold during 2007. These expenses are comprised of payroll and general and administrative expenses directly associated with the operations of the Company’s owned and managed portfolios. While those employees who are directly responsible for the oversight of specific properties are charged directly to the Student Housing-Owned segment, this segment staffs a full operations department. This department includes those employees responsible for portfolio oversight, which includes regional vice presidents, regional property managers, regional leasing specialists and the associated expenses such as travel directly related to those employees who perform this function. Such expenses are considered part of our student housing management operation.

Reimbursed expenses, which includes related party and third party managed properties remained relatively consistent during the three months ended March 31, 2008, as compared to the same period in the prior year.  Reimbursed expenses are comprised mostly of payroll expenses for on-site employees.

Income taxes for the three months ended March 31, 2008 amounted to a $20,000 tax benefit versus no income tax expense for the same period in the prior year. Income taxes consist primarily of taxes associated with the operations of our student housing taxable REIT subsidiary, which manages properties for third parties.

Military Housing - Discontinued Operations

The following table summarizes the revenue and expense information related to the military housing segment, which is included in discontinued operations for the three months ended March 31, 2008 and 2007 (in thousands).

	Three months ended
	March 31, 2008	March 31 ,2007
Revenue:
Expense reimbursements – related party	$23,463	$17,335
Management fees – related party	3,658	2,421
Other fee income – related party	6,935	6,138
Other income	120	20
Total revenue	34,176	25,914

Expenses:
Property operating expenses	2,209	1,975
Reimbursed expenses.	23,463	17,335
Depreciation and amortization	150	118
Total operating expenses	25,822	19,428

Income from discontinued operations before equity in earnings of unconsolidated entities, minority interest and income taxes	8,354	6,486
Equity in earnings of unconsolidated entities	1,607	1,029
Income from discontinued operations before minority interest and income taxes	9,961	7,515
Income tax expense	1,501	1,458
Income from military housing division	$8,460	$6,057

Revenue. Expense reimbursements increased to $23.5 million for the three months ended March 31, 2008, as compared to $17.3 million for the three months ended March 31, 2007. The increase is due primarily to the reimbursement of closing and transition expenses from our Navy Southeast Region and Vandenberg projects, both of which commenced operations during the fourth quarter of 2007; and increases in the reimbursement of renovation expenses at our Fort Hamilton, Fort Eustis/Story, Navy Northeast, Fort Bliss/White Sands, Fort Carson, Fort Gordon, Navy Southeast Region and Vandenberg projects, offset by declines in reimbursement of renovation expenses at our Fort Stewart/Hunter, AETC Group I and Carlisle Picatinny projects. The table below sets forth certain information regarding the revenue from expense reimbursements for each of our military housing projects for the three months ended March 31, 2008 and 2007.

Project	2008	2007
	(in millions)
Expense Reimbursements
Fort Stewart and Hunter Army Airfield Project	$1.0	$2.1
Fort Carson Project	1.5	0.9
Fort Hamilton Project	0.4	0.1
Walter Reed Army Medical Center and Fort Detrick Project	0.2	0.2
Fort Eustis/Fort Story Project	1.2	0.8
Navy Northeast Region Project	6.8	4.8
Fort Bliss/White Sands Missile Range Project	4.5	1.9
Fort Gordon Project	0.7	0.4
Carlisle/Picatinny Project.	0.5	1.3
AETC Group I (1)	2.8	4.8
Navy Southeast Region Project (2)	3.3	—
Vandenberg Project (2)	0.6	—
Total expense reimbursements	$23.5	$17.3

(1)	The AETC Group I project commenced operations in the first quarter of 2007 and included $4.1 million of transition cost reimbursements for the three months ending March 31, 2007.

(2)	The Navy Southeast Region and Vandenberg projects commenced operations in the fourth quarter of 2007.

Management fees from related parties increased to $3.7 million for the three months ended March 31, 2008, compared to $2.4 million for the three months ended March 31, 2007. The amount of management fees from related parties that we receive during a fiscal period is affected by the number of housing units that we manage under our military housing projects during that period, which fluctuates based on the number of housing units that we construct/renovate or demolish during that period.  Management fees from related parties increased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, due to the commencement of our AETC Group I project in the first quarter of 2007 and the commencement of our Navy Southeast Region and Vandenberg projects in the fourth quarter of 2007.  The table below sets forth certain information regarding our revenue from management fees from related parties for each of our military housing projects for the three months ended March 31, 2008 and 2007.

Project	2008	2007
	(in millions)
Fort Stewart and Hunter Army Airfield Project	$0.4	$0.4
Fort Carson Project	0.3	0.3
Fort Hamilton Project	0.1	0.1
Walter Reed Army Medical Center and Fort Detrick Project	0.1	0.1
Fort Eustis/Fort Story Project	0.2	0.1
Navy Northeast Region Project	0.8	0.8
Fort Bliss/White Sands Missile Range Project	0.3	0.3
Fort Gordon Project	0.1	0.1
Carlisle/Picatinny Project	0.1	0.1
AETC Group I Project (1)	0.3	0.1
Navy Southeast Region Project (2)	0.8	—
Vandenberg Project (2)	0.2	—
Total	$3.7	$2.4

(1)	The AETC Group I project commenced in the first quarter of 2007.

(2)	The Navy Southeast Region and Vandenberg projects commenced operation in the fourth quarter of 2007.

Other fee income from related parties, which includes development and construction/renovation fees and business development fees, totaled $6.9 million for the three months ended March 31, 2008, as compared to $6.1 million for the same period in 2007.  Of the 2008 amount, $6.7 million related to development and construction/renovation fees, and $0.2 million related to business development fees.  The amount of other fee income from related parties that we receive during a fiscal period is affected by the number of housing units that we construct or renovate under our military housing projects during that period, which will fluctuate based on the point at which we are during the initial development period for the project.  Generally, the majority of new construction work is completed during the beginning years of an initial development period, while construction/renovation work is completed throughout the initial development period. Other fee income from related parties increased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to increases in construction activities at our Fort Bliss/White Sands, Fort Carson, Fort Hamilton, Navy Northeast Region and Carlisle Picatinny projects; and the commencement of our AETC I project in the first quarter of 2007 and our Navy Southeast Region and Vandenberg projects in the fourth quarter of 2007, offset by decreases in construction activity at our Fort Detrick and Walter Reed Army Medical Center, our Fort Eustis/Fort Story project and our Fort Gordon projects. Business development fees decreased to $0.2 million for the three months ended March 31, 2008, as compared to $1.0 million for the same period in 2007, primarily due to the expiration of one of our business development agreements at December 31, 2007.  The table below sets forth certain information regarding the revenue from other fee income from related parties for each of our military housing projects for the three months ended March 31, 2008 and 2007.

Project	2008	2007
	(in millions)
Development and Construction/Renovation Fees
Fort Stewart and Hunter Army Airfield Project	$0.2	$0.2
Fort Carson Project	0.6	0.2
Fort Hamilton Project	0.1	—
Walter Reed Army Medical Center and Fort Detrick Project	—	0.2
Fort Eustis/Fort Story Project	0.4	0.7
Navy Northeast Region Project	1.2	1.0
Fort Bliss/White Sands Missile Range Project	1.8	1.0
Fort Gordon Project	0.2	0.6
Carlisle/Picatinny Project	0.3	0.1
AETC I (1)	1.7	1.1
Navy Southeast Region Project (2)	0.1	—
Vandenberg Project (2)	0.1	—
Total Development and Construction Fees	$6.7	$5.1
Business Development Fees	$0.2	$1.0
Total Other Fee Income – Related Parties	$6.9	$6.1

(1)	The AETC Group I project commenced operations in the first quarter of 2007.

(2)	The Navy Southeast Region and Vandenberg projects commenced operations in the fourth quarter of 2007.

Equity in earnings of unconsolidated entities, consisting of equity income and preferred returns from our military housing project joint ventures, totaled $1.6 million for the three months ended March 31, 2008, as compared to $1.0 million for the three months ended March 31, 2007.   The increase was primarily due to preferred returns earned on our AETC Group I and Vandenberg projects, and an increase in preferred returns earned on our Fort Carson project due to an increase in rental revenue and net operating income.  The table below sets forth certain information regarding equity in earnings of unconsolidated entities for the three months ended March 31, 2008 and 2007.

Project	2008	2007
	(in millions)
Fort Carson Project	$1.0	$0.7
Navy Northeast Region Project	0.2	0.2
AETC Group I Project (1)	0.2	0.1
Vandenberg Project (2)	0.2	—
Total	$1.6	$1.0

(1)    The AETC Group I project commenced operations in the first quarter of 2007.

(2)    The Vandenberg Project commenced operations in the fourth quarter of 2007.

Expenses. Property operating expenses include costs related to operating the military housing segment of our business, such as the compensation expense related to our military housing personnel located in our corporate headquarters. These costs increased to $2.2 million in for the three months ended March 31, 2008, from $2.0 million in the three months ended March 31, 2007. The increase was due to increases in (i) our renovation company operations and (ii) management and administrative expenses related to our overall expansion of our business.

Reimbursed expenses increased to $23.5 million for the three months ended March 31, 2008 from $17.3 million for the three months ended March 31, 2007, primarily due to payroll and renovation expenses related to the 12 military housing projects in operation as of March 31, 2008, as compared with the seven military housing projects in operation as of March 31, 2007, offset by anticipated declines in construction and renovation activity at certain projects.

Income Taxes. The effective tax rate on income taxes resulting from the portion of income that is earned in our Military Housing taxable REIT subsidiary remained relatively constant at 35.7% in 2008 versus 36.0% in 2007.

Corporate

Rental revenue and expense reimbursements, which were recognized with respect to the portion of our corporate headquarters leased to entities affiliated with Gary M. Holloway, Sr., and payroll and related expenses reimbursed by entities affiliated with Mr. Holloway for the provision of common services, remained relatively constant during the three months ended March 31, 2008 and 2007.

Other income, consisting primarily of interest income, decreased by $112,000 primarily due to decreased overnight cash investments.

Administrative expenses, primarily relating to management of our corporate office, accounting, legal, human resources, information technology and acquisition departments, decreased to $3.7 million for the three months ended March 31, 2008 from $4.7 million in 2007, primarily due to decreases in professional fees, as well as training costs incurred during 2007 associated with implementation of new leasing software relating to our Student Housing division as well as other one time software licensing costs, and a decrease in other taxes.

Transactional expenses of $2.1 million consisted of legal, investment banking and other expenses associated with the Military Housing Sale and the pending Merger.

Interest expense decreased to $0.1 million for the three months ended December31, 2008 from $1.5 million in 2007, primarily due to the presentation of interest on our note facility presented in discontinued operations in 2008, as the facility was terminated in connection with the Military Housing Sale.  This note facility was not in place during the first quarter of 2007.

Liquidity and Capital Resources

Short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other costs. These expenses and costs include (i) recurring maintenance and capital expenditures to maintain and lease our properties, (ii) interest expense and scheduled principal payments on outstanding indebtedness, (iii) real estate taxes and insurance, (iv) corporate salaries, employee benefits and other corporate overhead and administrative expenses, and (v) distributions to shareholders and unitholders of our operating partnership. During the first quarter of 2008, our short-term liquidity needs were funded primarily through our three-year $100.0 million revolving note facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated. In connection with consummation of the Military Housing Sale, we terminated this facility on April 30, 2008. We currently expect that any of our short-term and long-term liquidity needs may be met through our working capital on hand, including approximately $67.0 million in proceeds from the Military Housing Sale that we have retained as a reserve fund through the anticipated Merger that is expected to occur in the second quarter of 2008. In the event that the Merger is not consummated, management may seek to obtain a replacement credit line/facility to be secured by the Company’s student housing operations and properties in order to fund operations going forward. While management expects the $67.0 million of retained proceeds from the Military Housing Sale to provide sufficient liquidity through the anticipated closing of the Merger or until a new credit facility can be established if the Merger is not completed, there can be no assurance that we will be able to obtain a replacement credit line/facility on terms that are favorable to us or at all.

We elected to be treated as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis. Therefore, except as discussed below, as a general matter, a substantial portion of cash generated by our operations will be used to fund distributions to shareholders and holders of limited partnership interests in our operating partnership, and will not be available to satisfy our liquidity needs. Future dividends will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as our Board of Trustees deems relevant. For the first quarter of 2008, we declared a quarterly dividend distribution of $0.165 per common share, and at the same time, our operating partnership paid a distribution of $0.165 per unit to holders of limited partnership interests in our operating partnership. Under the terms of the Merger Agreement, we are prohibited from making quarterly distributions to our shareholders going forward. To the extent we do not complete the Merger, we cannot assure you that we will continue to have cash available for distributions at historical levels or at all. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. To the extent that our cash flow from operations is insufficient to fund our anticipated dividend distributions, we may seek to borrow funds through other third-party debt financing or we may lower our dividend distribution. Our available cash for distributions will be affected by a number of factors, including: the revenue we receive from our student housing properties; revenues from management fees in connection with management services that we will provide for student housing properties owned by others; our operating expenses; interest expense; costs related to our pending litigation; and any unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our ability to pay dividend distributions to our shareholders and our results of operations, please see the section of our Annual Report on Form 10-K for the year ended December 31, 2007 titled “Risk Factors” under Part I, Item 1A thereof.

With regard to our currently owned student housing properties, we do not have any material short-term capital commitments, other than with respect to our short-term capital needs relating to the general expenses and costs associated with operating and managing these properties, including anticipated third quarter turnover costs. Since the beginning of 2007, our management has placed less emphasis on the acquisition of additional student housing properties, and has continued to focus on the operational performance of our existing student housing properties and development projects. In the event that the Merger with ACC is not completed and we continue our student housing operations, however, we will require funds in connection with any future acquisitions of student housing properties. See the section above titled “Overview—Student Housing—Owned Properties” for a more detailed discussion of management’s expectations regarding funding sources for any future property acquisitions. During the first quarter of 2008, we did not make scheduled debt service payments on mortgage debt relating to five of our wholly-owned student housing properties, which collectively have outstanding principal balances totaling $64.3 million.  These properties had previously been identified as having insufficient cash flow to fund debt service, and as a result, were placed on the market for sale.  Since we have been unable to secure buyers at purchase prices above the existing mortgage debt on these properties, and the mortgage debt is non-recourse to the Company, we initiated discussions with the lenders to reach a work-out of the debt and/or surrender the properties to receivership.  In addition, as of March 31, 2008, we were in default under certain debt service coverage provisions relating to the mortgage indebtedness covering our two student housing properties owned through a joint venture with AEW Capital Management, LP (“AEW”).  The total mortgage debt on these properties is approximately $32.0 million, and we also have an existing guaranty with the lender for $8.0 million. We are in discussions with both the lender and AEW to effectuate a short-term relief of the covenants and an acquisition of our joint venture interests and the assumption of the guaranty by AEW.  In the event we are unable to negotiate a favorable outcome with the lender for these properties, then the lender could, in addition to other remedies, exercise its right to accelerate the debt and call the guaranty.

Neither the non-payment of mortgage debt relating to the five wholly-owned student housing properties, nor our default relating to the two joint venture student housing properties, each referenced above will affect the requirement that ACC effect the Merger (assuming all other closing conditions are met). In the event that the Merger is not consummated, then we would continue to work with the lenders and AEW to negotiate a work-out of the debt and/or seek to amend the ongoing debt-service covenant requirements and effectuate the acquisition of our interests.

Long-term liquidity requirements with respect to our student housing segment consists primarily of amounts necessary to fund scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically at our properties, and the costs associated with acquisitions of student housing properties and awards or acquisitions of military housing privatization projects that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including existing working capital, cash provided by operations, and long-term mortgage indebtedness. During the first quarter of 2008, our long-term liquidity requirements were satisfied primarily through cash generated by operations and not used to fund distributions and the additional external financing sources discussed above. We also would expect to fund our long-term liquidity requirements primarily through cash generated by operations and sales and not used to fund distributions and the additional external financing sources discussed above.

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

Given current market conditions, our strategy favors fixed-rate, secured debt over variable-rate debt to minimize our exposure to increases in interest rates. As of March 31, 2008, 96.7% of the outstanding principal amount of our notes payable secured by properties we owned had fixed interest rates with a weighted-average rate of 5.32%. The remaining 3.3% of outstanding principal amount of our notes payable and our Merrill Lynch Note Facility at March 31, 2008, had variable interest rates primarily equal to LIBOR plus 1.90%.

As of March 31, 2008, we had $55.1 million in funds drawn from our Merrill Lynch Note Facility, bearing a variable interest rate of 4.46%.

As of March 31, 2008, based on our variable rate debt balances described above, if interest rates were to increase by 1.0%, our interest expense would have increased by approximately $1.0 million on an annual basis.

Item 4.          Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operating effectiveness as of March 31, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)          Change in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

As of November 2, 2007, the Company had entered into a settlement agreement with the lead plaintiffs in connection with a class action lawsuit alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20 of the Exchange Act, and Rule 10b-5.  The class action lawsuit had been filed in the United States District Court for the Eastern District of Pennsylvania, naming as defendants GMH Communities Trust, Gary M. Holloway, Sr., and Bradley W. Harris, and was brought on behalf of a class of purchasers of the Company’s securities between May 5, 2005 and March 10, 2006 based upon the Company’s restatement of certain financial results.  The Court preliminarily approved the settlement agreement by Order dated February 13, 2008 and scheduled a Settlement Hearing for April 25, 2008.  Under the terms of the settlement agreement, all claims against the Company and related defendants would be dismissed without admission or presumption of liability or wrongdoing.  An order of the Court providing granting final approval of the settlement agreement was entered on April 28, 2008. Appeals relating to the settlement must be filed within 30 days of the date of the order. The Company can provide no assurance that an appeal will not be filed, and if an appear is filed and the settlement approval is reversed, then the Company would be required to continue to defend itself.

The Company also is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business. Other than the matters described above, we are not involved in any other material litigation nor, to our knowledge, is any material litigation pending or threatened against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

On May 8, 2008, the Company, through its subsidiary 353 Associates, entered into an Agreement of Sale with an entity owned by Gary M. Holloway, President and CEO of the Company, relating to a sale of the corporate headquarters to Mr. Holloway. As previously announced by the Company in connection with the pending Merger, Mr. Holloway had entered into a Put Option agreement that allowed the Company to exercise an option to put the sale of the building to Mr. Holloway prior to the consummation of the Merger for a total of $8.0 million, in the event that the Company was unable to identify an unaffiliated third-party buyer. The terms of the agreement provide that Mr. Holloway is required to place an initial deposit of $240,000 into escrow within three business days after the effective date of the agreement and that the closing on the sale of the building will occur immediately prior to the consummation of the Merger. The agreement also provides that either the buyer or seller may terminate the agreement upon written notice in the event that the merger agreement with ACC is terminated in accordance with Article IX thereof.

Item 6.            Exhibits

Exhibit	Description of Document
10.1

Agreement and Plan of Merger, dated as of February 11, 2008, by and among GMH Communities Trust, GMH Communities, Inc., GMH Communities, LP, American Campus Communities, Inc., American Campus Communities Operating Partnership LP, American Campus Communities Acquisition LLC and American Campus Communities Acquisition Limited Partnership LP. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008).

10.2

Securities Purchase Agreement, dated as of February 11, 2008, by and among GMH Communities Trust, GMH Communities, Inc., Balfour Beatty, Inc. and, solely for purposes of Article 8 therein, Balfour Beatty plc(Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008).

10.3

Put Option to Sell Agreement, dated as of February 11, 2008, by and between GMH Communities, LP and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008).

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

GMH COMMUNITIES TRUST

Date: May 12, 2008	/s/ Gary M. Holloway, Sr.
Gary M. Holloway, Sr.
President and Chief Executive Officer

/s/ J. Patrick O’Grady
J. Patrick O’Grady
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Document
10.1

Agreement and Plan of Merger, dated as of February 11, 2008, by and among GMH Communities Trust, GMH Communities, Inc., GMH Communities, LP, American Campus Communities, Inc., American Campus Communities Operating Partnership LP, American Campus Communities Acquisition LLC and American Campus Communities Acquisition Limited Partnership LP. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008).

10.2

Securities Purchase Agreement, dated as of February 11, 2008, by and among GMH Communities Trust, GMH Communities, Inc., Balfour Beatty, Inc. and, solely for purposes of Article 8 therein, Balfour Beatty plc(Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008).

10.3

Put Option to Sell Agreement, dated as of February 11, 2008, by and between GMH Communities, LP and Gary M. Holloway, Sr. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008).

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